Form 10-Q
period 1997-06-30
CRESCENT OPERATING INC
filed 1997-08-14
CIK 1035426

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 333-25223
                        --------------------------------



                            CRESCENT OPERATING, INC.
             (Exact name of Registrant as specified in its charter)


STATE OF DELAWARE                                     75-2701931
(State or other incorporation)                       (I.R.S. Employer
                                                     Identification No.)

777 MAIN STREET
FORT WORTH, TEXAS                                     76102
(Address of principal executive offices)             (Zip Code)



       Registrant's telephone number, including area code: (817) 877-0477


Indicate by check mark whether the registrant (1) has filed all reports required by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

 The number of shares of Common Stock, $.01 par value, outstanding on June 30,
                             1997 was 11,025,547.

                            CRESCENT OPERATING, INC.
                           CONSOLIDATED BALANCE SHEET
                              AT JUNE 30, 1997 AND
                           CARTER CROWLEY ASSET GROUP
                  COMBINED BALANCE SHEET AT DECEMBER 31, 1996

                                                                                   PREDECESSOR
                                                                                   ------------
                                                                      JUNE 30,     DECEMBER 31,
                                                                        1997           1996
                                                                    ------------   ------------
                                                                    (unaudited)      (audited)
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalent                                       $  1,207,307   $     22,335
     Accounts Receivable
         Trade, net of allowance for doubtful accounts of $45,360
         and $30,645 in 1997 and 1996, respectively                    1,112,548      1,030,648
         Affiliate                                                          --          129,296
         Other                                                              --           42,641
     Inventories                                                       1,862,406      1,612,952
     Investment in sales-type leases, net                                   --          212,320
     Deferred income tax asset                                              --           30,705
     Prepaid expenses and other current assets                           214,131          6,164
                                                                    ------------   ------------
         Total current assets                                          4,396,392      3,087,061
                                                                    ------------   ------------

PROPERTY AND EQUIPMENT, at cost
     Rental equipment                                                  2,134,943      7,733,007
     Land                                                                 31,687        452,397
     Building and improvements                                           156,213        680,895
     Transportation equipment                                             16,530        375,721
     Office furniture and other equipment                                 19,140        368,752
                                                                    ------------   ------------

     Less - accumulated depreciation                                      (3,518)    (2,927,314)
                                                                    ------------   ------------
         Net property and equipment                                    2,354,995      6,683,458
                                                                    ------------   ------------

INVESTMENTS:
     Investment in Hicks, Muse, Tate and Furst Equity Fund II         10,153,304      7,593,493
     Investments in Charter Behavioral Health Systems, LLC             7,101,000           --
     Investment in Magellan Warrants                                  12,500,000           --
     Investments in sales-type leases, net                                  --          118,721
                                                                    ------------   ------------
         Total Investments                                            29,754,304      7,712,214
                                                                    ------------   ------------

OTHER ASSETS
     Organizational Cost and other                                       684,140           --
                                                                    ------------   ------------
TOTAL ASSETS                                                        $ 37,189,831   $ 17,482,733
                                                                    ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                       $  1,776,091   $    782,567
     Notes payable, current portion
         Affiliate                                                          --        1,941,606
         Other                                                           292,217        264,136
                                                                    ------------   ------------
         Total current liabilities                                     2,068,308      2,988,309

LONG-TERM LIABILITIES
     Long-term debt, net of current portion                           25,905,000      3,199,607
     Deferred income taxes                                                  --          369,806
                                                                    ------------   ------------
         Total liabilities                                            27,973,308      6,557,722
                                                                    ------------   ------------

COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)

SHAREHOLDERS' EQUITY
     Common Stock, $0.01 par value; authorized 22,500,000 shares;
     outstanding 11,025,547 at June 30,1997                              110,255         12,500
     Paid in Capital                                                   9,368,246     14,425,687
     Retained Deficit                                                   (261,978)    (3,513,176)
                                                                    ------------   ------------
Total Shareholders' Equity                                          $  9,216,523   $ 10,925,011
                                                                    ------------   ------------
TOTAL SHAREHOLDERS' EQUITY AND LIABILITIES                          $ 37,189,831   $ 17,482,733
                                                                    ============   ============

        The accompanying notes are an integral part of the consolidated and combined condensed financial information.

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE PERIOD FROM MAY 9, 1997 TO JUNE 30, 1997 AND
                           CARTER CROWLEY ASSET GROUP
    STATEMENTS 0F OPERATIONS FOR THE PERIOD APRIL 1, 1997 TO MAY 8, 1997 AND
                    FOR THE THREE MONTHS ENDED JUNE 30, 1996
                                  (UNAUDITED)

                                                                   Predecessor
                                                           ----------------------------
                                             For the        For the          For the
                                           Period from     Period from     Three Months
                                           May 9, 1997-   April 1, 1997-      Ended
                                           June 30, 1997   May 8, 1997     June 30, 1996
                                           ------------    ------------    ------------
REVENUES:
   Sales and service ...................   $    527,542    $    376,891    $    856,716
   Equipment sales .....................        551,881         378,294       1,259,198
   Rental ..............................        628,157         395,037         607,389
                                           ------------    ------------    ------------
     Total revenues ....................   $  1,707,580    $  1,150,222    $  2,723,303
                                           ------------    ------------    ------------
COST OF SALES:
   Sales and service ...................        418,516         344,633         683,143
   Equipment sales .....................        492,536         343,450       1,156,605
   Rental ..............................         78,503         243,077         425,845
                                           ------------    ------------    ------------
     Total cost of sales ...............        989,555         931,160       2,265,593
                                           ------------    ------------    ------------
GROSS PROFIT ...........................   $    718,025    $    219,062    $    457,710
                                           ------------    ------------    ------------

SELLING, GENERAL, AND
   ADMINISTRATIVE
   EXPENSES ............................   $    435,327    $    197,587    $    389,408
                                           ------------    ------------    ------------

INCOME FROM OPERATIONS .................   $    282,698    $     21,475    $     68,302
                                           ------------    ------------    ------------

OTHER (INCOME) EXPENSE:
   Equity in loss of CBHS ..............        399,000            --              --
   Interest expense ....................        308,825          22,115          64,868
   Interest income .....................         (3,888)         (3,166)        (15,635)
   Gain on sale of partnership .........       (150,000)           --              --
   Other ...............................   $     (9,261)   $     (1,055)   $     (1,377)
                                           ------------    ------------    ------------
Total other (income)
       expense .........................   $    544,676    $     17,894    $     47,856
                                           ------------    ------------    ------------
INCOME (LOSS) BEFORE
   INCOME  TAXES .......................       (261,978)          3,581          20,446

INCOME  TAX PROVISION ..................   $       --      $      1,253    $      7,154
                                           ------------    ------------    ------------

NET INCOME (LOSS) ......................   $   (261,978)   $      2,328    $     13,292
                                           ============    ============    ============

NET INCOME (LOSS)
PER SHARE ..............................   $       (.02)           --              --
WEIGHTED AVERAGE
SHARES OUTSTANDING .....................     11,025,547            --              --

      The accompanying notes are an integral part of the consolidated and combined condensed financial information.

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE PERIOD FROM MAY 9, 1997 TO JUNE 30, 1997 AND
                           CARTER CROWLEY ASSET GROUP
   STATEMENTS 0F OPERATIONS FOR THE PERIOD JANUARY 1, 1997 TO MAY 8, 1997 AND
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                  (UNAUDITED)


                                                                Predecessor
                                                        ----------------------------
                                          For the         For the          For the
                                        Period from      Period from     Six  Months
                                        May 9, 1997-   January 1, 1997-    Ended
                                       June 30, 1997    May 8, 1997     June 30, 1996
                                        ------------    ------------    ------------
REVENUES:
   Sales and service ................   $    527,542    $  1,209,271    $  1,828,386
   Equipment sales ..................        551,881       1,727,602       1,919,057
   Rental ...........................        628,157       1,252,844       1,279,253
                                        ------------    ------------    ------------
     Total revenues .................   $  1,707,580    $  4,189,717    $  5,026,696
                                        ------------    ------------    ------------
COST OF SALES:
   Sales and service ................        418,516       1,527,183       1,469,613
   Equipment sales ..................        492,536       1,024,310       1,746,346
   Rental ...........................         78,503         841,651         924,365
                                        ------------    ------------    ------------
     Total cost of sales ............        989,555       3,393,144       4,140,324
                                        ------------    ------------    ------------
GROSS PROFIT ........................   $    718,025    $    796,573    $    886,372
                                        ------------    ------------    ------------

SELLING, GENERAL, AND
   ADMINISTRATIVE
   EXPENSES .........................   $    435,327    $    635,993    $    864,400
                                        ------------    ------------    ------------

INCOME FROM OPERATIONS ..............   $    282,698    $    160,580    $     21,972
                                        ------------    ------------    ------------

OTHER (INCOME) EXPENSE:
   Equity in loss of CBHS ...........        399,000            --              --
   Interest expense .................        308,825         135,369         135,693
   Interest income ..................         (3,888)        (12,884)        (27,778)
   Gain on sale of partnership ......       (150,000)           --              --
   Other ............................   $     (9,261)   $       (996)   $        487
                                        ------------    ------------    ------------
     Total other (income) expense ...   $    544,676    $    121,489    $    108,402
                                        ------------    ------------    ------------
INCOME (LOSS) BEFORE
   INCOME  TAXES ....................       (261,978)         39,091         (86,430)

INCOME  TAX PROVISION ...............   $       --      $     13,681    $    (30,253)
                                        ------------    ------------    ------------

NET INCOME (LOSS) ...................   $   (261,978)   $     25,410    $    (56,177)
                                        ============    ============    ============
NET INCOME (LOSS)
PER SHARE ...........................   $       (.02)           --              --

WEIGHTED AVERAGE
SHARES OUTSTANDING ..................     11,025,547            --              --

        The accompanying notes are an integral part of the consolidated and combined condensed financial information

                            CRESCENT OPERATING, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE PERIOD FROM MAY 9, 1997 TO JUNE 30, 1997 AND
                           CARTER CROWLEY ASSET GROUP
 STATEMENT OF CASH FLOWS FOR THE PERIOD FROM JANUARY 1, 1997 TO MAY 8, 1997 AND
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                  (UNAUDITED)

                                                                       Predecessor
                                                               ----------------------------
                                                 For the         For the         For the
                                                Period from     Period from     Six  Months
                                               May 9, 1997-   January 1, 1997-    Ended
                                               June 30, 1997   May 8, 1997     June 30, 1996
                                                ------------   ------------    ------------
OPERATING ACTIVITIES:
   Net income                                  $   (261,978)    $    25,410     $   (56,178)
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and Amortization                    3,518         747,503         434,124
     Equity in loss of CBHS                         399,000             --              --
     Gain on sale of fixed asset                        --         (133,607)            --
     Gain on sale of partnership                   (150,000)            --              --
     Accounts receivable - Trade                    (82,388)            488         447,831
     Accounts receivable - Inter-company                --          129,296          93,655
     Accounts receivable - Other                     20,194          22,447          16,689
     Inventory                                     (364,857)        115,403        (305,934)
     Prepaid Expenses and other assets              208,552        (125,205)       (380,871)
     Accounts payable and accrued expenses          112,000         197,384          66,805
                                               ------------     -----------     -----------

CASH PROVIDED BY OPERATING ACTIVITIES          $   (115,959)    $   979,119     $   316,121
                                               ============     ===========     ===========


INVESTING ACTIVITIES:
   Purchases of rental equipment & fixed
     assets                                      (1,857,421)            --       (1,337,811)
   Proceeds from sale of rental equipment
     and fixed assets                                79,177         309,890             --
   Investment in Hicks Muse                        (689,175)     (1,870,636)            --
   Investment in CBHS                            (7,500,000)            --              --
   Purchase of Megellan Warrants                (12,500,000)            --              --
   Changes in investments in sales type
     leases                                             --              --          599,052
                                               ------------     -----------     -----------

CASH USED IN INVESTING ACTIVITIES              $(22,467,419)    $(1,560,746)    $  (738,759)
                                               ============     ===========     ===========

FINANCING ACTIVITIES:
   Proceeds of notes payable                     35,825,000         408,320         545,066
   Reductions in notes payable                   (9,920,000)       (848,310)            --
   Capital contributions                            100,000       1,164,967             --
   Dividend                                      (2,380,000)            --              --
                                               ------------     -----------     -----------
CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                           $ 23,625,000     $   724,977     $   545,066
                                               ============     ===========     ===========

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                           $  1,041,622     $   143,350     $   122,428
                                               ============     ===========     ===========

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                 165,685          22,335         352,577

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                  $  1,207,307     $   165,685     $   475,005
                                               ============     ===========     ===========


        The accompanying notes are an integral part of the consolidated and combined condensed financial information

                            CRESCENT OPERATING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   ORGANIZATION AND NATURE OF BUSINESS

     Crescent Operating, Inc. ("Crescent" or the "Company") was formed on April 1, 1997, by Crescent Real Estate Equities Limited Partnership ("Crescent Operating Partnership") and Crescent Real Estate Equities Company ("Crescent REIT") to become a lessee and operator of various assets owned by Crescent REIT and perform an agreement ("Intercompany Agreement") between Crescent and Crescent Operating Partnership, a wholly owned partnership of Crescent REIT, pursuant to which each has agreed to provide the other with rights to participate in certain transactions. On June 12, 1997, the Company distributed shares of its Common Stock to shareholders of Crescent REIT and Unit holders of Crescent Operating Partnership of record on May 30, 1997. Each holder of 10 shares of common stock of Crescent
     REIT received one share of Crescent Common Stock and each holder of five Units (or equivalent partnership interest) of Crescent Operating Partnership received one share of Crescent Common Stock.

     On June 12, 1997, Crescent's registration statement was declared effective and Crescent became a public company. The shares of Crescent were accepted for quotation on the OTC Bulletin Board and began trading on a when-issued basis on June 13, 1997.

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements have been included. Operating results for interim periods reflected are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements and notes should be read in conjunction with Crescent's Form S-1, dated June 12, 1997.

     Moody-Day Inc., which is a wholly-owned subsidiary of Crescent, is consolidated and the Company's 1.21% investment in Hicks Muse Tate & Furst Equity Fund II, LP ("Hicks-Muse") is shown at cost. Crescent's 50% interest in Charter Behavioral Health Systems, LLC ("CBHS") is shown on the equity method of accounting.

     The financial statements were prepared on the basis that the "Predecessor" is a combination of Moody-Day, Inc. and Hicks-Muse (collectively, the "Carter Crowley Asset Group"). As the Company did not have any activities until May 9, 1997, the comparative data relating to 1996 and the period prior to May 9, 1997 is only with regard to the Predecessor. The assets of Carter Crowley Asset Group were adjusted to reflect the purchase price allocation.

3.   NEW ACCOUNTING PRONOUNCEMENT

     In February, 1997, the Financial Accounting Standard Board issued Statement for Financial Accounting Standards No. 128, "Earnings Per Share" ("EPS") ("SFAS 128") which supersedes APB No. 15 for periods ending after December 15, 1997. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. Primary EPS and Fully Diluted EPS are replaced by Basic EPS and Diluted EPS, respectively. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. The Company does not expect the effect of its adoption of SFAS 128 to be material.

4.  INDEBTEDNESS

     Crescent Operating Partnership agreed to lend Crescent approximately $35.9 million pursuant to a five-year term loan ("Term Loan"). At June 30, 1997, the Company has drawn $35.8 million against this Term Loan and repaid $9.9 million. The Term Loan is a recourse loan that is secured, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets owned by Crescent now or in the future (other than assets of Crescent acquired after June 30, 1997, which may be pledged in the future to secure non-recourse loans to Crescent). The Term Loan bears interest at the rate of 12% per annum, compounded annually, and is payable quarterly in an amount equal to the lesser of (i) the net cash flow for the preceding quarter and (ii) the quarterly amount of principal due, together with interest accrued on the loan. Net cash flow will be computed by subtracting the total costs incurred by Crescent from its gross receipts. The Term Loan will mature on May 8, 2002. The Company also has obtained from Crescent Operating Partnership a $20.4 million line of credit ("Line of Credit") which bears interest at the same rate as the Term Loan. The Line of Credit is payable on an interest-only basis during its term, which expires on the later of (i) May 21, 2002 or (ii) five years after the last draw under the Line of Credit. Draws may be made under the Line of Credit until June 22, 2002. The Line of Credit is a recourse obligation and amounts outstanding thereunder are or will be secured, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets owned by Crescent now or in the future (other than assets of Crescent acquired after June 30, 1997, which may be pledged in the future to secure non-recourse loans to Crescent). As of June 30, 1997, no amounts were outstanding under the Line of Credit.


5.   SHAREHOLDERS' EQUITY

     COMMON STOCK

     The Company's authorized capital stock consists of 10 million shares of preferred stock, par value $.01 per share and 22.5 million shares of Common Stock, par value $.01 per share. At June 30, 1997, there were 11,025,547 shares of Common Stock outstanding.


     PREFERRED SHARE PURCHASE RIGHTS

     The Board of Directors has adopted a rights plan that provides that each holder of Common Stock also receives a right to purchase from the Company one-hundredth of a share of Series A Junior Preferred Stock, par value $.01, of the Company at a price of $5 per share, subject to adjustment. These rights can only be exercised in certain events and are intended to provide the Company certain anti-takeover protection. The Company has reserved 225,000 shares of series A junior preferred stock for this plan.


     WARRANTS

     The Company, in conjunction with the acquisition of its 50% interest in CBHS, has issued warrants ("Warrants") to acquire up to 2.5% of the Company's Common Stock outstanding (including the shares covered by the Warrants) to Magellan Health Services, Inc. ("Magellan") on June 16, 1997 at a price to be determined by multiplying a factor of 1.25% by the average of the daily high and low sales prices of the Company's Common Stock for each trading day, beginning on the trading day immediately following June 17, 1997, and ending 30 consecutive trading days thereafter. As of July 30, 1997, the exercise price of the Warrants was determined to be $18.29.

6.  ACQUISITION AND DIVESTITURE ACTIVITIES

     On May 9, 1997, Crescent acquired (i) all of the stock in Moody-Day, Inc., a construction equipment sales, leasing and servicing company, (ii) a 1.21% interest in Hicks-Muse, a private venture capital fund and (iii) a 12.38% interest in Dallas Basketball Limited, a partnership that holds the National Basketball Association franchise for the Dallas Mavericks. The purchase price was approximately $4.1 million for Moody-Day, Inc., approximately $9.6 million for the Hicks-Muse interest and approximately $12.4 million for the interest in the Dallas Basketball partnership. The interest in the Dallas Basketball partnership was subsequently sold for approximately $12.55 million.

     On June 17, 1997, Crescent acquired for $7.5 million a 50% member interest in CHBS and issued Warrants to purchase up to 2.5% of Crescent Common Stock. CHBS is a newly formed limited liability company which operates 92 behavioral healthcare facilities (See Footnote 7.). Crescent also purchased as part of this acquisition warrants to acquire 1,283,311 shares of Magellan common stock for $12.5 million. The exercise price of the Warrants is $30 per share, exercisable in varying increments beginning on May 31, 1998 and ending on May 31, 2009.

7.   INVESTMENT IN CBHS

     The Company owned a 50% interest in CBHS at June 30, 1997. The Company accounts for its investment in CBHS using the equity method. A summary of financial information for the Company's investment in CBHS is as follows



     (in thousands):
                                                                  JUNE 30, 1997
                                                                   ------------
         Current assets                                            $     59,870
         --------------
         Property and equipment, net                                     18,863
         Other noncurrent assets                                          3,340
                                                                   ------------
              Total assets                                         $     82,073
                                                                   ============

         Current liabilities                                       $     40,980
         -------------------
         Long-term debt (2)                                              25,875
         Other noncurrent liabilities                                     1,016
         Member capital                                                  14,202
                                                                   ------------
              Total liabilities and member capital                 $     82,073
                                                                   ============
         Crescent equity investment                                $      7,101
                                                                   ============

                                                                   14 DAYS ENDED
                                                                   JUNE 30, 1997
                                                                   ------------
         Net revenue                                               $     29,865
                                                                   ------------
         Operating expenses (1)                                          30,565
         Interest, net                                                       98
                                                                   ------------
              Net loss                                             $       (798)
                                                                   ============
         Cash used in operating activities                         $    (13,996)
                                                                   ============
         Crescent equity loss                                      $       (399)
                                                                   ============

(1) Includes salaries, supplies and other operating expenses, bad debt expense, depreciation and amortization.


(2) As of August 11, 1997, CBHS had $65 million of outstanding borrowings under its revolving credit agreement and had received $20 million of advances from its members, including $10 million from the Company.

8.  COMMITMENTS AND CONTINGENCIES

     The Hicks-Muse interest includes a commitment that the Company invest an additional $2.1 million in the fund which is required to be paid by the Company when called.


9.  PROFORMA FINANCIALS

     The following Table assumes that the acquisitions occurred at January 1, 1997 (in thousands).


    Revenues                                   $2,857
    Gross Profit                                 $937
    Income from Operations                       $304
    Equity In Loss of CBHS                   $(3,432)
    Net Loss                                 $(3,295)
    Net Loss Per Share                         $(.30)

10.  SUBSEQUENT EVENTS

BACKGROUND

     On July 31, 1997, the Company, through its newly-formed subsidiary, WOCOI Investment Company, acquired for approximately $425,000, a 42.5% general partner interest in The Woodlands Operating Company, L.P. ("Woodlands Operating"). The acquisition was part of a larger transaction (the "Transaction"), pursuant to which Crescent REIT and certain of its subsidiaries, and certain Morgan Stanley funds (the "Morgan Stanley Group") acquired The Woodlands Corporation. The purchase price of the Company's interest in Woodlands Operating was determined by mutual agreement of the parties to the Transaction. WOCOI Investment Company will serve as the managing general partner of Woodlands Operating.

     The Woodlands Corporation is the principal owner, developer and operator of The Woodlands, an approximately 27,000 acre master-planned residential and commercial community located approximately 27 miles north of Houston, Texas. The Woodlands includes a shopping mall, retail centers, office buildings, a Conference Center and Country Club and other amenities. The Company obtained the opportunity to purchase its interest in Woodlands Operating from Crescent pursuant to the Intercompany Agreement between the Company and Crescent Operating Partnership. The Intercompany Agreement gives the Company the right of first refusal to become a lessee of real property acquired by Crescent Operating Partnership under certain circumstances, and permits Crescent Operating Partnership to offer the Company other investment opportunities, in Crescent Operating Partnership's discretion.

WOODLANDS OPERATING AND ITS SUBSIDIARIES

     Woodlands Operating was formed to provide management, advisory, landscaping and maintenance services to entities affiliated with the Company and Crescent as well as to third parties. Pursuant to the terms of five written service agreements, Woodlands Operating will perform general management, landscaping and maintenance, construction, design, sales, promotional and other marketing services for the properties in which Crescent acquired a direct or indirect interest as a result of the Transaction. In addition, Woodlands Operating will monitor certain of the real estate investments of, and provide advice regarding real estate and development issues to, such entities. As compensation for its management and advisory services, Woodlands Operating will be paid a monthly advisory fee in an amount equal to 3% of all costs and expenses incurred by Woodlands Operating in providing such services. As compensation for its landscaping and maintenance services, Woodlands Operating will receive a monthly fee in an amount equal to 5% of the cost per month of performing the required landscaping and maintenance services. Each service agreement provides for an initial term of at least 12 months (subject to earlier termination under certain circumstances) and will be renewed automatically, unless terminated by either party upon giving prior notice as specified in each agreement.

                            CRESCENT OPERATING, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STRATEGY

     Crescent intends to manage its assets, which as of June 30, 1997 consisted of (i) Moody Day, Inc. ("Moody-Day"), a construction equipment sales, leasing and service company, (ii) a 1.21% limited partner interest in Hicks Muste Tate & Furst Equity Fund II, LP ("Hicks-Muse"), a private venture capital fund (together with Moody Day, the "Carter Crowley Asset Group") and (iii) a 50% member interest in Charter Behavioral Health Systems, LLC ("CBHS"), a limited liability company which operates 92 healthcare facilities (collectively, the "Assets"), enter into certain of the businesses to which the Assets relate and pursue additional opportunities. Crescent believes that it has, or will have access to, sufficient liquidity and management expertise to manage the assets successfully.

     Crescent's investment and operating strategies are to acquire and operate a complementary group of businesses which are aligned with certain of the investments and businesses of Crescent REIT. To pursue additional opportunities, Crescent plans to capitalize on its relationship with Crescent REIT and Crescent REIT's ability to structure transactions creatively. Crescent also plans to determine whether it could provide to Crescent REIT certain lessee and operator functions currently provided by others to Crescent REIT. In this regard, it plans to negotiate to acquire or replace the tenants of certain hotels and resorts owned by Crescent REIT and leased to third parties. As of June 30, 1997, no such tenants have been acquired or replaced, however, and there is no assurance that such agreements will be reached. The additional opportunities Crescent may pursue are expected to be varied and may be unrelated to any business in which Crescent is then engaged or may be engaged at any future date. Crescent also expects that, in the future, it may sell existing assets that are inconsistent with its long-term strategies. To the extent any such sales are made at a time when Crescent REIT has outstanding indebtedness, Crescent anticipates that it will use the proceeds of any such sales of assets to reduce the amount of any such indebtedness.

     Crescent also intends to pursue additional and similar opportunities with Crescent REIT and others in the future. The distribution of Crescent Common Stock will provide Crescent shareholders and the Limited Partners who received Common Stock in connection with the initial distribution in June 1997 and who retain their Crescent REIT common shares with the opportunity to participate in the benefits both of the real estate operations of Crescent REIT (including ownership of real property) and of the lease of certain of such assets and the ownership of other non-real estate assets. There can be no assurance, however, that any such opportunities will arise in the future.

THE INTERCOMPANY AGREEMENT

     Crescent and Crescent Operating Partnership have entered into the Intercompany Agreement to provide each other with rights to participate in certain transactions. The Intercompany Agreement provides, subject to certain terms, that Crescent Operating Partnership will provide Crescent with a right of first refusal to become the lessee of any real property acquired by Crescent Operating Partnership if Crescent Operating Partnership determines that, consistent with Crescent REIT's status as a REIT, it is required to enter into a "master" lease arrangement, provided that Crescent and Crescent Operating Partnership negotiate a mutually satisfactory lease arrangement and Crescent Operating Partnership determines, in its sole discretion, that Crescent is qualified to be the lessee. For example, Crescent REIT generally would be required, consistent with its status as a REIT, to enter into a master lease arrangement as to hotels and behavioral healthcare facilities. In general, a master lease arrangement is an arrangement pursuant to which an entire property or project (or a group of related properties or projects) is leased to a single lessee. As to opportunities for Crescent to become the lessee of any assets under a master lease arrangement, the Intercompany Agreement provides that Crescent Operating Partnership must provide Crescent with written notice of the lessee opportunity. During the 30 days following such notice, Crescent has a right of first refusal with regard to the offer to become a lessee and the right to negotiate with Crescent Operating Partnership on an exclusive basis regarding the terms and conditions of the lease. If a mutually satisfactory agreement cannot be reached within the 30-day period (or such longer period to which Crescent and Crescent Operating Partnership may agree), Crescent Operating Partnership may offer the opportunity to others for a period of one year thereafter before it must again offer the opportunity to Crescent in accordance with the procedures specified above. Crescent Operating Partnership may, in its discretion, offer any investment opportunity other than a lessee opportunity to Crescent , upon such notice and other terms as Crescent Operating Partnership may determine.

     Under the Intercompany Agreement, Crescent has agreed not to acquire or make (i) investments in real estate which, for purposes of the Intercompany Agreement, includes the provision of services related to real estate and investment in hotel properties, real estate mortgages, real estate derivatives or entities that invest in real estate assets or (ii) any other investments that may be structured in a manner that qualifies under the federal income tax requirements applicable to REITs unless it has provided written notice to Crescent Operating Partnership of the material terms and conditions of the acquisition or investment opportunity, and Crescent Operating Partnership has determined not to pursue such acquisitions or investments either by providing written notice to Crescent rejecting the opportunity within 10 days from the date of receipt of notice of the opportunity or by allowing such 10-day period to lapse. Crescent also has agreed to assist Crescent Operating Partnership in structuring and consummating any such acquisition or investment which Crescent Operating Partnership elects to pursue, on terms determined by Crescent Operating Partnership. In addition, Crescent has agreed to notify Crescent Operating Partnership of, and make available to Crescent Operating Partnership, investment opportunities developed by Crescent or of which Crescent becomes aware but is unable or unwilling to pursue.

HISTORICAL RESULTS OF OPERATIONS

     On May 9, 1997, the Company acquired the Carter Crowley Asset Group. The Company's financial statements have been prepared on the basis that the "Predecessor" consists of the Carter Crowley Asset Group. As the Company did not have any activities until May 9, 1997, the comparative data relating to 1996 and the period prior to May 9, 1997 is only with regard to the Predecessor.

     Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996. Total revenues of the Company increased approximately $200,000, or 7.4% to $2.9 million for the three months ended June 30, 1997, compared with $2.7 million for the three months ended June 30, 1996. This increase was due to an increase in customer construction projects and a corresponding increase in demand for Moody-Day equipment and services, an increase in the amount of equipment Moody-Day had available to meet sale and rental demand and the favorable introduction by Moody-Day of new lines of equipment available for sale and rental.

     Total cost of sales for the Company decreased approximately $400,000, or 17.4%, to $1.9 million for the three months ended June 30, 1997, compared with $2.3 million for the three months ended June 30, 1996. This decrease is due primarily to lower depreciation of new and used equipment as a result of the purchase price allocation.

     Selling, general and administrative and other expense for the Company increased approximately $245,000, or 62.8%, in the aggregate, due primarily to increases in interest expense attributable to increases in corporate borrowing and in general corporate expenses.

     Other expenses of the Company increased approximately $515,000 for the three months ended June 30, 1997, compared with June 30, 1996, due primarily to a $266,000 increase in interest expense resulting from an increase in corporate borrowings.

     Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996. Total revenues of the Company increased approximately $900,000 or 16%, to $5.9 million for the six months ended June 30, 1997, compared with $5.0 million for the six months ended June 30, 1996. The increase is primarily the result of an increase in customer construction projects and a corresponding increase in demand for Moody-Day's equipment and services, an increase in the amount of equipment Moody-Day had available to meet sale and rental demand and the favorable introduction by Moody-Day of new lines of equipment available for sale and rental.

     Total cost of sales for the Company increased approximately $300,000, or 7.3%, to $4.4 million for the six months ended June 30, 1997, compared with $4.1 million for the six months ended June 30, 1996. This increase is due primarily to an increase in depreciation expense as a result of inventory purchased by Moody-Day to meet customer demand for rental equipment and an increase in cost of sales as a result of the new equipment lines available for sale.

     Selling, general and administrative expense of the Company increased approximately $200,000, or 22.2%, to $1.1 million for the year ended June 30, 1997, compared with $900,000 for the six months ended June 30, 1996, due to increases in general corporate expenses and sales commissions.

     Other expenses of the Company increased approximately $600,000, for the six months ended June 30, 1997, compared with the six months ended June 30, 1996 due primarily to a $300,000 increase in interest expense resulting from an increase in corporate borrowings.


LIQUIDITY AND CAPITAL RESOURCES

     In connection with the formation and capitalization of Crescent, Crescent has received approximately $14.1 million in cash from Crescent Operating Partnership and Crescent Operating Partnership agreed to lend Crescent approximately $35.9 million pursuant to a five-year term loan (approximately $35.8 million of which was funded through June 30, 1997 and approximately $25.9 million of which was outstanding as of such date). The loan is a recourse loan that is or will be secured, to the extent not prohibited by pre-existing arrangements, by a first lien on the investments and all other assets owned by Crescent now or in the future (other than assets of Crescent acquired after June 30, 1997, which may be pledged in the future to secure non-recourse loans to Crescent). The loan bears interest at the rate of 12% per annum, compounded annually, and is payable quarterly in an amount equal to the lesser of (i) the net cash flow for the preceding quarter and (ii) the quarterly amount of principal due, together with interest accrued on the loan. Net cash flow will be computed by subtracting the total costs incurred by Crescent from its gross receipts. The loan will mature on May 8, 2002. The Company also has obtained a $20.4 million line of credit which bears interest at the same rate as the term loan. The line of credit is payable on an interest-only basis during its term, which expires on the later of (i) May 21, 2002 or (ii) five years after the last draw under the line of credit. Draws may be made under the line of credit until June 22, 2002. The line of credit is a recourse obligation and amounts outstanding thereunder are or will be secured, to the extent not prohibited by pre-existing arrangements, by a first lien on the investments and all other assets owned by Crescent now or in the future (other than assets of Crescent acquired after June 30, 1997, which may be pledged in the future to secure non-recourse loans to Crescent). As of June 30, 1997, no amounts were outstanding under the line of credit.

     Approximately $12.6 million in cash and the proceeds of approximately $15.3 million of loans were used to acquire the Carter-Crowley Assets and the 12.38% limited partner interest in the partnership that owns the Dallas Mavericks. The remaining approximately $1.5 million previously funded in the form of cash, together with the remaining approximately $20.6 million advanced in the form of loans, was used both to acquire, and make an additional contribution relating to, the CBHS Interest and to acquire the warrants to acquire shares of Magellan common stock for an aggregate of approximately $20.0 million, and to fund an obligation of Moody-Day to purchase construction equipment for approximately $2.1 million. The line of credit will be used to support future funding obligations associated with these investments (consisting of approximately $2.1 million relating to Crescent's investment in Hicks-Muse and approximately $17.5 million relating to the CBHS Interest) and other cash requirements.

     On June 11, 1997, Crescent sold the 12.38% limited partner interest in the partnership that owns the Dallas Mavericks to an affiliated entity and received proceeds from the sale in the amount of approximately $12.55 million. The limited partner interest was originally purchased by Crescent for approximately $12.4 million and the sale resulted in a gain to Crescent of approximately $.15 million. Of the approximately $12.55 million proceeds from the sale of the limited partner interest, Crescent used approximately $9.9 million to repay outstanding principal and $.2 million to pay accrued and unpaid interest on the term loan from Crescent Operating Partnership. Additionally, Crescent paid a dividend of approximately $2.4 million to Crescent Operating Partnership, its sole stockholder at that time.

PRO FORMA CAPITAL RESOURCES

     The Company currently has no commitments to purchase any assets. Crescent has no external sources of financing except as described above in "Liquidity and Capital Resources." The purchase of additional assets will be contingent upon securing adequate funding on terms acceptable to the Company. The Company is not aware of any material unfavorable trends in either capital resources or the outlook for long-term cash generation, nor does it expect any material change in the availability and relative cost of such capital resources.


CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC

     The Company acquired its 50% member interest in CBHS on June 17, 1997. Summarized below are operating statistics for the quarter ended June 30, 1997.

         Facilities in Operation                              81
         Patient Days                                         50,424
         Equivalent Patient Days                              53,716
         Admissions                                           4,221
         Average Length of Stay                               13.1

     The Facilities' hospital business is seasonal in nature, with a reduced demand of certain services generally occurring in the first fiscal quarter around major holidays, such as Thanksgiving and Christmas, and during the summer months comprising the Company's third quarter. CBHS's business is also subject to general economic conditions and other factors. Accordingly, the results of operations for the interim periods are not necessarily indicative of the actual results expected for the year.

     The Facilities provide inpatient and outpatient behavioral healthcare services. The inpatient treatment includes acute and residential programs serving adults, adolescents and children. Third party payers include governmental, commercial, managed care and private payers. The Facilities are experiencing a shift in payer mix to managed care payers from other payers. The Company on August 1, 1997, advanced CBHS $10 million pursuant to its agreement to provide working capital. This loan bears interest at 10% per annum.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

                            CRESCENT OPERATING, INC.

                           PART II. OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

     ITEM 2.  CHANGES IN SECURITIES

         Not Applicable

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

     ITEM 5.  OTHER INFORMATION

BACKGROUND

     On July 31, 1997, the Company, through its newly-formed subsidiary, WOCOI Investment Company, acquired for approximately $425,000, a 42.5% general partner interest in The Woodlands Operating Company, L.P. ("Woodlands Operating"). The acquisition was part of a larger transaction (the "Transaction"), pursuant to which Crescent REIT and certain of its subsidiaries, and certain Morgan Stanley funds (the "Morgan Stanley Group") acquired The Woodlands Corporation. The purchase price of the Company's interest in Woodlands Operating was determined by mutual agreement of the parties to the Transaction. WOCOI Investment Company will serve as the managing general partner of Woodlands Operating.

     The Woodlands Corporation is the principal owner, developer and operator of The Woodlands, an approximately 27,000 acre master-planned residential and commercial community located approximately 27 miles north of Houston, Texas. The Woodlands includes a shopping mall, retail centers, office buildings, a Conference Center and Country Club and other amenities. The Company obtained the opportunity to purchase its interest in Woodlands Operating from Crescent pursuant to the Intercompany Agreement between the Company and Crescent Operating Partnership. The Intercompany Agreement gives the Company the right of first refusal to become a lessee of real property acquired by Crescent Operating Partnership under certain circumstances, and permits Crescent Operating Partnership to offer the Company other investment opportunities, in Crescent Operating Partnership's discretion.

WOODLANDS OPERATING AND ITS SUBSIDIARIES

     Woodlands Operating was formed to provide management, advisory, landscaping and maintenance services to entities affiliated with the Company and Crescent as well as to third parties. Pursuant to the terms of five written service agreements, Woodlands Operating will perform general management, landscaping and maintenance, construction, design, sales, promotional and other marketing services for the properties in which Crescent acquired a direct or indirect interest as a result of the Transaction. In addition, Woodlands Operating will monitor certain of the real estate investments of, and provide advice regarding real estate and development issues to, such entities. As compensation for its management and advisory services, Woodlands Operating will be paid a monthly advisory fee in an amount equal to 3% of all costs and expenses incurred by Woodlands Operating in providing such services. As compensation for its landscaping and maintenance services, Woodlands Operating will receive a monthly fee in an amount equal to 5% of the cost per month of performing the required landscaping and maintenance services. Each service agreement provides for an initial term of at least 12 months (subject to earlier termination under certain circumstances) and will be renewed automatically, unless terminated by either party upon giving prior notice as specified in each agreement.

     The assets of Woodlands Operating consist primarily of the following direct and indirect subsidiaries: (I) MND Hospitality, Inc., a payroll entity the assets of which are solely related to its employee benefit plans; (ii) MND Hospitality Services Corp., a payroll entity used to record the expenses of temporary employees; (iii) BOCH General Partnership, the assets of which include certain equipment, personal property and contract rights; (iv) WECCR General Partnership (AWECCR GP@) which leases certain assets described below; and (v) WECCR, Inc., a Texas corporation which owns 1% general partner interests in both BOCH General Partnership and WECCR GP.

     WECCR GP leases the Woodlands Conference Center and Country Club, a 364-room executive conference center with a private golf and tennis club serving approximately 1,600 members and offering 81 holes of golf, and certain related assets (the "Facility") from The Woodlands Commercial Properties Company, L.P. ("Woodlands Commercial"), a partnership the interests of which are owned by Crescent and the Morgan Stanley Group. Pursuant to the lease agreement, Woodlands Commercial has assigned to WECCR GP substantially all of its interest in and to third-party contracts and agreements relating to the operation of the Facility. WECCR GP leases the Facility on a triple net basis and will pay base rent in the amount of $750,000 per month during the eight-year term of the lease. The lease also provides for the payment of percentage rent ranging from 23% to 35% for each calendar year in which gross receipts from the operation of the Facility exceed amounts ranging from $38,000,000 to $54,000,000; provided, however, that in no event will percentage rent payments exceed a ceiling amount to be determined in accordance with a formula based on actual and estimated annual gross receipts. Under the lease, WECCR GP must maintain a net worth of at least $400,000 and is responsible for the payment of maintenance costs.

FUNDING FOR THE ACQUISITION OF WOODLANDS OPERATING

     Funds used to acquire the Company's general partner interest in Woodlands Operating were obtained through an advance on a $35.9 million term note from Crescent Operating Partnership, pursuant to a term note agreement between the two companies. The term note is a recourse obligation which bears interest at the rate of 12% per annum, compounded annually, and is payable quarterly in an amount equal to the lesser of (I) the net cash flow for the preceding quarter and (ii) the quarterly amount of principal due, together with interest accrued on the loan. Net cash flow will be computed by subtracting the total costs incurred by the Company from its gross receipts. The loan will mature on May 8, 2002.

PENDING INVESTMENT

     Crescent REIT has offered the Company the opportunity to acquire, for approximately $1 million, all of the voting stock, representing a 5% equity interest, in The Woodlands Land Company, Inc. ("Landevco"), a newly-formed residential development corporation which is currently wholly owned by Crescent REIT Landevco holds a 42.5% general partner interest in, and is the managing general partner of, The Woodlands Land Development Company, L.P., which owns, among other assets, certain residential property, a realty office, contract rights relating to the operation of its properties and a 50% interest in a title company. The Company has accepted the offer to acquire the interest in Landevco and anticipates it will consummate the acquisition in the near future.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibits.

         3.4  Amended and Restated Bylaws

         4.2  Preferred Share Purchase Rights Agreement

        10.2 Intercompany Agreement between Crescent Operating, Inc. and Crescent Operating Partnership

        10.3 Amended and Restated Operating Agreement of Charter Behavioral Health Systems, LLC

        10.4 Warrant Purchase Agreement between Crescent Operating, Inc. and Magellan Health Services, Inc.

        10.5  Amended and Restated Credit and Security Agreement

        10.6  Line of Credit and Security Agreement

        10.7  Charter Behavioral Health Systems, LLC Promissory Note

        27    Financial Data Schedule

         b.    Reports on Form 8-K. Not Applicable

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CRESCENT OPERATING, INC.
                                         (Registrant)



                                         By: /s/ JEFFREY L. STEVENS
                                            -----------------------------------
                                                Jeffrey L. Stevens
                                         Treasurer and Chief Financial Officer


Date: August 14, 1997

                                EXHIBIT INDEX



EXHIBIT         DESCRIPTION
-------         -----------
  3.4           Amended and Restated Bylaws

  4.2           Preferred Share Purchase Rights Agreement

 10.2           Intercompany Agreement

 10.3           Amended and Restated Operating Agreement of Charter
                Behavioral Health Systems, LLC

 10.4           Warrant Purchase Agreement

 10.5           Amended and Restated Credit and Security Agreement

 10.6           Credit and Security Agreement

 10.7           Promissory Note

 27             Financial Data Schedule