Form 10-Q
period 1997-09-30
CRESCENT OPERATING INC
filed 1997-11-14
CIK 1035426

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22725



                            CRESCENT OPERATING, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           STATE OF DELAWARE                                  75-701931
    (STATE OF OTHER INCORPORATION)                        (I.R.S. EMPLOYER
                                                         IDENTIFICATION NO.)

           306 WEST 7TH STREET
           SUITE 1025
           FORT WORTH, TEXAS                                   76102
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (817) 339-1020


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

THE NUMBER OF SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING ON SEPTEMBER 30, 1997 WAS 11,041,475.

                           CRESCENT OPERATING, INC.
                                  FORM 10-Q

                                    INDEX


Part I:    Financial Information                                           Page
                                                                           ----
Item 1:    Financial Statements

           Crescent Operating, Inc. Consolidated Balance Sheet at
           September 30, 1997 (unaudited) and Carter Crowley Asset
           Group Combined Balance Sheet at December 31, 1996 (audited)......   2

           Crescent Operating, Inc. Consolidated Statement of Operations
           for the three months ended September 30, 1997 (unaudited) and
           Carter Crowley Asset Group Statement of Operations for the
           three months ended September 30, 1996 (unaudited)................   3

           Crescent Operating, Inc. Consolidated Statement of Operations
           for the period from May 9, 1997 to September 30, 1997 (unaudited)
           and Carter Crowley Asset Group Statements of Operations for the period January 1, 1997 to May 8, 1997 and for the nine months
           ended September 30, 1996 (unaudited).............................   4

           Crescent Operating, Inc. Consolidated Statement of Cash Flows
           for the period from May 9, 1997 to September 30, 1997 (unaudited)
           and Carter Crowley Asset Group Statements of Cash Flows for the period January 1, 1997 to May 8, 1997 and for the nine months
           ended September 30, 1996 (unaudited).............................   5

           Crescent Operating, Inc. Notes to Consolidated Financial
           Statements (unaudited)...........................................   6

Part II:   Other Information

Item 1.    Legal Proceedings................................................  15

Item 2.    Changes in Securities............................................  15

Item 3.    Defaults Upon Senior Securities..................................  15

Item 4.    Submission of Matters to a Vote of Security Holders..............  15

Item 5.    Other Information................................................  15

Item 6.    Exhibits and Reports on Form 8-K.................................  15

                            CRESCENT OPERATING, INC.
                           CONSOLIDATED BALANCE SHEET
                            AT SEPTEMBER 30, 1997 AND
                           CARTER CROWLEY ASSET GROUP
                   COMBINED BALANCE SHEET AT DECEMBER 31, 1996


                                                                        CRESCENT      CARTER CROWLEY
                                                                       OPERATING,       ASSET GROUP
                                                                          INC.         (Predecessor)
                                                                     ---------------  ---------------
                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                           1997             1996
                                                                      --------------   --------------
                                                                        (unaudited)      (audited)
                           ASSETS
Current assets
   Cash and cash equivalents                                          $  17,706,170    $      22,335
   Accounts receivable, net of allowance for doubtful
     accounts of $126,719 and $30,645 in 1997 and 1996, respectively     12,513,424        1,202,585
   Inventories                                                            7,191,397        1,612,952
   Notes receivable                                                       4,411,570               --
   Prepaid expenses and other current assets                              1,680,082          249,189
                                                                      -------------    -------------

          Total current assets                                           43,502,643        3,087,061
                                                                      -------------    -------------

Property and equipment, net                                              83,251,501        6,683,458
                                                                      -------------    -------------

Investments
   Investment in Hicks Muse Tate & Furst Equity Fund II L.P.             10,358,864        7,593,493
   Investment in The Woodlands Operating Company, L.P.                    1,051,032               --
   Investment in The Woodlands Land Development Company, L.P.            38,308,180               --
   Investment in Magellan Health Services, Inc. warrants                 12,500,000               --
   Investment in and advances to Charter Behavioral Health
     Systems, L.L.C.                                                     16,878,000               --
                                                                      -------------    -------------

          Total investments                                              79,096,076        7,593,493
                                                                      -------------    -------------

Other assets
   Real estate                                                          131,316,296               --
   Notes receivable                                                      23,611,198               --
   Goodwill, net                                                         42,069,078               --
   Organizational costs, net                                                681,754               --
   Other assets                                                           1,485,654          118,721
                                                                      -------------    -------------
          Total other assets                                            199,163,970          118,721
                                                                      -------------    -------------

Total assets                                                          $ 405,014,190    $  17,482,733
                                                                      =============    =============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued expenses                              $  32,436,669    $     782,567
   Current portion of long term debt                                     28,983,116        2,205,742
   Deferred revenue                                                      12,946,232               --
                                                                      -------------    -------------

           Total current liabilities                                     74,366,017        2,988,309
                                                                      -------------    -------------

   Long-term debt, net of current portion                               224,678,006        3,199,607
   Other liabilities                                                      2,487,566          369,806
                                                                      -------------    -------------

Total liabilities                                                       301,531,589        6,557,722
                                                                      -------------    -------------
Minority interest                                                        99,792,456               --
                                                                      -------------    -------------
Commitments and contingencies (see note 8)

Shareholders' equity
   Common stock, $0.01 par value; authorized 22,500,000 shares;
     outstanding 11,041,475 at September 30, 1997                           110,414               --
   Paid in capital                                                       11,625,354       10,925,011
   Retained deficit                                                      (8,045,623)              --
                                                                      -------------    -------------
          Total shareholders' equity                                      3,690,145       10,925,011
                                                                      -------------    -------------

Total shareholders' equity and liabilities                            $ 405,014,190    $  17,482,733
                                                                      =============    =============

         The accompanying notes are an integral part of the consolidated and combined financial information.

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND
                           CARTER CROWLEY ASSET GROUP
                           STATEMENT OF OPERATIONS FOR
                    THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)

                                                      Crescent                    Carter Crowley
                                                   Operating, Inc.                  Asset Group
                                                                                    (Predecessor)
                                                    -------------                  -------------
                                                       For the                        For the
                                                     Three Months                   Three Months
                                                        Ended                          Ended
                                                     September 30,                  September 30,
                                                         1997                           1996
                                                    -------------                  -------------
Revenues:
     Equipment sales and service                      $ 3,211,858                   $  3,146,097
     Hotel revenue                                     28,141,332                             --
                                                    -------------                   ------------
          Total revenues                               31,353,190                      3,146,097
                                                    -------------                   ------------
Operating expenses:
     Equipment sales and service                        2,600,789                      2,674,224
     Direct hotel expenses                             21,435,847                             --
     Hotel rent                                         5,947,112                             --
     General and administrative expenses                1,345,673                        431,050
                                                    -------------                   ------------
          Total operating expenses                     31,329,421                      3,105,274
                                                    -------------                   ------------
Income from operations                                     23,769                         40,823
                                                    -------------                   ------------
Investment (income) loss
    Equity in loss of Charter Behavioral Health
       Systems, LLC                                     7,723,000                             --
    Equity in income of The Woodlands Operating
       Company, L.P.                                  (   614,545)                            --
    Investment income                                 (   217,633)                            --
                                                    -------------                   ------------
          Total investment (income) loss                6,890,822                             --
                                                    -------------                   ------------

Other (income) expense:
     Interest expense                                   1,177,081                        103,662
     Interest income                                  (   280,956)                       (12,633)
     Other                                                 20,467                         (4,943)
                                                     ------------                   ------------
          Total other (income) expense                    916,592                         86,086
                                                     ------------                   ------------
Loss before income taxes                              ( 7,783,645)                       (45,263)

Income tax benefit                                             --                         14,698
                                                     ------------                   ------------

Net loss                                             $ (7,783,645)                  $    (30,565)
                                                     ============                   ============

Net loss per share                                   $       (.71)                            --

Weighted average shares outstanding                    11,037,489                             --



         The accompanying notes are an integral part of the consolidated and combined financial information.

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE PERIOD FROM MAY 9, 1997 TO SEPTEMBER 30, 1997 AND
                           CARTER CROWLEY ASSET GROUP
   STATEMENTS OF OPERATIONS FOR THE PERIOD JANUARY 1, 1997 TO MAY 8, 1997 AND
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


                                                    Crescent Operating, Inc.    Carter Crowley Asset Group (Predecessor)
                                                     ----------------------   -------------------------------------------
                                                      For the Period from      For the Period from           For the
                                                         May 9, 1997 to         January 1, 1997 to      Nine Months Ended
                                                      September 30, 1997            May 8, 1997        September 30, 1996
                                                     ---------------------    ---------------------    ------------------
Revenues:
     Equipment sales and service                     $           4,919,438    $            4,189,717   $        8,172,793
     Hotel revenue                                              28,141,332                        --                   --
                                                     ---------------------    ----------------------  -------------------
          Total revenues                                        33,060,770                 4,189,717            8,172,793
                                                     ---------------------    ----------------------  -------------------
Operating expenses:
     Equipment sales and service                                 3,590,344                 3,393,144            6,814,548
     Direct hotel expenses                                      21,435,847                        --                   --
     Hotel rent                                                  5,947,112                        --                   --
     General and administrative expenses                         1,781,000                   635,993            1,295,450
                                                     ---------------------    ----------------------  -------------------
          Total operating expenses                              32,754,303                 4,029,137            8,109,998
                                                     ---------------------    ----------------------  -------------------
Income from operations                                             306,467                   160,580               62,795
                                                     ---------------------    ----------------------  -------------------
Investment (income) loss
    Equity in loss of Charter Behavioral Health
     Systems, LLC                                                8,122,000                        --                   --
    Equity in income of The Woodlands Operating
     Company, L.P.                                            (    614,545)                       --                   --
    Investment income                                         (    217,633)                       --                   --
                                                      --------------------    ----------------------   ------------------
          Total investment (income) loss                         7,289,822                        --                   --
                                                      --------------------    ----------------------   ------------------
Other (income) expense:
     Interest expense                                            1,485,906                   135,369              239,355
     Interest income                                          (    284,844)               (   12,884)          (   40,411)
     Other                                                    (    138,794)               (      996)          (    4,456)
                                                     ---------------------    ----------------------  -------------------
          Total other (income) expense                           1,062,268                   121,489              194,488
                                                     ---------------------    ----------------------  -------------------
Income (loss) before income taxes                             (  8,045,623)                   39,091           (  131,693)

Income tax (provision) benefit                                          --                (   13,681)              44,951
                                                     ---------------------    ----------------------  -------------------
Net income (loss)                                    $        (  8,045,623)   $               25,410  $        (   86,742)
                                                     =====================    ======================  ===================

Net income (loss) per share                          $               (0.73)                       --                   --

Weighted average shares outstanding                             11,035,445                        --                   --


         The accompanying notes are an integral part of the consolidated and combined financial information.

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE PERIOD FROM MAY 9, 1997 TO SEPTEMBER 30, 1997 AND
                           CARTER CROWLEY ASSET GROUP
   STATEMENTS OF CASH FLOWS FOR THE PERIOD JANUARY 1, 1997 TO MAY 8, 1997 AND
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


                                                                 Crescent
                                                               Operating, Inc.      Carter Crowley Asset Group (Predecessor)
                                                            -------------------     ---------------------------------------------
                                                            For the Period from     For the Period from            For the
                                                               May 9, 1997 to         January 1, 1997 to       Nine Months Ended
                                                             September 30, 1997         May 8, 1997           September 30, 1996
                                                            -------------------     -------------------      --------------------
Operating activities:
   Net income (loss)                                        $     (   8,045,623)    $            25,410      $        (    86,742)
   Adjustments  to reconcile net income (loss) to
     net cash provided by operating activities
     net of effect of acquisitions:
           Depreciation and amortization                              1,059,006                 747,503                 1,271,661
           Equity in loss of Charter Behavioral Health
            Systems, LLC                                              8,122,000                      --                        --
           Equity in income of The Woodlands Operating
            Company, Inc.                                         (     614,545)                     --                        --
           Gain on sale of partnership                            (     110,252)                     --                        --
           Gain on sale of property and equipment                 (      82,193)           (    133,607)              (    96,135)
           Changes in assets and liabilities, net of effects
             from acquisitions:
                Accounts receivable                               (     443,409)                152,231               (   181,267)
                Inventories                                       (   1,971,822)                115,403               (   764,420)
                Prepaid expenses and current assets               (     422,314)           (    125,205)              (     6,560)
                Accounts payable and accrued expenses                 4,161,933                 197,384                   578,451
                                                            --------------------    -------------------          ----------------
Cash provided by operating activities                                 1,652,781                 979,119                   714,988
                                                            --------------------    -------------------          ----------------
Investing activities:
   Purchases of property and equipment                            (   3,597,150)                     --               ( 3,615,041)
   Proceeds from sale of property and equipment                         440,856                 309,890                   350,078
   Proceeds from sale of partnership                                 12,550,000                      --                        --
   Net contributions to Hicks Muse Tate and Furst Equity
    Fund II L.P.                                                  (     858,864)           (  1,870,636)              ( 1,820,526)
   Investment in The Woodlands Land Company, Inc.                 (   1,915,409)                     --                        --
   Investment in Desert Mountain Development Corporation,
     net of cash received                                             2,297,892                      --                        --
   Investment in RoseStar Management LLC, net of
     cash received                                                    8,946,951                      --                        --
   Investment in Houston Center Athletic Club Venture             (   1,000,000)                     --                        --
   Investment in Houston Center Athletic Club Venture
    note receivable                                               (   1,400,000)                     --                        --
   Investment in Four Seasons Hotel, net of cash received               812,218                      --                        --
   Investment in Magellan Health Services, Inc. warrants          (  12,500,000)                     --                        --
   Investment in and advances to Charter Behavioral Health
    Systems, LLC                                                  (  25,000,000)                     --                        --
   Investment in The Woodlands Operating Company, Inc.            (     436,487)                     --                        --
   Changes in other assets                                        (     681,324)                     --                   211,338
                                                            --------------------   --------------------          ----------------
Cash used in investing activities                                   (22,341,317)           (  1,560,746)              ( 4,874,151)
                                                            --------------------   --------------------          ----------------

Financing Activities:
   Proceeds of long term debt                                        54,729,040                 408,320                 3,681,993
   Payments on long term debt                                       (15,635,787)           (    848,310)              ( 1,406,832)
   Capital contributions received                                     1,500,000               1,164,967                 1,820,526
   Dividends paid                                                   ( 2,380,000)                     --                        --
   Cash received on stock options exercised                              15,768                      --                        --
                                                            --------------------   --------------------          ----------------
Cash provided by financing activities                                38,229,021                 724,977                 4,095,687
                                                            --------------------   --------------------          ----------------

Net increase (decrease) in cash and
   cash equivalents                                                  17,540,485                 143,350               (    63,476)

Cash and cash equivalents,
   beginning of period                                                  165,685                  22,335                   352,577
                                                            --------------------   --------------------          ----------------


Cash and cash equivalents,
   end of period                                            $        17,706,170     $           165,685          $        289,101
                                                            ====================    ===================          ================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                   $         1,175,625     $           135,369          $        239,355

         The accompanying notes are an integral part of the consolidated and combined financial information.

                            CRESCENT OPERATING, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

         On June 12, 1997, Crescent's registration statement was declared effective and Crescent became a public company. Crescent common stock was accepted for quotation on the OTC Bulletin Board and began trading on a when-issued basis on June 13, 1997. On September 8, 1997, the Company was listed on the Nasdaq National Market under the symbol "COPI".

         As of September 30, 1997, the majority of the Company's results of operations were comprised of equipment sales and leasing and the operations of full-service hotels and luxury health resorts.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis Of Presentation And Principles Of Consolidation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements have been included and all significant intercompany balances and transactions have been eliminated. Operating results for interim periods reflected are not necessarily indicative of the results that may be expected for a full fiscal year.

         Moody-Day Inc. ("Moody-Day"), RoseStar Management LLC ("RoseStar"),
         COI Hotel Group, Inc., and WOCOI Investment Company, which are wholly-owned subsidiaries of Crescent, are consolidated. The Company owns 5% of both the Woodlands Land Company, Inc. ("Land Co") and Desert Mountain Development Corporation ("Desert Mountain Development").
         These 5% interests represent 100% of the voting stock of these entities and therefore are consolidated into Crescent. The Company's 1.21% investment in Hicks Muse Tate & Furst Equity Fund II, L.P. ("Hicks-Muse") is shown at cost and the 50% interest in Charter Behavioral Health Systems, LLC ("CBHS") is shown on the equity method of accounting.

         The financial statements were prepared on the basis that the "Predecessor" is a combination of Moody-Day and Hicks-Muse (collectively, the "Carter Crowley Asset Group"). As the Company did not have any activities until May 9, 1997, the comparative data relating to 1996 and the period in 1997 prior to May 9, is only with regard to the Predecessor. The assets of Carter Crowley Asset Group were adjusted at May 9, 1997 to reflect the purchase price allocation.

         USE OF ESTIMATES

         The financial statements include estimates and assumptions made by management that affect the carrying amounts of assets and liabilities, reported amounts of revenues and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from these estimates.

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

         INVENTORIES

         Inventories consist of new equipment held for sale, construction accessories, equipment parts, food, beverages and supplies and are stated at the lower of average cost or market.






         PROPERTY AND EQUIPMENT

         The Company uses straight-line and accelerated methods of depreciation for financial statement purposes. The estimated useful lives used in computing depreciation are as follows:

         Rental equipment.................................     2-7 years
         Building and improvements........................     30 years
         Transportation equipment.........................     3-5 years
         Furniture, fixtures, and other equipment.........     5-10 years

         Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for renewals or betterments are capitalized. The cost of property replaced, retired, or otherwise disposed of is removed from the asset account along with the related accumulated depreciation. Gains or losses on the disposal of property and equipment are recorded in the year of disposal.

         REAL ESTATE

         Real estate represents raw land, developed land, homes constructed or under construction, repurchased lots, applicable capitalized interest, and applicable capitalized general and administrative costs. Raw land, developed land, homes constructed or under construction and repurchased lots are recorded at the lower of cost or net realizable value.

         Interest is capitalized based on the average yearly interest percentage applied to cumulative capital expenditures for property under development. General and administrative ("G&A") expenses are capitalized based on payroll and related costs associated with the development of a specific subdivision of land. Once sales of property begin in a specific subdivision, both capitalized interest and capitalized G&A are expensed as cost of sales.

         GOODWILL

         Goodwill represents the excess of the acquisition costs over the fair value of net identifiable assets of businesses acquired and is amortized on a straight-line basis over 10-20 years. The realizability of goodwill is evaluated periodically as events or circumstances indicate a possible inability to recover its carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing company operations. The analyses involve significant management judgment to evaluate the capacity of an acquired operation to perform within projections. Management believes that no significant impairment of goodwill and other intangible assets has occurred.

         REVENUE RECOGNITION

         Revenues from equipment rentals under operating leases are recognized as the revenue becomes receivable according to the provisions of the lease. Revenues from equipment rentals under sales-type lease agreements are capitalized and recognized over the life of the contract. Revenues from full-service hotels, apartments and luxury health resorts ("Hotel Revenue") are recognized as earned. Club initiation fees and membership conversion fees at Desert Mountain Properties Limited Partnership, are recorded as deferred revenue and recognized as revenue on a straight line basis over a twenty-year period. Deposits for future services are also considered deferred revenue and are recognized as revenue in the period services are provided.

         FINANCIAL INSTRUMENTS

         At inception, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments." This statement requires disclosure of the fair value of financial instruments for which it is practicable to estimate as well as the methods and significant assumptions used to estimate that value. The carrying amounts of cash and cash equivalents and accounts receivable approximate fair value due to the short maturity of those instruments.

         LONG-LIVED ASSETS

         At inception, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes methods of valuation for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used. The adoption of this statement had no material impact on the accompanying financial statements.

         RECLASSIFICATIONS

         Certain predecessor information has been reclassified to conform to current year presentation.

         NEW ACCOUNTING PRONOUNCEMENTS

         Effective December 1997, the Company will be required to adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 introduces the concept of basic earnings per share, which represents net income divided by the weighted average common shares outstanding -- without the dilutive effects of common stock equivalents (options, warrants, etc.). Diluted earnings per share, giving effect to common stock equivalents, will be reported when SFAS 128 is adopted in the fourth quarter of 1997.

         Effective December 1997, the Company will be required to adopt Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 requires that all entities disclose in summary form within the financial statements the pertinent rights and privileges of the various securities outstanding. An entity is to disclose within the financial statements the number of shares issued upon conversion, exercise, or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period presented. Other special provisions apply to preferred and redeemable stock. The Company will adopt SFAS 129 in the fourth quarter of 1997.

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with other financial statements; the total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of an accounting period. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997.

         In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, and major customers. SFAS 131 is effective for periods beginning after December 15, 1997.


3.       ACQUISITION

         On May 9, 1997, Crescent acquired (i) all of the stock of Moody-Day, a construction equipment sales, leasing and servicing company, (ii) a 1.21% interest in Hicks-Muse, a private venture capital fund and (iii) a 12.38% interest in Dallas Basketball Limited, a partnership that holds the National Basketball Association franchise for the Dallas Mavericks. The purchase price was approximately $4.1 million for Moody-Day, approximately $9.6 million for the Hicks-Muse interest and approximately $12.4 million for the interest in the Dallas Basketball partnership. The interest in the Dallas Basketball partnership was subsequently sold for approximately $12.5 million.

         On June 17, 1997, Crescent acquired, for $7.5 million, a 50% member interest in CBHS and issued warrants to acquire 282,508 shares of Crescent common stock with an exercise price of $18.29 per share to Magellan Health Services, Inc. ("Magellan"). CBHS is a newly formed limited liability company which operates 91 behavioral healthcare facilities. Crescent also purchased as part of this acquisition warrants to acquire 1,283,311 shares of Magellan common stock for $12.5 million. The exercise price of the Magellan warrants is $30 per share, exercisable in varying increments beginning on May 31, 1998 and ending on May 31, 2009. In August and September of 1997, Crescent advanced a total of $17.5 million to CBHS, pursuant to its agreement to provide working capital.

         On July 31, 1997, the Company, through its newly-formed subsidiary, WOCOI Investment Company, acquired for $436,487, a 42.5% general partner interest in The Woodlands Operating Company, L.P. ("TWOC"). TWOC was formed to provide management, advisory, landscaping and maintenance services to entities affiliated with the Company and Crescent REIT. TWOC is reimbursed for its costs incurred plus a 3% or 5% management fee, depending on the type of service provided. The acquisition of TWOC was part of a larger transaction pursuant to which Crescent REIT and Crescent Operating Partnership, together with certain Morgan Stanley funds, acquired The Woodlands Corporation. The Woodlands Corporation is the principal owner, developer and operator of The Woodlands, an approximately 27,000 acre master-planned residential and commercial community located approximately 27 miles north of Houston, Texas. The Woodlands includes a shopping mall, retail centers, office buildings, conference center and country club and other amenities. The purchase price of the Company's interest in TWOC was determined by mutual agreement of the parties to the transaction. WOCOI Investment Company will serve as the managing general partner of TWOC.

         On September 29, 1997, the Company acquired 100% of the voting stock, representing a 5% equity interest, of The Woodlands Land Company, Inc.("LandCo"), for $1.9 million. LandCo is a newly-formed residential development corporation which was owned by Crescent REIT. LandCo holds a 42.5% general partner interest in, and is the managing general partner of, The Woodlands Land Development Company, L.P. ("Landevco"), which owns approximately 9,000 acres for commercial and residential development, a realty office, an athletic center, and interests in a title company and a mortgage company.

         On August 31, 1997, effective as of July 31, 1997, the Company acquired for $2.0 million in cash the following assets: (i) 100% of the membership interests in RoseStar and (ii) all of the common stock, $.01 par value, of each of RSSW Corp. and RSCR Arizona Corp., affiliates of RoseStar. RoseStar and its subsidiaries are the lessees of 6 hotels owned by Crescent REIT or its affiliates. These hotels are the Denver Marriott City Center and the Hyatt Regency Beaver Creek in Colorado, the Hyatt Regency in Albuquerque, New Mexico, Canyon Ranch in Tucson, Arizona, Canyon Ranch in Lennox, Massachusetts and The Sonoma Mission Inn & Spa in California.

         On September 22, 1997, COI Hotel Group, Inc., became the lessee of the Four Seasons Hotel in Houston, Texas, which is owned by Crescent REIT, and acquired for $2.4 million a two-thirds interest in the Houston Center Athletic Club Venture ("HCAC"), a joint venture that owns the Houston Center Athletic Club and a $5.0 million note executed by the Houston Center Athletic Club Venture. The note bears interest at LIBOR plus one percent and interest is payable in arrears at the end of each twenty-eight (28) day period. The Company partially financed these transactions with proceeds of $1.8 million in loans from Crescent Operating Partnership.

         On September 29, 1997, the Company acquired 100% of the voting stock, representing a 5% equity interest, of Desert Mountain Development Corporation ("Desert Mountain Development") for $2.2 million. Desert Mountain Development is the sole general partner of Desert Mountain Properties Limited Partnership. Desert Mountain Properties Limited Partnership owns Desert Mountain, a master planned, luxury residential and recreational community in northern Scottsdale, Arizona. Desert Mountain Properties Limited Partnership also owns and operates The Desert Mountain Club that offers four Jack Nicklaus signature 18 hole golf courses, including Cochise, site of the Senior PGA Tour's The Tradition tournament. Desert Mountain was acquired in August 1997, by Crescent REIT for approximately $235.0 million from Mobil Land Development Corporation and a company owned by Lyle Anderson. Mr. Anderson serves as the development and operations manager of Desert Mountain Development.

4.       PRO FORMA INFORMATION

         For financial reporting purposes the (i) capitalization of the Company, (ii) acquisition of the Carter Crowley Asset Group, (iii) investment in CBHS, (iv) acquisition of TWOC and LandCo, and (v) acquisition of RoseStar are considered to be material business combinations. In accordance with regulation S-X, the Company is providing the following pro forma information which assumes the above mentioned transactions occurred on the first day of the period presented.

                                                Nine Months Ended September, 30
                                                              (000's)
                                                -------------------------------
                                                       1997           1996
                                                   ----------     -----------
         Revenues...............................   $  132,622     $   122,910
         Equity in loss of CBHS.................   $  (11,599)    $    (6,645)
         Equity in income of TWOC and LandCo....   $   (5,666)    $     8,424
         Net loss...............................   $   (6,595)    $    (5,863)
         Net loss per share.....................   $     (.60)    $      (.53)

5.       LONG TERM DEBT

         Crescent Operating Partnership agreed to lend Crescent approximately $35.9 million pursuant to a five-year term loan ("Term Loan"). At September 30, 1997, the Company had drawn $35.8 million against this Term Loan and repaid $9.9 million. The Term Loan is a recourse loan that is secured, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets owned by Crescent as of June 30, 1997. The Term Loan bears interest at the rate of 12% per annum, compounded annually, and is payable quarterly in an amount equal to the lesser of (i) the net cash flow for the preceding quarter and (ii) the quarterly amount of principal due, together with interest accrued on the Term Loan. Net cash flow will be computed by subtracting the total costs incurred by Crescent from its gross receipts. The Term Loan will mature on May 8, 2002. The Company also has obtained from Crescent Operating Partnership a $20.4 million line of credit ("Line of Credit") which bears interest at the same rate as the Term Loan. The Line of Credit is payable on an interest-only basis during its term, which expires on the later of (i) May 21, 2002 or
         (ii) five years after the last draw under the Line of Credit. Draws may be made under the Line of Credit until June 22, 2002. The Line of Credit is a recourse obligation and amounts outstanding thereunder are collateralized, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets owned by Crescent as of June 30, 1997. As of September 30, 1997, $8.1 million was outstanding under the Line of Credit.

         The Company obtained a $15.0 million unsecured line of credit from NationsBank of Texas, N.A. ("NationsBank"). The NationsBank line of credit, which was obtained in August 1997, has a one-year term (subject to the Company's right to renew the term for an additional one-year period) and bears interest at the LIBOR rate plus 1%. As of September 30, 1997, $15.0 million was outstanding under the NationsBank Line of Credit.

         As a part of the acquisition of a two-thirds interest in HCAC and the related $5.0 million note, the Company borrowed $1.8 million in the form of two notes (one for $1.0 million and the other for $.8 million) from Crescent Operating Partnership at 8.5% interest. The $1.0 million note is secured by the $5.0 million note the Company purchased as part of the transaction and matures September 21, 1998, with interest payable monthly commencing in October 1997. The $.8 million note is secured by the two-thirds interest in HCAC and matures September 22, 2002. An interest-only payment on the $.8 million loan became due in October 1997. Monthly principal and interest payments on the $.8 million loan commenced in November 1997.

         Desert Mountain Development has entered into a $7.6 million revolving credit agreement with Crescent Operating Partnership. The agreement expires in March of 1998 at which time the outstanding principal balance and accrued interest at 10% are due. As of September 30, 1997, $4.0 million was outstanding under this revolving credit agreement. In connection with this agreement, Desert Mountain Properties Limited Partnership has entered into an $8.0 million revolving credit agreement with Desert Mountain Development. This agreement expires in March 1998 at which time the outstanding principal balance and accrued interest at the Wall Street Journal prime rate plus 1% are due. As of September 30, 1997, $4.0 million was outstanding under the Desert Mountain Properties Limited Partnership revolving credit agreement.

         Desert Mountain Properties Limited Partnership has a credit agreement with Crescent Operating Partnership, pursuant to which Crescent Operating Partnership has advanced money to Desert Mountain Properties Limited Partnership through a "Junior Note", a "Senior Note" and a "Lot Sales Note". The Junior Note evidences a $60.0 million advance from Crescent Operating Partnership to Desert Mountain Properties Limited Partnership and accrues interest at 14%. The Senior Note evidences a $110.0 million advance from Crescent Operating Partnership to Desert Mountain Properties Limited Partnership and accrues interest at 10%. The principal and interest on both the Junior Note and the Senior Note are payable in quarterly installments, based on proceeds from the operations of Desert Mountain Properties Limited Partnership The Lot Sales Note bears interest at the Wall Street Journal prime rate plus 1% and is payable in monthly installments based on the previous month's proceeds from other land note receivables. As of September 30, 1997, the outstanding balance on the Lot Sales Note was $22.2 million.

6.       SHAREHOLDERS' EQUITY

         COMMON STOCK

         The Company's authorized capital stock consists of 10 million shares of preferred stock, par value $.01 per share and 22.5 million shares of common stock, par value $.01 per share. At September 30, 1997, there were 11,041,475 shares of Common Stock outstanding.

         PREFERRED SHARE PURCHASE RIGHTS

         The Board of Directors has adopted a rights plan that provides that each holder of Crescent common stock also receives a right to purchase from the Company one-hundredth of a share of Series A Junior Preferred Stock, par value $.01, of the Company at a price of $5 per share, subject to adjustment. These rights can only be exercised in certain events and are intended to provide the Company certain anti-takeover protection. The Company had reserved 225,000 shares of series A junior preferred stock for this plan.

         STOCK OPTION PLANS

         The Company has adopted a stock incentive plan pursuant to which grants of options to purchase 883,567 shares, at an exercise price of $.99 per share, of Crescent common stock and shares of restricted stock in Crescent were made on May 13, 1997, based on the fair value on the date of grant. The options were granted in order to provide each holder of shares of restricted stock in Crescent REIT or options in Crescent REIT or Crescent Operating Partnership with an equivalent number of shares of restricted stock or options in Crescent, based on a ratio of one share of Restricted Stock or Option to purchase Crescent common stock for each 10 shares of restricted stock in Crescent REIT or options for Crescent common shares, and one option to purchase Crescent common stock for each 5 options for units. Under the stock incentive plan, options and restricted stock relating to 1,000,000 shares of Crescent common stock are authorized for issuance. As of September 30, 1997, options and restricted stock relating to 15,928 shares had been issued under this stock incentive plan. The stock incentive plan expires on May 7, 2007.

         The Company adopted a second stock incentive plan in October 1997, pursuant to which grants of options to purchase up to one million shares of Crescent common stock can be made to employees, officers and directors. The price at which shares can be purchased under this plan upon exercise of options is the fair market value of those shares as of the date of grant.

         WARRANTS

         The Company, in conjunction with the acquisition of a 50% member interest in CBHS, issued warrants to acquire 282,508 shares of Crescent common stock at an exercise price of $18.29 per share to Magellan.
         CBHS is a newly formed limited liability company which operates 91 behavioral healthcare facilities. Crescent also purchased, as part of this acquisition, warrants to acquire 1,283,311 shares of Magellan common stock for $12.5 million. The exercise price of the Magellan warrants is $30 per share, exercisable in varying increments beginning on May 31, 1998 and ending on May 31, 2009.

7.       INVESTMENT IN CBHS

         The Company owned a 50% member interest in CBHS at September 30, 1997. The Company accounts for its investment in CBHS using the equity method. A summary of financial information for the Company's Investment in CBHS is as follows.

(in thousands)
                                                     106 DAYS ENDED
                                                   SEPTEMBER 30, 1997
                                                 ----------------------
     Net revenue                                 $              213,730
                                                 ----------------------
     Operating expenses (A)                      $              228,382
     Interest, net                                                1,592
                                                 ----------------------
          Net loss                               $              (16,244)
                                                 ======================
     Cash used in operating activities           $              (69,714)
                                                 ======================
     Crescent equity in loss                     $               (8,122)
                                                 ======================

     (A) Includes salaries, supplies and other operating expenses, bad debt expense, depreciation and amortization.

8.       COMMITMENTS AND CONTINGENCIES

         The Hicks-Muse interest includes a commitment that the Company invest an additional $1.1 million in the fund, which amount is required to be paid by the Company when called.

                            CRESCENT OPERATING, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         As of September 30, 1997 the assets of Crescent Operating, Inc. ("Crescent" or the "Company") consisted of (i) Moody-Day, Inc., ("Moody-Day"), a construction equipment sales, leasing and service company, (ii) a 1.21% limited partner interest in Hicks Muse Tate & Furst Equity Fund II, LP ("Hicks-Muse"), a private venture capital fund (together with Moody-Day, the "Carter Crowley Asset Group"), (iii) a 50% member interest in Charter Behavioral Health Systems, LLC ("CBHS"), a limited liability company which operates 91 healthcare facilities,
         (iv) a 42.5% general partner interest in The Woodlands Operating Company, L.P. ("TWOC"), which provides management, advisory, landscaping and maintenance services to entities affiliated with the Company and Crescent REIT, (v) 100% of the voting stock, representing a 5% interest, of The Woodlands Land Company, Inc. ("Landco"), which holds a 42.5% general partner interest in The Woodlands Land Development L.P. ("Landevco"), which owns approximately 9,000 acres for commercial and residential development as well as a realty office, an athletic center, and interests in both a title company and a mortgage company, (vi) RoseStar Management LLC ("Rosestar"), which, directly or indirectly through its subsidiaries, is the lessee of the Denver Marriott City Center, the Hyatt Regency Beaver Creek, the Hyatt Regency Albuquerque, Canyon Ranch - Tucson, Canyon Ranch - Berkshires and the Sonoma Mission Inn and Spa, (vii) 100% of the voting stock, representing a 5% interest, of Desert Mountain Development Corporation ("Desert Mountain Development"), which is the sole general partner of Desert Mountain Properties Limited Partnership, which owns Desert Mountain, a master planned, luxury residential and recreational community in northern Scottsdale, Arizona and (viii) COI Hotel Group, Inc. ("COI Hotel"), which is the lessee of the Four Seasons Hotel in Houston, Texas and has a two-thirds interest in the Houston Athletic Center Venture (collectively, the "Assets"). Crescent intends to manage its Assets, enter into certain of the businesses to which the Assets relate and pursue additional opportunities. Crescent believes that it has, or will have access to, sufficient liquidity and management expertise to manage Crescent successfully.

STRATEGY

         Crescent's investment and operating strategies are to acquire and operate a complementary group of businesses which are aligned with certain of the investments and businesses of Crescent Real Estate Equities Company ("Crescent REIT"). To pursue additional opportunities, Crescent plans to capitalize on its relationship with Crescent REIT and Crescent REIT's ability to structure transactions creatively. Crescent also plans to determine whether it could provide to Crescent REIT certain additional lessee and operator functions currently provided by others to Crescent REIT. Crescent intends to pursue additional and similar opportunities with Crescent REIT and others in the future.
         The additional opportunities Crescent may pursue are expected to be varied and may be unrelated to any business in which Crescent is engaged. Crescent also expects that, in the future, it may sell existing assets that are inconsistent with its long-term strategies. To the extent any such sales are made at a time when Crescent has outstanding indebtedness, Crescent anticipates that it will use the proceeds of any such sales of assets to reduce the amount of any such indebtedness.

THE INTERCOMPANY AGREEMENT

         Crescent and Crescent Real Estate Equities Limited Partnership ("Crescent Operating Partnership"), a wholly-owned partnership of Crescent REIT, have entered into the Intercompany Agreement to provide each other with rights to participate in certain transactions. The Intercompany Agreement provides, subject to certain terms, that Crescent Operating Partnership will provide Crescent with a right of first refusal to become the lessee of any real property acquired by Crescent Operating Partnership if Crescent Operating Partnership determines that, consistent with Crescent REIT's status as a REIT, it is required to enter into a "master" lease arrangement, provided that Crescent and Crescent Operating Partnership negotiate a mutually satisfactory lease arrangement and Crescent Operating Partnership determines, in its sole discretion, that Crescent is qualified to be the lessee. For example, Crescent REIT generally would be required, consistent with its status as a REIT, to enter into a master lease arrangement as to hotels and behavioral healthcare facilities. In general, a master lease arrangement is an arrangement pursuant to which an entire property or project (or a group of related properties or projects) is leased to a single lessee. As to opportunities for Crescent to become the lessee of any assets under a master lease arrangement, the Intercompany Agreement provides that Crescent Operating Partnership must provide Crescent with written notice of the lessee opportunity. During the 30 days following such notice, Crescent has a right of first refusal with regard to the offer to become a lessee and the right to negotiate with Crescent Operating Partnership on an exclusive basis regarding the terms and conditions of the lease. If a mutually satisfactory agreement cannot be reached within the 30-day period (or such longer period to which Crescent and Crescent Operating Partnership may agree), Crescent Operating Partnership may offer the opportunity to others for a period of one year thereafter before it must again offer the opportunity to Crescent, in accordance with the procedures specified above. Crescent Operating Partnership may, in its discretion, offer any investment opportunity other than a lessee opportunity to Crescent, upon such notice and other terms as Crescent Operating Partnership may determine.

         Under the Intercompany Agreement, Crescent has agreed not to acquire or make (i) investments in real estate which, for purposes of the Intercompany Agreement, includes the provision of services related to real estate and investment in hotel properties, real estate mortgages, real estate derivatives or entities that invest in real estate assets or (ii) any other investments that may be structured in a manner that qualifies under the federal income tax requirements applicable to REITs, unless it has provided written notice to Crescent Operating Partnership of the material terms and conditions of the acquisition or investment opportunity, and Crescent Operating Partnership has determined not to pursue such acquisitions or investments either by providing written notice to Crescent rejecting the opportunity within 10 days from the date of receipt of notice of the opportunity or by allowing such 10-day period to lapse. Crescent also has agreed to assist Crescent Operating Partnership in structuring and consummating any such acquisitions or investments which Crescent Operating Partnership elects to pursue, on terms determined by Crescent Operating Partnership. In addition, Crescent has agreed to notify Crescent Operating Partnership of, and make available to Crescent Operating Partnership, investment opportunities developed by Crescent, or of which Crescent becomes aware but is unable or unwilling to pursue.

FORWARD LOOKING STATEMENTS

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: real estate investment considerations, such as the effect of economic, demographic, competitive and other conditions in the market area on cash flows and values, and the relatively high levels of debt maintained by the Company and its ability to generate revenues sufficient to meet debt service payments and other operating expenses; financing risks, such as the continued availability of equity and debt financing that may be necessary or desirable for expansion or continued operations of the Company and its Assets, the Company's ability to service existing debt, the possibility that the Company's outstanding debt may be refinanced at higher interest rates or otherwise on terms less favorable to the Company; and investment risks, including the underperformance or non-performance of its existing investments and the inability of the Company to identify or pursue suitable investment opportunities.

         This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal and recurring nature.

HISTORICAL RESULTS OF OPERATIONS

         On May 9, 1997, the Company acquired the Carter Crowley Asset Group. The Company's financial statements have been prepared on the basis that the "Predecessor" consists of the Carter Crowley Asset Group. As the Company did not have any activities until May 9, 1997, the comparative data relating to 1996 and the period in 1997 prior to May 9, is only with regard to the Predecessor.

         THREE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

         Total revenues of the Company increased approximately $28.2 million to $31.4 million for the three months ended September 30, 1997, compared with $3.1 million for the three months ended September 30, 1996. The increase was the result of new hotel revenues generated by RoseStar and COI Hotel in the amount $28.1 million.

         Equipment sales and service operating expenses decreased $.1 million to $2.6 million for the three months ended September 30, 1997 as compared to $2.7 million for the three months ended September 30, 1996. This 3% decrease in operating expenses represents a 4% increase in operating margin on the Moody-Day business. The improvement in profit margin can be attributed to efficient operations as well as reduced depreciation expense resulting from the purchase price allocation.

         Direct hotel expenses, which represent costs incurred at the full-service hotels, apartments and luxury health resorts, and hotel rent, which represents rental payments made to Crescent Operating Partnership, are new expenses for the three months ended September 30, 1997, as these costs are attributable to the acquisition and operation of RoseStar and the operations of COI Hotel.

         General and administrative expenses increased $.9 million or 212% to $1.3 million for the three months ended September 30, 1997 as compared to $.4 million for the three months ended September 30, 1996. The acquisition of RoseStar increased general and administrative expenses by $.4 million and an additional $.4 million of corporate overhead was incurred by the Company for expenses such as officer insurance, legal and accounting fees and management costs, which were not incurred by the Predecessor. The remaining $.1 million of the increase relates to additional expenses incurred by Moody-Day as a result of its increased sales volume.

         NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996.

         Total revenues of the Company increased approximately $29.1 million or 356%, to $37.3 million for the nine months ended September 30, 1997, compared with $8.2 million for the nine months ended September 30, 1996. The increase is primarily the result of new hotel revenue generated by RoseStar and COI Hotel of $28.1 million. Equipment sales and service revenue also increased 11% or $.9 million to $9.1 million for the nine months ended September 30, 1997 as compared to $8.2 million for the nine months ended September 30, 1996. The increase in equipment sales and service revenue is due to an increase in customer construction projects and a corresponding increase in demand for Moody-Day's equipment and services, an increase in the amount of equipment Moody-Day had available to meet sales and rental demand and the favorable introduction by Moody-Day of new lines of equipment available for sale and rental.

         Equipment sales and service operating expenses increased $.2 million to $7 million for the nine months ended September 30, 1997 as compared to $6.8 million for the nine months ended September 30, 1996. This 2% increase in operating expenses represents a 6.7% increase in profit margin on the Moody-Day business. The improvement in profit margin can be attributed to efficient operations as well as reduced depreciation expense caused by the purchase price allocation.

         Direct hotel expenses, which represent costs incurred at the full-service hotels, apartments or luxury health resorts, and hotel rent which represents rental payments made to Crescent Operating Partnership, are new expenses for the nine months ended September 30, 1997, as these costs were not incurred prior to the acquisition of RoseStar and the formation of COI Hotel.

         General and administrative expenses increased $1.1 million or 87% to $2.4 million for the nine months ended September 30, 1997, as compared to $1.3 million for the nine months ended September 30, 1996. The acquisition of RoseStar increased general and administrative expenses by $.4 million and an additional $.5 million of corporate overhead was incurred by the Company for expenses such as officer insurance, legal and accounting fees and management costs. The remaining $.2 million of the increase relates to additional expenses incurred by Moody-Day as a result of its increased sales volume.

LIQUIDITY AND CAPITAL RESOURCES

         In connection with the formation and capitalization of Crescent, Crescent received approximately $14.1 million in cash from Crescent Operating Partnership and Crescent Operating Partnership lent
         Crescent approximately $35.9 million pursuant to a five-year term loan of which $26.0 million was outstanding as of September 30, 1997. The loan is a recourse loan that is collateralized, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets owned by Crescent as of June 30, 1997. The loan bears interest at the rate of 12% per annum, compounded annually, and is payable quarterly in an amount equal to the lesser of (i) the net cash flow for the preceding quarter and (ii) the quarterly amount of principal due, together with interest accrued on the loan. Net cash flow is computed by subtracting the total costs incurred by Crescent from its gross receipts. The loan will mature on May 8, 2002. The Company also obtained a $20.4 million line of credit from Crescent Operating Partnership in connection with its formation and capitalization. Advances under the line of credit bear interest at the same rate as the term loan. The line of credit is payable on an interest-only basis during its term, which expires on the later of (i) May 31, 2002 or (ii) five years after the last draw under the line of credit. Draws may be made under the line of credit until June 22, 2002. The line of credit is a recourse obligation and amounts outstanding thereunder are collateralized, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets owned by Crescent as of June 30, 1997. As of September 30, 1997, $8.1 million was outstanding under the line of credit.

         Approximately $12.6 million in cash and the proceeds of approximately $15.3 million of loans were used to acquire the Carter-Crowley Assets and the 12.38% limited partner interest in the partnership that owns the Dallas Mavericks. The remaining approximately $1.5 million previously funded in the form of cash, together with the remaining approximately $20.6 million advanced in the form of loans, were used both to acquire, and make an additional contribution relating to, the CBHS Interest and to acquire the warrants to acquire shares of Magellan common stock for an aggregate of approximately $20.0 million, and to fund an obligation of Moody-Day to purchase construction equipment for approximately $2.1 million. The line of credit will be used to support funding obligations associated with these investments (consisting of approximately $2.1 million relating to Crescent's investment in Hicks-Muse and approximately $17.5 million relating to the CBHS Interest) and other cash requirements.

         The Company obtained a $15.0 million short-term unsecured bank line of credit from NationsBank of Texas N.A. ("NationsBank"). The line of credit, which was obtained in August 1997, has a one-year term (subject to the Company's right to renew the term for an additional one-year period) and bears interest at the LIBOR rate plus 1%. The $15.0 million available under the line of credit from NationsBank was fully drawn as of September 30, 1997, and was used to acquire the RoseStar interest and reduce the line of credit with Crescent Operating Partnership.

         The primary source of repayment of the NationsBank Line of Credit is anticipated to be a future equity offering, which the Company has agreed to use its best efforts to complete prior to maturity of the loan in 1998 or 1999. The Company has obtained an agreement from Richard Rainwater, Gerald Haddock and John Goff (each a stockholder, director and/or officer of the Company) which provides that, if the Company does not raise from an equity offering funds sufficient to pay the NationsBank Line of Credit when due (a "Successful Offering"), each of Messrs. Rainwater, Haddock and Goff jointly and severally agree to purchase the number of additional shares of the Company's Common Stock necessary to fund repayment of the NationsBank line of credit. The Company has agreed to sell such additional shares of common stock to Messrs. Rainwater, Haddock, and Goff at a price equal to the average closing bid price of the Company's common stock during the 10 days immediately preceding the date NationsBank notifies Messrs. Rainwater, Haddock and Goff that the Company has not completed a Successful Offering prior to maturity of the NationsBank line of credit.

         As a part of the acquisition of a two-thirds interest in the Houston Center Athletic Club Venture and the related $5.0 million note, the Company borrowed $1.8 million in the form of two notes (one for $1.0 million and the other for $.8 million) from Crescent Operating Partnership at 8.5% interest. The $1.0 million note, which is secured by the $5.0 million note it purchased as part of the transaction, matures September 21, 1998, with interest payable monthly commencing in October 1997. The $.8 million note is collateralized by the two-thirds interest in the HCAC and matures September 22, 2002. An interest only payment became due in October 1997. Monthly principal and interest payments on the $.8 million loan commenced in November 1997.

         Desert Mountain Development has entered into a $7.6 million revolving credit agreement with Crescent Operating Partnership which bears interest at the rate of 10% per annum on amounts outstanding under the line of credit. The agreement expires in March of 1998 at which time the outstanding principal balance and accrued interest at 10% is due. As of September 30, 1997, $4.0 million was outstanding under this revolving credit agreement. In connection with this agreement, Desert Mountain Properties Limited Partnership has entered into an $8.0 million revolving credit agreement with Desert Mountain Development which bears interest at an annual rate equal to the Wall Street Journal prime rate plus 1% on amounts outstanding thereunder. This agreement expires in March 1998 at which time the outstanding principal balance and accrued interest at an annual rate equal to the Wall Street Journal prime rate plus 1% is due. As of September 30, 1997, $4.0 million was outstanding under this revolving credit agreement.

         Desert Mountain Properties Limited Partnership also has a credit agreement with Crescent Operating Partnership pursuant to which Crescent Operating Partnership has advanced money to Desert Mountain Properties Limited Partnership through a "Junior Note", a "Senior Note" and a "Lot Sales Note". The Junior Note evidences a $60.0 million advance from Crescent Operating Partnership to Desert Mountain Properties Limited Partnership and accrues interest at 14% per annum. The Senior Note evidences a $110.0 million advance from Crescent Operating Partnership to Desert Mountain Properties Limited Partnership and accrues interest at 10% per annum. The principal and interest on both the Junior Note and the Senior Note are payable in quarterly installments, based on proceeds from the operations of Desert Mountain Properties Limited Partnership. The Lot Sales Note bears interest at an annual rate equal to the Wall Street Journal prime rate plus 1%, and is payable in monthly installments based on the previous month's proceeds obtained by Desert Mountain Properties Limited Partnership from other land note receivables. As of September 30, 1997, the outstanding balance on the Lot Sales Note was $22.2 million.


PRO FORMA CAPITAL RESOURCES

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

CHARTER BEHAVIOR HEALTH SYSTEMS, LLC

         The Company acquired its 50% member interest in CBHS on June 17, 1997. Summarized below are operating statistics for the quarter ended September 30, 1997.

                  Facilities in Operation            91
                  Patient Days                       326,372
                  Equivalent Patient Days            367,394
                  Admissions                         29,691
                  Average Length of Stay             11.1

         The Facilities' hospital business is seasonal in nature, with a reduced demand for certain services generally occurring in the fourth quarter around major holidays such as Thanksgiving and Christmas, and during the summer months. Accordingly, the results of operations for the interim periods are not necessarily indicative of the actual results expected for the year.

          The Facilities provide inpatient and outpatient behavioral healthcare services. The inpatient treatment includes acute and residential programs serving adults, adolescents and children. Third party payers include governmental, commercial, managed care and private payers. The Facilities are experiencing a shift in payer mix to managed care payers from other payers. The Company, as of September 30, 1997, has advanced CBHS $17.5 million pursuant to its agreement to provide working capital. The Company has no further obligation to make additional capital contributions or to provide funding to CBHS.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.
                                       13

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       EXHIBIT
         NO.                        DESCRIPTION
       ------                       -----------
         a.              Exhibits
         3.1*     -- First Amended and Restated Certificate of Incorporation
         3.2*     -- First Amended and Restated Bylaws
         4.1*     -- Specimen stock certificate
         4.2*     -- Preferred Share Purchase Rights Plan
        10.1*     -- Amended Stock Incentive Plan
        10.5      -- Amended and Restated Credit and Security Agreement, dated as of May 30, 1997, between Crescent Operating
                     Partnership and Crescent, together with related Note
        10.6      -- Line of Credit and Security Agreement, dated as of May 21, 1997, between Crescent Operating Partnership and
                     Crescent, together with related Line of Credit Note
        10.9      -- 1997 Crescent Operating, Inc. Second Stock Incentive Plan
        10.10     -- Security Agreement dated September 22, 1997 between COI Hotel Group, Inc., as debtor, and Crescent
                     Operating Partnership, as lender, together with related $1 million promissory note
        10.11     -- Security Agreement dated September 22, 1997 between COI Hotel Group, Inc., as debtor, and Crescent
                     Operating Partnership, as lender, together with related $800,000 promissory note
        10.12     -- Amended and Restated Asset Management Agreement dated August 31, 1997, to be effective July 31, 1997, between Wine Country Hotel, LLC and The Varma Group, Inc.
        10.13     -- Amended and Restated Asset Management Agreement dated August 31, 1997, to be effective July 31, 1997, between
                     RoseStar Southwest, LLC and The Varma Group, Inc.
        10.14     -- Amended and Restated Asset Management Agreement dated August 31, 1997, to be effective July 31, 1997, between RoseStar Management LLC and The Varma Group, Inc.
        10.15     -- Agreement for Financial Services dated July 1, 1997, between Crescent and Petroleum Financial, Inc.
        10.16     -- Credit Agreement dated August 27, 1997, between Crescent Operating, Inc. and NationsBank of Texas, N.A.
                     together with related $15.0 million promissory note
        10.17     -- Support Agreement dated August 27, 1997, between Richard E. Rainwater, John Goff and Gerald Haddock in favor of Crescent and NationsBank of Texas, N.A.
        27        -- Financial Data Schedule
        *         -- Incorporated by Reference to the Company's registration statement on Form S-1 dated July 12, 1997

        b.        -- Reports on Forms 8-K.


The Company's Current Report on Form 8-K dated June 13, 1997, as amended on July 30, 1997, describing the Magellan transaction, the trading and distribution of the Company's common stock and certain financial information and pro forma disclosure relating to the Magellan transaction.

The Company's Current Report on Form 8-K dated July 31, 1997, as amended on October 14, 1997, describing the Woodlands Operating transaction, the Company's investment in The Woodlands Land Company, Inc. and certain financial information and pro forma disclosure relating thereto.

The Company's Current Report on Form 8-K dated July 31, 1997 and filed on September 15, 1997, describing the RoseStar transactions.

The Company's Current Report on Form 8-K dated September 29, 1997 and filed on October 10, 1997, describing the acquisition of the Company's interest in Desert Mountain Development Corporation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CRESCENT OPERATING, INC.
                            (Registrant)


                            By: /s/ JEFFREY L. STEVENS
                                    Jeffrey L. Stevens
                            Treasurer and Chief Financial Officer

Date:  November 14, 1997

                               INDEX TO EXHIBITS

       EXHIBIT
         NO.                        DESCRIPTION
       ------                       -----------
         a.              Exhibits
         3.1*     -- First Amended and Restated Certificate of Incorporation
         3.2*     -- First Amended and Restated Bylaws
         4.1*     -- Specimen stock certificate
         4.2*     -- Preferred Share Purchase Rights Plan
        10.1*     -- Amended Stock Incentive Plan
        10.5      -- Amended and Restated Credit and Security Agreement, dated as of May 30, 1997, between Crescent Operating
                     Partnership and Crescent, together with related Note
        10.6      -- Line of Credit and Security Agreement, dated as of May 21, 1997, between Crescent Operating Partnership and
                     Crescent, together with related Line of Credit Note
        10.9      -- 1997 Crescent Operating, Inc. Second Stock Incentive Plan
        10.10     -- Security Agreement dated September 22, 1997 between COI Hotel Group, Inc., as debtor, and Crescent
                     Operating Partnership, as lender, together with related $1 million promissory note
        10.11     -- Security Agreement dated September 22, 1997 between COI Hotel Group, Inc., as debtor, and Crescent
                     Operating Partnership, as lender, together with related $800,000 promissory note
        10.12     -- Amended and Restated Asset Management Agreement dated August 31, 1997, to be effective July 31, 1997, between Wine Country Hotel, LLC and The Varma Group, Inc.
        10.13     -- Amended and Restated Asset Management Agreement dated August 31, 1997, to be effective July 31, 1997, between
                     RoseStar Southwest, LLC and The Varma Group, Inc.
        10.14     -- Amended and Restated Asset Management Agreement dated August 31, 1997, to be effective July 31, 1997, between RoseStar Management LLC and The Varma Group, Inc.
        10.15     -- Agreement for Financial Services dated July 1, 1997, between Crescent and Petroleum Financial, Inc.
        10.16     -- Credit Agreement dated August 27, 1997, between Crescent Operating, Inc. and NationsBank of Texas, N.A.
                     together with related $15.0 million promissory note
        10.17     -- Support Agreement dated August 27, 1997, between Richard E. Rainwater, John Goff and Gerald Haddock in favor of Crescent and NationsBank of Texas, N.A.
        27        -- Financial Data Schedule
        *         -- Incorporated by Reference to the Company's registration statement on Form S-1 dated July 12, 1997