Form 10-K405
period 1997-12-31
CRESCENT OPERATING INC
filed 1998-03-31
CIK 1035426

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-22725

                            CRESCENT OPERATING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       75-2701931
----------------------------------------        --------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


306 West 7th Street, Suite 1025
      Fort Worth, Texas                                     76102
----------------------------------------        --------------------------------
(Address of principal executive offices)                 (Zip Code)



       Registrant's telephone number, including area code (817) 339-1020

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)


                        Preferred Share Purchase Rights
                        -------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the 9,916,934 shares of $.01 par value Common Stock held by non-affiliates of the registrant on March 10, 1998 was $242,369,867 based upon the closing price of $24.44 on the NASDAQ Stock Market.

Number of shares of Common Stock outstanding as of March 27, 1998: 11,223,219

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities Exchange Commission for registrant's 1997 Annual Meeting of Shareholders to be held in June 1998 are incorporated by reference into Part III of this Form 10-K.


                                                                                               Page
                                                                                               ----

                               TABLE OF CONTENTS

                                    PART I.


Item 1.   Business .........................................................................        3
Item 2.   Properties .......................................................................       22
Item 3.   Legal Proceedings ................................................................       22
Item 4.   Submission of Matters to a Vote of Security Holders ..............................       22


                                    PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters ............       23
Item 6.   Selected Financial Data ..........................................................       23
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ........................................................       24
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk .......................       28
Item 8    Financial Statements and Supplementary Data ......................................       29
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure ...........................................       29


                                   PART III.

Item 10.  Directors and Executive Officers of the Registrant ...............................       29
Item 11.  Executive Compensation ...........................................................       29
Item 12.  Security Ownership of Certain Beneficial Owners and Management ...................       30
Item 13.  Certain Relationships and Related Transactions ...................................       30


                                    PART IV.

Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K ................       30


     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: real estate investment considerations, such as the effect of economic, demographic, competitive and other conditions in the market area on cash flows and values, and the relatively high levels of debt maintained by the Company and its ability to generate revenues sufficient to meet debt service payments and other operating expenses; financing risks, such as the continued availability of equity and debt financing that may be necessary or desirable for expansion or continued operations of the Company and its investments, the Company's ability to service existing debt, the possibility that the Company's outstanding debt may be refinanced at higher interest rates or otherwise on terms less favorable to the Company; and business and investment risks, including the underperformance or non-performance of its existing businesses and investments, the inability of the Company to identify or pursue suitable business or investment opportunities, the impact of changes in the industries in which the Company's businesses and investments operate and competitive conditions affecting such industries, including construction equipment sales and leasing, hospitality, behavioral healthcare, land development and refrigerated warehousing.


                                     PART I
ITEM 1. BUSINESS
                                  THE COMPANY

     Crescent Operating, Inc. ("Crescent Operating" or the "Company"), a Delaware corporation, was formed on April 1, 1997, by Crescent Real Estate Equities Company ("Crescent Equities") and its subsidiary Crescent Real Estate Equities Limited Partnership ("Crescent Partnership"). The Company was formed to be the lessee and operator of certain assets to be acquired by Crescent Partnership and perform an agreement ("Intercompany Agreement") between Crescent Operating and Crescent Partnership, pursuant to which each has agreed to provide the other with rights to participate in certain transactions. On June 12, 1997, Crescent Operating's registration statement was declared effective and Crescent Operating became a public company. Effective June 12, 1997, Crescent Equities distributed shares of Crescent Operating common stock to shareholders of Crescent Equities and unit holders of Crescent Partnership of record on May 30, 1997. For Crescent Equities shareholders, the distribution was made on the basis of one share of Crescent Operating common stock for every 10 common shares of beneficial interest of Crescent Equities held on the record date, and for limited partners of Crescent Partnership, the distribution was made on the basis of one share of Crescent Operating common stock for every 5 units of limited partnership interest held on the record date.

        The Company's operations began on May 9, 1997 with the purchase from Carter-Crowley Properties, Inc. ("Carter-Crowley") of 100% of the common stock of Moody-Day, Inc. ("Moody-Day"), an equipment sales, leasing and servicing company, and a limited partner interest in Hicks Muse Tate & Furst Equity Fund II, LP, a private venture capital fund ("Hicks-Muse", and together with Moody-Day, the "Carter-Crowley Asset Group"). The Company also acquired for approximately $12.4 million, a 12.38% limited partner interest in Dallas Basketball Limited (the "DBL Interest"), the partnership that owns the Dallas Mavericks. As of June 11, 1997, the Company sold the DBL Interest, for approximately $12.55 million, to a corporation wholly owned by Crescent Partnership. This Annual Report on Form 10-K was prepared on the basis that the Carter-Crowley Asset Group is the "Predecessor". As Crescent Operating did not have any activity prior to May 9, 1997, the data included relating to 1995, 1996, and January 1, 1997 through May 8, 1997 is only with regard to the Predecessor.

     Crescent Operating common stock was accepted for quotation on the OTC Bulletin Board and began trading on a when-issued basis on June 13, 1997. On September 8, 1997, the Company's common stock began trading on the NASDAQ National Market under the symbol "COPI".

     As of December 31, 1997, Crescent Operating's assets were comprised of five business segments: (i) Hospitality, (ii) Land Development, (iii) Equipment Sales and Leasing, (iv) Healthcare and (v) Refrigerated Warehousing. Within these segments, the Company, through various entities, owned the following (collectively referred to as the "Assets"):

o THE HOSPITALITY SEGMENT consisted of lease arrangements covering the Denver Marriott City Center, the Hyatt Regency Beaver Creek, the Hyatt Regency Albuquerque, Canyon Ranch-Tucson, Canyon Ranch-Lenox, the Ventana Country Inn, the Sonoma Mission Inn and Spa, the Four Seasons Hotel in Houston, Texas and a two-thirds interest in the Houston Center Athletic Club Venture.

o THE LAND DEVELOPMENT SEGMENT consisted of (i) a 5% economic interest in Desert Mountain Development Corporation, the general partner of a partnership that owns a master planned, luxury residential and recreational community in northern Scottsdale, Arizona, (ii) a 42.5% general partner interest in The Woodlands Operating Company, L.P., which provides management, advisory, landscaping and maintenance services to The Woodlands, Texas and (iii) a 2.125% economic interest in The Woodlands Land Development Company L.P., which owns approximately 9,000 acres for commercial and residential development as well as a realty office, an athletic center, and interests in both a title company and a mortgage company.

o THE EQUIPMENT SALES AND LEASING SEGMENT consisted of 100% of the common stock of Moody-Day, a construction equipment sales, leasing and service company.

o THE HEALTHCARE SEGMENT consisted of a 50% member interest in Charter Behavioral Health Systems, LLC, a limited liability company which operates approximately 90 behavioral healthcare facilities (see "Recent Developments").

o THE REFRIGERATED WAREHOUSING SEGMENT consisted of an indirect 2% interest in both URS Logistics, Inc., a company that operates and manages public refrigerated warehouses in the continental United States and Americold Corporation, a company providing integrated logistics services for the frozen food industry, consisting of warehousing and transportation.

                         SEGMENT FINANCIAL INFORMATION

The following is a summary of Crescent Operating's financial information reported by segment as of December 31, 1997 and for the period from May 9, 1997 through December 31, 1997:


                                                                                 Equipment
                                                             Land                  Sales
                                        Hospitality       Development           and Leasing        Healthcare
                                       -------------      -----------         -------------      ------------
Revenues .........................     $  79,467,764       $66,896,540        $  10,517,817      $         --
Operating expenses ...............        79,236,262        67,095,042            9,782,834                --
                                       -------------       -----------        -------------      ------------
Income (loss) from operations ....           231,502          (198,502)             734,983                --
                                       -------------       -----------        -------------      ------------
Investment income (loss) .........             9,239         2,553,400                   --       (19,610,000)
                                       -------------       -----------        -------------      ------------
Other (income) expense
     Interest expense ............           162,786         2,368,180              166,108                --
     Interest income .............          (150,646)       (1,347,577)             (11,404)               --
     Other .......................                --                --              (48,254)               --
                                       -------------       -----------        -------------      ------------
Total other (income) expense .....            12,140         1,020,603              106,450                --
                                       -------------       -----------        -------------      ------------
Income (loss) before minority
     interest and income taxes ...           228,601         1,334,295              628,533       (19,610,000)
Minority interest ................                --          (531,877)                  --                --
                                       -------------       -----------        -------------      ------------
Income (loss) before taxes .......           228,601           802,418              628,533       (19,610,000)
Income tax (provision) benefit ...                --          (612,641)                  --                --
                                       -------------       -----------        -------------      ------------
Net income (loss) ................     $     228,601       $   189,777        $     628,533      $(19,610,000)
                                       =============       ===========        =============      ============
Net income (loss) per share,
     basic and diluted ...........     $        0.02       $      0.02        $        0.06      $      (1.77)
                                       =============       ===========        =============      ============
Total assets .....................     $  39,145,825      $328,278,985 (a)    $  27,843,022      $  5,390,000
                                       =============       ===========        =============      ============

                                       Refrigerated
                                        Warehousing             Other             Total
                                       -------------         -----------      -------------
Revenues .........................     $          --         $        --      $ 156,882,121
Operating expenses ...............                --           1,760,609        157,874,747
                                       -------------         -----------      -------------
Income (loss) from operations ....                --          (1,760,609)          (992,626)
                                       -------------         -----------      -------------
Investment income (loss) .........            36,000             588,683        (16,422,678)
                                       -------------         -----------      -------------
Other (income) expense
     Interest expense ............                --           2,783,669          5,480,743
     Interest income .............                --            (241,414)        (1,751,041)
     Other .......................                --            (110,252)          (158,506)
                                       -------------         -----------      -------------
Total other (income) expense .....                --           2,432,003          3,571,196
                                       -------------         -----------      -------------
Income (loss) before minority
     interest and income taxes ...            36,000          (3,603,929)       (20,986,500)
Minority interest ................           (34,200)                 --           (566,077)
                                       -------------         -----------      -------------
Income (loss) before taxes .......             1,800          (3,603,929)       (21,552,577)
Income tax (provision) benefit ...                --                  --           (612,641)
                                       -------------         -----------      -------------
Net income (loss) ................     $       1,800         $(3,603,929)     $ (22,165,218)
                                       =============         ===========      =============
Net income (loss) per share,
     basic and diluted ...........     $          --         $     (0.33)     $       (2.00)
                                       =============         ===========      =============
Total assets .....................     $ 161,850,800 (b)     $23,468,444      $ 585,977,076
                                       =============         ===========      =============


(a) Amount represents assets before consideration of minority interest of $101,887,893.

(b) Amount represents assets before consideration of minority interest o $151,678,729.

                              RECENT DEVELOPMENTS

CBHS TRANSACTION

        Effective March 3, 1998, Crescent Operating signed a definitive agreement (the "Equity Purchase Agreement") to acquire from Charter Behavioral Health Systems, Inc. ("Charter Inc.") its 50% membership interest (the "Interest") in Charter Behavioral Health Systems, LLC ("CBHS"), the nation's largest provider of inpatient behavioral health care. Under the Equity Purchase Agreement, Crescent Operating has agreed to issue to Charter Inc., a subsidiary of Magellan Health Services, Inc. ("Magellan"), $30 million in registered Crescent Operating common stock in consideration of the sale of the Interest.

        Effective March 3, 1998, CBHS signed a definitive agreement (the "Purchase Agreement") to acquire from Magellan and certain direct and indirect subsidiaries of Magellan (collectively, the "Sellers"), for a purchase price of $280 million, equity interests in certain entities and the assets of certain staff model clinics. Under the terms of the Purchase Agreement, approximately $78 million of annual franchise fees currently paid by CBHS to Magellan or its subsidiaries, would be eliminated.

        CBHS and Magellan also expect to enter into a provider services agreement (the "Provider Services Agreement"), pursuant to which, for a period of 10 years, CBHS would be designated a preferred provider of behavioral health care services to members ("Members") under benefit agreements for which Magellan has agreed to administer, manage or arrange for the provision of behavioral health services. Under the Provider Services Agreement, CBHS' preferred provider designation would exist for the lesser of 10 years or for so long as CBHS maintains certain specified participation requirements, and would be subject to limitations set forth under the benefit agreements of Magellan's patients, by payors and under applicable law. Although each Member would continue to have the right to choose its behavioral health care providers, the designation of CBHS as preferred provider means that facilities of CBHS that meet a Member's needs would be the first recommended by Magellan to such Member at the time the Member is provided with a list of alternative providers.

        Provided the regulatory provisions discussed below are enacted in a form conducive to the successful completion of such agreement, CBHS and Magellan also will enter into a five-year services purchase agreement (the "Services Purchase Agreement"), under which Magellan would purchase, each contract year, certain designated levels of inpatient and outpatient services from CBHS. CBHS would be entitled to receive a service fee from Magellan in the event less than the annual designated level of services (including permitted carry forwards) was purchased. Under the Service Purchase Agreement, CBHS would be obligated to maintain existing inpatient facilities and services and to develop and implement additional services and facilities.

        Pursuant to a support agreement (the "Support Agreement") entered into by Crescent Operating and Magellan, Crescent Operating has agreed, among other things, to advance to CBHS any amounts necessary to pay expenses incurred in connection with obtaining financing to meet CBHS' payment obligations under the Purchase Agreement. Any amounts advanced to CBHS in connection with the payment of financing expenses are to be repaid by CBHS to Crescent Operating in accordance with the provisions of a repayment agreement. Additionally, in the event the financing proceeds received by CBHS are less than $280 million, plus the amount of any advances from Magellan to CBHS or its subsidiaries payable by CBHS at the closing of the transactions contemplated by the Purchase Agreement (the "Target Amount"), Crescent Operating will purchase, on the closing date of any such financing, the amount of CBHS securities offered in the financing, (which amount shall not exceed $25 million) necessary to cause the financing proceeds to equal the Target Amount. If, as a result of the failure by CBHS to obtain funds equal to the Target Amount, (i) the transactions contemplated by the Purchase Agreement are not consummated within the time periods specified in the Purchase Agreement or (ii) the Purchase Agreement is terminated, Crescent Operating has agreed to pay to Magellan a termination fee in the amount of $5.0 million ($2.5 million of which would be payable in cash and $2.5 million of which would be payable in shares of Crescent Operating common stock).

        The obligations of Crescent Operating under the Equity Purchase Agreement and the Support Agreement are conditioned upon (i) the effectiveness of the interim final rule, relating to the existing statutory shared risk safe harbor (the "Shared Risk Exception"), as stated in the notice of publication and
(ii) the execution of the Services

Purchase Agreement. In the event the Shared Risk Exception, as enacted, is not in the same form as the text of the statement issued on January 22, 1998 by the Health and Human Services Negotiated Rulemaking Committee, the Services Purchase Agreement may be modified so that it complies with the enacted Shared Risk Exception. No such modification will be made, however, if it would result in any material loss of the proposed benefits to be provided under the Services Purchase Agreement.

        Additionally, the obligations of Crescent Operating to consummate the transactions contemplated by the Equity Purchase Agreement are conditioned upon the consummation of the transactions referenced in the Purchase Agreement. Provided that each of the conditions is met, it is anticipated that the transactions contemplated by both the Equity Purchase Agreement and the Purchase Agreement will close in the second or third quarter of 1998. The Company does not have any current alternative plans concerning CBHS if those transactions fail to close.

OTHER TRANSACTIONS

        On March 25, 1998, the Company was offered by Crescent Partnership the opportunity to acquire an interest in certain acreage on which the sports arena is to be erected in Dallas, Texas for the Dallas Mavericks, a National Basketball Association club, and the Dallas Stars, a National Hockey League club, along with an interest in certain surrounding acreage that may be developed for commercial purposes as well as an equity interest in the sports arena. The Intercompany Committee of the Board of Directors has approved the Company's acceptance of the offer, subject to negotiation of satisfactory terms.

        On February 25, 1998, the Company signed a letter of intent to purchase certain assets of Central Texas Equipment Co., a company which is engaged in construction equipment sales, leasing and servicing, for a purchase price of approximately $6.1 million. Crescent Operating anticipates that the purchase price will consist of 50% cash and 50% shares of Crescent Operating common stock. The transaction is subject to a number of customary closing conditions.

        On February 4, 1998, The Ventana Country Inn closed its operations due to a landslide that washed out Highway 1, the major access road to the property. Management expects Highway 1 and The Ventana Country Inn to be re-opened by May 1, 1998, although there can be no assurance that there will not be unforeseen delays. The Company's loss is partially covered by its business interruption insurance, although management estimates that the Company's uninsured portion of the loss will be in the range of $100,000 to $350,000.

        On January 23, 1998, a subsidiary of the Company signed a 10-year lease agreement with Crescent Partnership for the Austin Omni Hotel. The Austin Omni Hotel is a 314-room full-service hotel located approximately four blocks from the State Capital Building in Austin, Texas. The terms of the lease agreement are generally consistent with other hospitality leases with Crescent Partnership.

        On January 16, 1998, Crescent Equities entered into a plan of merger pursuant to which Station Casinos, Inc. ("Station") will merge (the "Merger") with and into Crescent Equities. As part of the transactions associated with the Merger, it is presently anticipated that certain operating assets and employees of Station will be transferred to a limited liability company (the "LLC") immediately prior to the Merger. While Crescent Operating has not been offered a member interest in the LLC, Crescent Equities has stated that it intends to offer such interest in the LLC to Crescent Operating. The Station Merger has not been finalized and consummation is subject to various conditions, including, among other customary conditions, (i) obtaining the requisite consents and approvals of governmental and other entities, (ii) obtaining the approval of Station common stockholders, (iii) the effectiveness of the Crescent Partnership registration statement to be filed in connection with the Station Merger and
(iv) the execution by Station management of certain ancillary agreements. There can be no assurances that Crescent Operating will accept the interest in the LLC or that the Merger will be consummated.

                                    STRATEGY

        Crescent Operating's strategy is to increase shareholder value through the development of a strong, independent, diversified management company. While the Company has obtained and may continue to obtain much of its Assets through the Intercompany Agreement with Crescent Partnership, it intends to pursue additional and similar opportunities with Crescent Equities and others in the future. The additional opportunities Crescent Operating may pursue may be unrelated to any business in which Crescent Equities is then engaged or plans to be engaged at any future date.

        By utilizing professional managers with experience in the individual businesses it owns, Crescent Operating works to improve the margins of those businesses and thereby improve its return. In most of the transactions with Crescent Partnership, where Crescent Operating's ownership comes through a lessee relationship, the profit after rent paid to Crescent Partnership is Crescent Operating's. Due to the low entry cost to Crescent Operating and the ability to improve profit margins, the effect on the rate of return to Crescent Operating could be substantial. Another advantage that Crescent Operating gains through the Intercompany Agreement is the ability to have access to numerous acquisitions without the burden of an acquisition staff, and the ability to participate in large acquisitions that would not be available to Crescent Operating. In these acquisitions, Crescent Partnership performs all the research and due diligence and where it elects to participate, Crescent Operating pays only its proportionate share of the acquisition costs.

        Crescent Operating allows investors the opportunity to invest in the operational side of certain Crescent Equities transactions. Crescent Operating intends to continue to evaluate and, where beneficial to Crescent Operating, enter into transactions offered by Crescent Partnership because it cannot, due to the status of Crescent Equities as a Real Estate Investment Trust ("REIT"). All acquisitions under the Intercompany Agreement are approved by a committee of Crescent Operating directors independent of Crescent Equities.


                           THE INTERCOMPANY AGREEMENT

        Crescent Operating and Crescent Partnership have entered into the Intercompany Agreement to provide each other with rights to participate in certain transactions. The Intercompany Agreement provides, subject to certain terms, that Crescent Partnership will provide Crescent Operating with a right of first refusal to become the lessee of any real property acquired by Crescent Partnership if Crescent Partnership determines that, consistent with Crescent Equities' status as a REIT, it is required to enter into a "master" lease arrangement. Crescent Operating's right of first refusal under the Intercompany Agreement is conditioned upon the ability of Crescent Operating and Crescent Partnership to negotiate a mutually satisfactory lease arrangement and Crescent Partnership must have determined, in its sole discretion, that Crescent Operating is qualified to be the lessee. For example, Crescent Equities generally would be required, consistent with its status as a REIT, to enter into a master lease arrangement as to hotels and behavioral healthcare facilities. In general, a master lease arrangement is an arrangement pursuant to which an entire property or project (or a group of related properties or projects) is leased to a single lessee. As to opportunities for Crescent Operating to become the lessee of any assets under a master lease arrangement, the Intercompany Agreement provides that Crescent Partnership must provide Crescent Operating with written notice of the lessee opportunity. During the 30 days following such notice, Crescent Operating has a right of first refusal with regard to the offer to become a lessee and the right to negotiate with Crescent Partnership on an exclusive basis regarding the terms and conditions of the lease. If a mutually satisfactory agreement cannot be reached within the 30-day period (or such longer period to which Crescent Operating and Crescent Partnership may agree), Crescent Partnership may offer the opportunity to others for a period of one year thereafter before it must again offer the opportunity to Crescent Operating, in accordance with the procedures specified above. In practice, the fast-paced acquisitions of Crescent Partnership have required Crescent Operating to waive the 30-day period. Crescent Partnership may, in its discretion, offer any investment opportunity other than a lessee opportunity to Crescent Operating, upon such notice and other terms as Crescent Partnership may determine. Crescent Operating has been offered lessee and other opportunities for the 42.5% general partner interest in Woodlands Operating, the Ventana Country Inn, the Four Seasons Hotel in Houston, the two-thirds interest in the Houston Center Athletic Club Venture, and all of the voting stock (representing 5% of the equity) in Desert Mountain Development, The Woodlands Land Company, Inc. and Crescent CS Holdings Corp. and Crescent CS Holdings II Corp. (which hold interests in Desert Mountain, Woodlands Land Development Company, URS Logistics and Americold Corporation, respectively). Crescent Operating has accepted each of these opportunities following negotiation of terms with Crescent Partnership and review by the Intercompany Committee of the Board of Directors, a committee whose membership consists of directors unassociated with Crescent Partnership or Crescent Equities.

        Under the Intercompany Agreement, Crescent Operating has agreed not to acquire or make (i) investments in real estate which, for purposes of the Intercompany Agreement, includes the provision of services related to real estate and investment in hotel properties, real estate mortgages, real estate derivatives or entities that invest in real estate assets or (ii) any other investments that may be structured in a manner that qualifies under the federal income tax requirements applicable to REITs, unless it has provided written notice to Crescent Partnership of the material terms and conditions of the acquisition or investment opportunity, and Crescent Partnership has determined not to pursue such acquisitions or investments either by providing written notice to Crescent Operating rejecting the opportunity within 10 days from the date of receipt of notice of the opportunity or by allowing such 10-day period to lapse. Crescent Operating also has agreed to assist Crescent Partnership in structuring and consummating any such acquisitions or investments which Crescent Partnership elects to pursue, on terms determined by Crescent Partnership. In addition, Crescent Operating has agreed to notify Crescent Partnership of, and make available to Crescent Partnership, investment opportunities developed by Crescent Operating, or of which Crescent Operating becomes aware but is unable or unwilling to pursue. Crescent Operating has not yet notified Crescent Partnership of any such opportunities.

                                  HOSPITALITY

        At December 31, 1997, the Hospitality segment consisted of (i) RoseStar Management LLC, ("RoseStar") which, directly or indirectly through its subsidiaries, is the lessee of the Denver Marriott City Center, the Hyatt Regency Beaver Creek, the Hyatt Regency Albuquerque, Canyon Ranch - Tucson, Canyon Ranch - Lenox, the Ventana Country Inn and the Sonoma Mission Inn and Spa, and (ii) 100% of the common stock of COI Hotel Group, Inc. ("COI Hotel"), which is the lessee of the Four Seasons Hotel in Houston, Texas and has a two-thirds interest in the Houston Athletic Club Venture.

        The hotels and resort properties (the "Hospitality Properties") in which Crescent Operating has an interest make up a relatively small portion of the hospitality industry, as the Company is focused on first class properties in niche markets. As Crescent Operating, for the most part, relies on third-party operators such as Four Seasons, Marriott and Hyatt, the Company enjoys the advantage of the third-party operators' nationwide advertising and reservation services.

        The Company could be adversely affected by downturns in the hospitality industry as Crescent Operating has guaranteed base rent payments to Crescent Partnership. The individual Hospitality Properties are affected by seasonality; however, the seasonal fluctuations are varied and are determined by both location and the nature of the business conducted on the property. The effects of seasonality on the properties generally offset each other, however the months which most affect the Company's consolidated results are November and December.

        Crescent Operating, through its subsidiaries, has asset management agreements (the "Asset Management Agreements") with The Varma Group, such that The Varma Group is the exclusive asset manager of the Company's Hospitality Properties. The principals of The Varma Group are Johanna Varma and Sanjay Varma. Sanjay Varma is a Vice President of the Company and President of the Hospitality and Woodlands divisions of the Company. Under the Asset Management Agreements, the Varma Group's duties include, among others: (i) obtaining required government licenses, permits, consents and approvals; (ii) obtaining required consents and approvals of associations or other private entities or persons necessary for the operation of the hotel properties and related assets;
(iii) preparing operating and capital budgets for the leased properties; (iv) assembling, organizing and maintaining records of the properties' operations and activities; (v) preparing written progress reports reflecting significant developments affecting the properties; and (vi) formulating policies, strategies and tactics for carrying out the Company's duties under the leases.

        As consideration for its services under the Asset Management Agreements (which expire on January 30, 2000 , The Varma Group receives an annual base fee of approximately $.7 million, plus annual cost of living adjustments for its asset management services related to the Hyatt Albuquerque, the Hyatt Beaver Creek, Sonoma Mission Inn and the Denver City Center Marriott (the "Covered Properties"). In addition, The Varma Group will be reimbursed for its costs incurred in providing asset management to the other Hospitality Properties. Travel expenses related to the Covered Properties in excess of $83,600 per year are reimbursed to The Varma Group as well as all travel expenses related to the other Hospitality Properties. The Asset Management Agreements are terminable for cause by either party and may be terminated without cause by the applicable subsidiary (and, after

January 31, 2000, by The Varma Group) upon giving prior notice as specified in the Asset Management Agreements. In the event a subsidiary exercises its rights to terminate an Asset Management Agreement without cause before January 31, 2000, however, the subsidiary must deliver, or cause to be delivered, to The Varma Group, a termination fee in an amount to be determined in accordance with a formula based on the value of the unexpired contract. In 1997, The Varma Group received $275,000 in fees from the Company.

        All of the Company's properties except for the Sonoma Mission Inn and Spa and the Ventana Country Inn are managed by third party operators. Sonoma Mission Inn and Spa and the Ventana Country Inn are managed by the Company with asset management oversight provided by The Varma Group.

        Under the leases, each having a term of 10 years, the Company's subsidiaries have assumed the rights and obligations of the property owner under the respective management agreement with the hotel operators, as well as the obligation to pay all property taxes and other charges against the property. As part of each of the lease agreements for eight of the Hospitality Properties, Crescent Equities, or a subsidiary of Crescent Equities, has agreed to fund all capital expenditures relating to furniture, fixtures and equipment reserves required under the applicable management agreements. The only exception is Canyon Ranch-Tucson, in which RoseStar owns all furniture, fixtures and equipment associated with the property and will fund all related capital expenditures.

ROSESTAR MANAGEMENT, LLC

        Effective July 31, 1997, Crescent Operating entered into a series of transactions (the "RoseStar Transactions"), pursuant to which the Company acquired for $2.0 million in cash the following assets: (i) 100% of the membership interests in RoseStar and (ii) all of the common stock, $.01 par value, of each of RSSW Corp. ("RSSW") and RSCR Arizona Corp. ("RSCR"). RoseStar and its affiliates previously were owned by each of Gerald Haddock, John Goff and Sanjay Varma in the ratios of 4.5%, 4.5% and 91% respectively. Mr. Haddock is the President, Chief Executive Officer and a director, and Mr. Goff is Vice Chairman and a director, of each of Crescent Operating and Crescent Equities. Mr. Haddock also is the President and sole director of the general partner of Crescent Partnership.

        Prior to the consummation of the RoseStar Transactions, the Company obtained a valuation of RoseStar, RSSW and RSCR from an independent national accounting firm. After considering the valuation and terms of the RoseStar Transactions, including the $2.0 million aggregate purchase price, the disinterested directors of the Company determined that the RoseStar Transactions were fair to the Company and in the best interest of its shareholders.

        RoseStar is a Texas limited liability company which owns (i) a 99% non-managing membership interest in RoseStar Southwest, LLC, a Delaware limited liability company ("RoseStar Southwest"), (ii) a 99% managing membership interest in Canyon Ranch Leasing, LLC, an Arizona limited liability company ("Canyon Ranch"), and (iii) 100% of the membership interests in Wine Country Hotel, LLC, a Delaware limited liability company ("Vintage"). Immediately prior to the consummation of the RoseStar Transactions, and effective as of July 31, 1997, RoseStar acquired its interest in Vintage for a purchase price of $25,000 cash.

        As of December 31, 1997, RoseStar or its subsidiaries were the lessees under seven lease agreements with Crescent Partnership or other subsidiaries of Crescent Equities. Those leases are on a triple-net basis during 120-month terms which expire from December 31, 2004 to October 31, 2006. The leases provide for the payment to Crescent Partnership or other Crescent Equities subsidiaries of
(i) base rent, with periodic rent increases and (ii) percentage rent based on a percentage of either gross revenue, room revenue, food and beverage revenue or a combination of these amounts, above a specified amount.

COI HOTEL GROUP, INC.

     On September 22, 1997, COI Hotel became the lessee of the Four Seasons Hotel in Houston, Texas, which is owned by Crescent Equities, and acquired for $2.4 million (i) a two-thirds interest in the Houston Center Athletic Club Venture ("HCAC"), a joint venture that owns the Houston Center Athletic Club and
(ii) a $5.0 million note executed by the HCAC. The HCAC note bears interest at LIBOR plus one percent and interest is payable in arrears at the end of each twenty-eight (28) day period. The Company partially financed these transactions with proceeds of $1.8 million in loans from Crescent Partnership. The lease for the hotel provides for the payment to Crescent Partnership or its subsidiaries of (i) base rent, with periodic rent increases, (ii) percentage rent based on a percentage of gross hotel revenues less food and beverage revenues above a specified amount and (iii) a percentage of gross food and beverage revenues above a specified amount.

     On January 23, 1998, COI Hotel signed a 10 year lease agreement with Crescent Partnership for the Austin Omni Hotel. The Austin Omni Hotel is a 314-room full-service hotel located approximately four blocks from the state capital building in Austin, Texas. The terms of the lease agreement are generally consistent with other hospitality leases with Crescent Partnership, providing for payment of base rent and percentage rent.

OPERATIONAL STATISTICS

     The following table sets forth certain information about the properties in the Hospitality Segment (the "Hospitality Properties"), excluding the interest in HCAC, for the years ended December 31, 1997 and 1996. The information for the Hospitality Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination health and fitness resorts that measure performance based on available guest nights.

                                                                                                                    Revenue Per
                                                                        Average            Average Daily          Available Room
                                            Year                    Occupancy Rate          Rate ("ADR")            ("REVPAR")
                                         Completed/               -----------------      ------------------      ----------------
Full-Service/Luxury Hotels               Renovated      Rooms     1997         1996      1997          1996      1997       1996
--------------------------               ---------      -----     -----------------      ------------------      ----------------
Hyatt Regency Beaver Creek .........       1989           295       66%          67%     $229          $207      $151        $139
Denver Marriott City Center ........       1982           613       80           79       117           108        94          85
Hyatt Regency Albuquerque ..........       1990           395       74           77        98            93        73          71
Sonoma Mission Inn & Spa ...........  1927/1987/1997      198       87(5)        92       210           181       183         166
Four Seasons Hotel Houston .........       1982           399       67           65       161           142       108          93
Ventana Country Inn ................  1975/1982/1988       62       84           83       337           312       282         258
                                                        -------------------------------------------------------------------------
   Total/Weighted Average                               1,962       75%          75%     $155          $141      $116        $106
                                                        =========================================================================

Destination Health & Fitness Resorts
------------------------------------

Canyon Ranch-Tucson ................       1980           250(1)    81%(2)       80%(2)  $503(3)        479(3)   $387(4)      366(4)
Canyon Ranch-Lenox .................       1989           202(1)    80(2)        81(2)    445(3)        407(3)    347(4)      320(4)
                                                        -------------------------------------------------------------------------
   Total/Weighted Average                                 452       81%          81%     $477          $446      $370        $345
                                                        =========================================================================


(1) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.
(2) Represents the number of paying and complimentary guests for the period, divided by the maximum number of available guest nights for the period.
(3) Represents the average daily "all-inclusive" guest package charges for the period, divided by the average daily number of paying guests for the period.
(4) Represents the total "all-inclusive" guest package charges for the period, divided by the maximum number of available guest nights for the period.
(5) Includes, for the period from July 1, 1997 through December 31, 1997, 30 additional rooms completed in July 1997.

        The following table sets forth average occupancy rate, average daily rate and revenue per available room for the Hospitality Properties by full-service hotels and destination health and fitness resorts for each of the years ended December 31, 1993 through 1997. The information for the Hospitality Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination health and fitness resorts that measure performance based on available guest nights and calculate occupancy, average daily rate and revenue per available room as described in the notes of the preceding table.



                                                  For The Year Ended December 31,
                                           --------------------------------------------
                                           1993      1994      1995      1996      1997
                                           ----      ----      ----      ----      ----
FULL-SERVICE/LUXURY HOTELS

Average Occupancy ....................       73%       73%       77%       75%       75%
Average Daily Rate ...................     $111      $117      $122      $141      $155
Revenue Per Available Room ...........     $ 81      $ 85      $ 93      $106      $116

DESTINATION HEALTH AND FITNESS RESORTS

Average Occupancy ....................       78%       78%       77%       81%       81%
Average Daily Rate ...................     $393      $418      $437      $446      $477
Revenue Per Available Room ...........     $290      $312      $321      $345      $370


INDUSTRY INFORMATION

        The U.S. hotel industry is experiencing a resurgence in profitability from its downturn in the early 1990's. Increased demand for luxury and destination resort hotel rooms has been met with very limited increase in the supply of such rooms, resulting in increasing occupancies and room rates. According to Smith Travel Research, average occupancies for hotel rooms rose from 62.7% in 1992 to 64.6% in 1997. Average hotel room rental rates grew 6.1%, 6.3% and 4.9%, in 1997, 1996, and 1995, respectively. Within the luxury and upscale segments of the industry, average occupancy increased approximately 7.4% and 2.9%, respectively, between 1992 and 1997, while average room rental rates increased approximately 32.0% and 25.0%, respectively, during the same period.

        Business and convention travel accounts for about two-thirds of room demand and has risen along with the improving economy and increased corporate profits. Domestic leisure travel has also increased, especially among the "baby boomers" who are not only at the prime age for leisure travel but also have a greater tendency to travel than previous generations. A healthier, more active senior population is also contributing to the increased travel.

        With the aging of the "baby boomer" generation and the growing interest in quality of life activities, the resort/spa industry also is experiencing significant growth in the United States.

        The average annual growth rates in REVPAR, from 1992 through 1997, for the upscale and luxury hotel segments were 5.2% and 7.2%, respectively, according to Smith Travel Research. This demand comes not only from the business and convention sector, but also from the leisure traveler who vacations increasingly at higher-end hotels.

The following table sets forth hotel REVPAR by price segment for the years 1992 through 1997.


                                                                        Annual
                                                                       Average
                 1992     1993     1994     1995     1996     1997   Growth Rate
                 ----     ----     ----     ----     ----     ----   -----------
Luxury(1)....   $69.43   $73.40   $79.15   $83.93   $92.31   $98.33
  % Change...               5.7%     7.8%     6.0%    10.0%     6.5%    7.2%
Upscale......   $46.70   $49.20   $51.76   $54.28   $57.42   $60.05
  % Change...               5.4%     5.2%     4.9%     5.8%     4.6%    5.2%
Mid-Priced...   $34.78   $35.71   $37.57   $39.70   $41.84   $44.20
  % Change...               2.7%     5.2%     5.7%     5.4%     5.6%    4.9%
Economy......   $25.45   $26.16   $27.27   $28.64   $29.63   $30.45
  % Change...               2.8%     4.2%     5.0%     3.5%     2.8%    3.7%
Budget.......   $21.53   $21.80   $22.75   $23.77   $24.40   $25.07
  % Change...               1.3%     4.4%     4.5%     2.7%     2.7%    3.1%


(1) Does not include destination health and fitness resorts such as the Canyon Ranch resorts.

Source:  Smith Travel Research

                                LAND DEVELOPMENT

        At December 31, 1997, the Land Development segment consisted of (i) 100% of the voting stock, representing a 5% interest, of Desert Mountain Development Corporation ("Desert Mountain Development"), which is the sole general partner of Desert Mountain Properties Limited Partnership ("Desert Mountain Properties"), which owns Desert Mountain, a master planned, luxury residential and recreational community in northern Scottsdale, Arizona, (ii) a 42.5% general partner interest in The Woodlands Operating Company, L.P. ("Woodlands Operating"), which provides management, advisory, landscaping and maintenance services to entities affiliated with Crescent Operating and Crescent Equities and (iii) 100% of the voting stock, representing a 5% interest, of The Woodlands Land Company, Inc. ("LandCo"), which holds a 42.5% general partner interest in The Woodlands Land Development Company L.P. ("Landevco"), which owns approximately 9,000 acres for commercial and residential development as well as a realty office, an athletic center, and interests in both a title company and a mortgage company.

        The Land Development segment faces competition from other local developments. Both Desert Mountain and The Woodlands have golf courses where major tournaments are played, The Tradition and The Shell Houston Open, respectively, as well as club houses and other amenities. Management believes that these attributes help to distinguish Desert Mountain and The Woodlands from their competition. The Woodlands could be adversely affected by downturns in the Houston economy. Management believes that Desert Mountain is not directly affected by its local economy, as it is a luxury development and many of the purchases are not made by local residents. A downturn in the economy as a whole could adversely affect its success.

DESERT MOUNTAIN

        Pursuant to a purchase agreement dated as of September 29, 1997, the Company acquired 100% (50 shares) of the voting common stock (the "Voting Stock") of Desert Mountain Development. The Voting Stock was purchased from Crescent Partnership for a cash purchase price of approximately $2.2 million. The purchase price for the Company's interest in Desert Mountain Development represents 5% of the total amount invested in Desert Mountain Development by Crescent Partnership. Crescent Partnership currently owns 100% (950 shares) of the non-voting common stock of Desert Mountain Development. Together, the Company and Crescent Partnership own 100% of the equity in Desert Mountain Development.

        Pursuant to the terms of a limited partnership agreement, Desert Mountain Development is entitled to receive 93% of the net cashflow (as defined) of Desert Mountain Properties after certain payments to the sole limited partner, Sonora Partners Mountain Partnership. The principal owner of Sonora Partners Mountain Partnership is Lyle Anderson, the original developer of Desert Mountain. Desert Mountain Partnership has entered into an advisory agreement with the Lyle

Anderson Company pursuant to which Mr. Anderson provides advisory services in connection with the operation and development of Desert Mountain.

        Desert Mountain is an 8,300-acre property that is zoned for the development of approximately 4,500 lots, approximately 1,500 of which have been sold. The current plans for Desert Mountain, however, contemplate limiting development in order to maintain the exclusive nature of the community. Desert Mountain also includes The Desert Mountain Club, a private golf, tennis and fitness club which serves over 1,600 members and offers four Jack Nicklaus signature 18-hole golf courses. One of these courses is Cochise, the site of the Senior PGA Tour's The Tradition golf tournament.

THE WOODLANDS OPERATING COMPANY

        On July 31, 1997, Crescent Operating, through its newly-formed subsidiary, WOCOI Investment Company, acquired for approximately $.4 million, a 42.5% general partner interest in Woodlands Operating. The acquisition was part of a larger transaction (the "Woodlands Transaction"), pursuant to which Crescent Equities and certain Morgan Stanley funds (the "Morgan Stanley Group") acquired The Woodlands Corporation. The purchase price of the Company's interest in Woodlands Operating was determined by mutual agreement of the parties to the Woodlands Transaction. WOCOI Investment Company serves as the managing general partner of Woodlands Operating.

        The Woodlands Corporation was the principal owner, developer and operator of The Woodlands, an approximately 27,000-acre master-planned residential and commercial community located approximately 27 miles north of Houston, Texas. The Woodlands includes a shopping mall, retail centers, office buildings, a conference center and country club and other amenities. The Company obtained the opportunity to purchase its interest in Woodlands Operating from Crescent Equities pursuant to the Intercompany Agreement.

        Woodlands Operating was formed to provide management, advisory, landscaping and maintenance services to entities affiliated with Crescent Operating and Crescent Equities as well as to third parties. Pursuant to the terms of five written service agreements, Woodlands Operating performs general management, landscaping and maintenance, construction, design, sales, promotional and other marketing services for the properties in which Crescent Equities acquired a direct or indirect interest as a result of the Woodlands Transaction. In addition, Woodlands Operating monitors certain of the real estate investments of, and provides advice regarding real estate and development issues to, such entities. As compensation for its management and advisory services, Woodlands Operating will be paid a monthly advisory fee in an amount equal to 3% of all costs and expenses incurred by Woodlands Operating in providing such services. As compensation for its landscaping and maintenance services, Woodlands Operating will receive a monthly fee in an amount equal to 5% of the cost per month of performing the required landscaping and maintenance services. Each service agreement provides for an initial term of at least 12 months (subject to earlier termination under certain circumstances) and will be renewed automatically, unless terminated by either party upon giving prior notice as specified in each agreement.

        The assets of Woodlands Operating consist primarily of the following direct and indirect subsidiaries: (i) MND Hospitality, Inc., an entity the assets of which are solely related to its employee benefit plans; (ii) MND Hospitality Services Corp., an entity used to record the expenses of temporary employees; (iii) BOCH General Partnership, the assets of which include certain equipment, personal property and contract rights; (iv) WECCR General Partnership ("WECCR GP") and (v) WECCR, Inc., a Texas corporation which owns 1% general partner interests in both BOCH General Partnership and WECCR GP.

        WECCR GP leases the Woodlands Conference Center and Country Club, a 364-room executive conference center with a private golf and tennis club serving approximately 1,600 members and offering 81 holes of golf, and certain related assets (the "Conference Center") from The Woodlands Commercial Properties Company, L.P. ("Woodlands Commercial"), a partnership, the interests of which are owned by Crescent Equities and the Morgan Stanley Group. Pursuant to the lease agreement, Woodlands Commercial has assigned to WECCR GP substantially all of its interest in and to third-party contracts and agreements relating to the operation of the Conference Center. WECCR GP leases the Conference Center on a triple net basis and will pay base rent in the amount of $.75 million per month during the eight-year term of the lease. The lease also provides for the payment of percentage rent for each calendar year in which gross receipts from the operation of the Conference Center exceed certain amounts.

THE WOODLANDS LAND COMPANY, INC.

        On September 29, 1997, the Company acquired from Crescent Partnership, for approximately $2.2 million, all of the voting stock, representing a 5% economic interest, in LandCo. The purchase price for the Company's interest in LandCo represents 5% of the total amount invested in LandCo by Crescent Partnership. Crescent Partnership currently owns 100% of the non-voting common stock, representing a 95% economic interest of, LandCo. Together, the Company and Crescent Partnership own 100% of the equity in LandCo.

        LandCo is a newly-formed residential and commercial development corporation which was formerly wholly owned by Crescent Partnership. LandCo holds a 42.5% general partner interest in, and is the managing general partner of, Landevco, a Texas limited partnership in which certain Morgan Stanley funds hold a 57.5% partner interest. LandCo's general partner interest in Landevco is subject to adjustment to up to 52.5%, in the event LandCo achieves certain levels of profitability and the Morgan Stanley funds receive certain rates of return on their investment in Landevco. Landevco primarily owns (i) approximately 6,400 acres of land capable of supporting the development of more than 20,000 lots for single-family homes, (ii) approximately 2,500 acres capable of supporting more than 21.5 million net rentable square feet of commercial development, (iii) a realty office, (iv) contract rights relating to the operation of its property, (v) an athletic center, (vi) a 49% interest in a mortgage company and (vii) a 50% interest in a title company.

OPERATIONAL STATISTICS

        The following table sets forth certain information as of December 31, 1997 relating to the residential development properties.


                                                 Total          Total         Average
                                    Total      Lots/Units     Lots/Units       Closed
                                    Lots/      Developed        Closed       Sale Price
                                    Units        Since          Since         Per Lot/        Range of Proposed
Land Development                   Planned     Inception      Inception         Unit        Sale Prices Per Lot(1)
------------------------------     -------     ----------     ----------     ----------     ----------------------
Desert Mountain ..............       2,573          1,797          1,539     $  327,500       $150,000-$2,500,000
The Woodlands ................      38,313         18,508         17,268     $   40,000         $13,000-$250,000
                                   -------     ----------     ----------
Total Land Development .......      40,886         20,305         18,807
                                   =======     ==========     ==========


(1) Based on existing inventory of developed lots and lots to be developed.

                          EQUIPMENT SALES AND LEASING

        On May 9, 1997, Crescent Operating acquired all of the common stock of Moody-Day for approximately $4.1 million. Moody-Day is engaged in the sale, leasing and service of construction equipment and accessories to the construction and utility industries located primarily in Texas. Moody-Day's leasing activities consist principally of leasing construction equipment and accessories under various leases, including certain non-cancelable operating leases and sales-type leases.

        Effective December 1, 1997, Crescent Operating acquired the assets of Preco Machinery Sales, Inc. ("Preco"), a heavy equipment sales and leasing company based in Houston, Texas. The purchase price of Preco was approximately $4.0 million and consisted of a cash payment of approximately $1.7 million and the issuance of 130,000 restricted shares of Crescent Operating common stock. The transaction was structured such that Preco was contributed to and became a division of Moody-Day. With the acquisition of Preco, Moody-Day became the number one dealer of JCB equipment in the United States with five locations throughout the state of Texas including Dallas, Houston, Beaumont, San Antonio and Corpus Christi.

        Moody-Day's inventory available for sale or lease is supplied pursuant to various distributor or dealer agreements. Moody-Day believes that the terms and conditions of these agreements are consistent with industry standards. Moody-Day's operations are not notably seasonal, although adverse weather conditions, such as extended periods of precipitation, could adversely affect its operations.

        Moody-Day competes with various large and small companies. Moody-Day believes that the principal competitive factors in its markets for sale and rental of the construction equipment and accessories it offers are availability of requested equipment, price and product features. Moody-Day's products and services are marketed directly by its 20-person sales force. No customer accounted for more than 10% of Moody-Day's gross sales for the period ended December 31, 1997, with the exception of Austin Commercial, a commercial construction contractor, which accounted for approximately 11% of Moody-Day's sales for that period.

        The management of Moody-Day is focused on increasing the rental and leasing components of Moody-Day's business, which management believes have the potential to generate higher profit margins. The Company believes that Moody-Day's status as an equipment dealer affords it a competitive advantage because Moody-Day is able to stock rental and leasing equipment at prices offered only to equipment dealers. Accordingly, the Company believes that Moody-Day is poised to benefit from the increased margins and net income that could result from the relatively low unit costs of equipment.

        On February 25, 1998, the Company signed a letter of intent to purchase certain assets of Central Texas Equipment Co. for a purchase price of approximately $6.1 million. Crescent Operating anticipates that 50% of the purchase price will be paid in cash and 50% in restricted shares of Crescent Operating common stock. The transaction is subject to a number of customary closing conditions.


OPERATIONAL STATISTICS


                                                                                   For The Year Ended December 31,
                                                                 ---------------------------------------------------------------
                                                                   1997           1996          1995           1994        1993
                                                                 -------        -------       --------       --------    --------
Equipment sales and service revenue
  as a percentage of total revenue.......................          67%           71%             78%           74%          76%
Equipment rental and leasing as a
  percentage of total revenue............................          33%           29%             22%           26%          24%
Rental and leasing equipment utilization(1)..............          80%           72%             64%           53%          80%


(1) Rental equipment utilization is calculated as the total equipment rented as compared to the total equipment available for rent.

INDUSTRY INFORMATION

        Heavy equipment sales and leasing has benefited from the consistent growth of the construction industry over the past 6 years. According to the U.S. Department of Commerce, total construction spending has increased from $390 billion in 1992 to $525 billion in 1997. Additionally, construction equipment rental has become increasingly more popular with contractors in the past several years. Management believes that the ability to have newer, better-maintained equipment available on demand without having to make the commitment to purchase has increased job efficiency and cash flow for contractors and that this accounts for the phenomenal growth in the construction equipment rental industry. According to Manfredi & Associates, an Illinois-based construction industry analyst, the rental and leasing industry grew more than 2,500% from 1982 to 1996 with rental income increasing from $614 million to $15 billion during the same time period. Manfredi & Associates predicts that by the year 2000, 50% of all new construction equipment will be sold to rental centers.

                                   HEALTHCARE

        On June 17, 1997, Crescent Operating acquired, for $5.0 million, a 50% membership interest in CBHS. CBHS is a limited liability company which operates approximately 90 behavioral health care facilities (the "Facilities") and is the nation's largest operator of acute-care psychiatric hospitals and other behavioral health care facilities. CBHS has established certain wholly owned subsidiaries to operate the Facilities.

        The Facilities offer a wide array of services, including, in-patient hospitalization, partial hospitalization and intensive out-patient services. Additionally, some of the Facilities offer residential treatment services. The Facilities provide structured and specialized treatment for mental health disorders and alcohol and drug dependencies in children, adolescents and adults. Typically, treatment programs at the Facilities integrate the services of physicians and other medical professionals with testing, group, individual and occupational therapy and educational programs to provide a comprehensive approach to treatment.

        At CBHS's fiscal year end, approximately 1,118 licensed physicians were members of the staffs of the Facilities, either as independent contractors or CBHS employees. The medical staff of each Facility is responsible for supervising medical operations, subject to the oversight of such Facility by its board of trustees. CBHS recruits physicians to serve in administrative capacities at the Facilities and to work in private practice in the communities where the Facilities are located.

        Under CBHS's operating agreement, Crescent Operating and Magellan's wholly owned subsidiary, Charter, Inc. (collectively, the "Members") each was required to contribute an additional $2.5 million and to loan $17.5 million in working capital to CBHS, in addition to each member's original investment. During 1997, each of the Members made loans (evidenced by promissory notes) to CBHS in the aggregate principal amount of $17.5 million (the "Initial Amount"). On November 16, 1997, effective September 30, 1997, each of the promissory notes was exchanged for cumulative redeemable preferred interests (the "Redeemable Preferred Interests") in CBHS. Each Redeemable Preferred Interest entitles its holder to a preferred return on the profits of CBHS, which is to be calculated at the rate of 10% per annum of the Initial Amount, compounded monthly. CBHS upon approval of at least 80% of the members of its Governing Board, may redeem all but not less than all of the Redeemable Preferred Interests, at its option, on or after April 1, 1998, for cash or promissory notes, or a combination thereof, provided that the holders of the Redeemable Preferred Interests are treated identically.

        CBHS and subsidiaries of CBHS entered into a triple-net operating lease agreement (the "Facilities Lease") with Crescent Real Estate Funding VII, L.P. ("Crescent Funding"), a subsidiary of Crescent Equities, under which all of the Facilities are leased by Crescent Funding to CBHS and its subsidiaries. The initial term of the Facilities Lease is 12 years, with four renewal terms of five years each. CBHS may renew the Facilities Lease at its option upon notice at least one year prior to the end of the initial term or any renewal term.

        The base rent for the first year of the initial term is $41.7 million. The base rent increases by 5% compounded annually. At the commencement of any renewal term of the Facilities Lease, a new fair market rent for the renewal term will be determined by agreement of the parties, or if the parties are unable to agree on a fair market rent, then by an appraisal mechanism. Following appraisal, Crescent Funding will have the right to render void the exercise of the option to extend the Facilities Lease if Crescent Funding is not satisfied with the fair market value rent as determined by the appraiser. In addition, CBHS will pay annually an additional $20 million under the Facilities Lease (the "Additional Rent"), at least $10 million of which must be used, as directed by CBHS, for capital expenditures each year and up to $10 million of which may be used, if requested by CBHS, to cover capital expenditures, property taxes, insurance premiums and franchise fees. CBHS' failure to pay the Additional Rent is not a default under the Facilities Lease unless Crescent Funding has expended, or caused to be expended, funds for unreimbursed capital expenditures, property taxes, insurance premiums or franchise fees.

        Magellan (through a wholly owned subsidiary) has granted a franchise for each Facility (the "Master Franchise Agreement"), and CBHS has entered into and caused each subsidiary/lessee of a Facility to enter into a franchise agreement (the "Subsidiary Franchise Agreements" and, together with the Master Franchise Agreement, the "Franchise Agreements") for such Facility. Subject to certain conditions, Magellan has agreed to grant franchises for facilities subsequently acquired, developed or leased by CBHS, provided such facilities meet reasonable requirements of Magellan and that Magellan is not contractually or legally prevented from granting such franchise. CBHS has agreed to guarantee all obligations of its subsidiaries under Subsidiary Franchise Agreements.

        Under the Franchise Agreements, CBHS and its subsidiaries have the right to use the "CHARTER" System in connection with the management and administration of health care facilities. Magellan will continue to operate and provide the toll free 1-800-CHARTER telephone number and call center to provide substantially the same service to the CBHS franchisees as provided by the call center to the Facilities when operated by Magellan. The CBHS franchisees will advertise the 1-800-CHARTER telephone number and otherwise use the call center as a means of assisting customers to locate the places of business of franchisees of Magellan.

        The initial term of the Master Franchise Agreement is 12 years. CBHS has the right to renew the Master Franchise Agreement for four additional five-year renewal terms, provided that at the end of the initial term and each renewal term, the fees will be adjusted to reflect the fair market value of the franchise utilized by the Facilities as of the renewal date for the then-applicable renewal term. The Master Franchise Agreement includes an appraisal mechanism for determining fair market value franchise fees. Notwithstanding the foregoing, if the fair market value franchise fee as so determined is not acceptable to Magellan, then Magellan will have the option to terminate the Master Franchise Agreement at the end of the then-current term and the Master Franchise Agreement will not be further extended. In all other events, neither Magellan nor CBHS, has the right to terminate the Master Franchise Agreement (whether for breach or otherwise) without the consent of the other and Crescent Funding.

        Franchise fees are payable monthly by CBHS under the Master Franchise Agreement and equal the greater of (i) $78.2 million, subject to increases for inflation; or (ii) $78.2 million, plus 3% of CBHS Gross Revenues (as defined in the agreement) over $1 billion and not exceeding $1.2 billion, and 5% of CBHS Gross Revenues over $1.2 billion. Pursuant to a subordination agreement entered into by CBHS, Crescent Funding and Magellan, franchise fees, generally, are subordinated to base rent, the 5% annual increase and the first $10 million of the Additional Rent. CBHS has not made any franchise fee payments to Magellan for the months of January, February or March of 1998, and, as a result, is in default under the Master Franchise Agreement. Management of CBHS anticipates that franchise fee arrearages will approximate $19.6 million on April 1, 1998. Pursuant to the terms of, and conditioned upon the consummation of the transactions contemplated by, the Purchase Agreement, CBHS and Magellan have agreed to execute an amendment to the Master Franchise Agreement which will provide, among other things, that the amount of franchise fees payable by CBHS, during the period from March 3, 1998 through the date of the closing of the transactions referenced in the Purchase Agreement, will be reduced to $5 million per month, prorated for any partial month.

        In addition to other remedies, whenever franchise fees are past due for any reason in the amount of $6 million or more, Magellan will have the right to prohibit any incentive compensation to CBHS management and prohibit any vesting of CBHS management equity. Whenever fees are past due in the amount of $18 million or more, Magellan will have the right to prohibit any salary increases for key personnel of CBHS, prohibit any additional hiring by CBHS and prohibit any new direct or indirect hospital acquisitions or joint ventures participation. If franchise fees are past due in an amount greater than $24 million, Magellan will have the right to require a 5% cutback on budgeted expenses under the then-current approved CBHS annual budget, require monthly approval of expenditures of CBHS by Magellan, including capital and operating expenditures, and require transfer of control and management of CBHS and CBHS franchisees to Magellan. To date, Magellan has not exercised any such management rights or pursued any other remedies in connection with CBHS' franchise fee arrearages.

        Although no franchise fees were past due at any time during 1997, CBHS' inability, from time to time, to pay the franchise fees it owed necessitated the incurrence by CBHS of additional advances from Magellan in the amount of $6.2 million (the "Advances"). Pursuant to the terms of the Purchase Agreement, CBHS is obligated to repay all amounts owed to Magellan or its subsidiaries, including the Advances, within 180 days of the closing of the transactions referred to in the Purchase Agreement and the Equity Purchase Agreement. Any amounts that CBHS fails to pay within such 180-day period will bear interest at the rate of 9% per annum. CBHS' ability to repay or refinance its indebtedness will depend on the financial and operating performance of the Facilities. To secure payment of amounts owed by CBHS to Magellan, CBHS and Magellan will enter into a security agreement, pursuant to which Magellan will receive a security interest in certain assets and certain future distributions to which CBHS may be entitled. In the event the transactions contemplated by the Purchase Agreement and the Equity Purchase Agreement are consummated, annual franchise fee payments would be eliminated. In the event that the transactions contemplated by the Purchase Agreement and the Equity Purchase Agreement are not consummated, there can be no assurance that CBHS will be able to pay franchise fees as they become due.

        Payments are made to CBHS by patients, insurance companies and self-insured employers, the federal and state governments under Medicare, Medicaid, Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS") and other programs and by HMOs, PPOs and other managed care programs. Amounts received from most payors are less than the Facilities' established charges. The approximate percentages of gross patient revenue (which is revenue before deducting contractual allowances and discounts from established charges) derived by CBHS from various payment sources for the last three fiscal years were as follows:


                                                            Percentage of Facility Gross Patient
                                                                 Revenue for the Year Ended
                                                                       September 30,
                                                            ------------------------------------
                                                              1997          1996          1995
                                                            --------      --------      --------
Medicare ..............................................           27%           28%           26%
Medicaid ..............................................           18            17            17
                                                            --------      --------      --------
                                                                  45            45            43
HMOs and PPOs .........................................           24            21            17
CHAMPUS ...............................................            2             3             4
Other Government Programs .............................            7             6             6
Other (primarily Blue Cross and other commercial) .....           22            25            30
                                                            --------      --------      --------
Total .................................................          100%          100%          100%
                                                            ========      ========      ========


        Management anticipates that the percentage of CBHS' revenue obtained from HMOs, PPOs, other managed care plans and self-insured employers will increase in the future.

        In general, the operation of behavioral health care programs is characterized by intense competition. The Company anticipates that competition will become more intense as pressure to contain the rising costs of health care continues to intensify, particularly as programs such as those operated by CBHS are perceived to help contain mental health care costs. Each of the Facilities competes with other hospitals and behavioral health care facilities, some of which are larger and have greater financial resources than the Facilities. Some competing facilities are owned and operated by governmental agencies, others by nonprofit organizations supported by endowments and charitable contributions. Facilities frequently draw patients from areas outside their immediate locale and, therefore, the Facilities may, in certain markets, compete with both local and distant hospitals and other facilities. In addition, the Facilities compete not only with other psychiatric hospitals, but also with psychiatric units in general hospitals. With respect to outpatient services, CBHS competes with private practicing mental health professionals, publicly funded mental health centers, and partial hospitalization and other intensive outpatient services programs and facilities. The competitive position of a particular facility is, to a significant degree, dependent upon the number and quality of physicians who practice at the facility and who are members of its medical staff.

        There can be no assurance that CBHS will be able to compete effectively with its present or future competitors, and any such inability could have a material adverse effect on the CBHS' business, financial condition and results of operations.

        The behavioral healthcare business tends to be seasonal, with a higher demand for services in the first half of the calendar year than in the second half. Management believes that such seasonality is due, in part, to patients scheduling vacation in the summer months and not seeking treatment during the year-end holiday period. Accordingly, CBHS' revenue tends to be lower during the third and fourth calendar quarters than in the first and second calendar quarters.

        See "Recent Developments" for discussion about the pending acquisition of the remaining 50% of CBHS and other pending items.

OPERATIONAL STATISTICS


                                                    For the                                           For the
                                           Quarter Ended December 31,                         Year Ended September 30,
                                        --------------------------------        ----------------------------------------------------
                                            1997               1996(4)             1997(4)             1996(4)             1995(4)
                                        ------------        ------------        ------------        ------------        ------------
Average Licensed Beds .............            7,347               7,403               7,424               7,407               7,289
Net Revenue (1) ...................     $175,228,000        $195,896,000        $764,059,000        $818,334,000        $827,119,000
Total Patient Days (2) ............          325,147             335,794           1,349,730           1,440,913           1,380,354
Total Equivalent Patient Days(3) ..          365,213             380,099           1,523,366           1,603,354           1,548,296
Admissions ........................           28,596              28,216             118,575             118,057             106,210
Average Length of Stay (Days) .....             10.9                11.3                11.1                  12                12.5
Net Revenue Per Equivalent
  Patient Days ....................     $        480        $        515        $        502        $        505        $        534


(1) Includes inpatient and outpatient revenue.
(2) Number of 24-hour periods of inpatient care provided.
(3) Patient days plus outpatient revenue, divided by inpatient average daily rate.
(4) Amounts are based on carve-out financial statements and statistical data of the Provider Segment. The year ended September 30, 1997, combines the carved-out information and CBHS for the 106 days ended.

INDUSTRY INFORMATION

        In an era of cost-containment and the reduction of dollars available for care, behavioral healthcare providers have focused attention on developing treatment approaches that respond to payors' increasing demands for shorter stays, lower costs, and expanded access to care. Changes in the mix of services, the prices of services, and the intensity of service are all part of this response. These changes have also been bolstered by a rapidly expanding science base, improved medications management, and the growing availability of non-hospital treatment settings in more and more communities that help to make it possible to manage complex and severe illnesses in less intensive treatment settings. One of the effects that the behavioral healthcare industry is experiencing is an increasing percentage of non-inpatient care. According to the National Association of Psychiatric Health Systems 1997 Annual Survey Report, nearly one in four admissions in 1996 was to a service other than inpatient hospitalization, compared to just one in ten admissions in 1992. Although non-inpatient services are rapidly growing, total inpatient admissions also have increased. In general, inpatient and non-inpatient admissions are increasing, but average length of stay and care costs are decreasing.

        Due to these changes in the behavioral healthcare industry, a hospital's position relative to its competitors has been affected by its ability to obtain contracts with HMOs, PPOs and other managed care plans for the provision of health care services. Although such contracts generally provide for discounted services, pre-admission certification and concurrent length of stay reviews, they also provide a strong patient referral base. The importance of entering into contracts with HMOs, PPOs and other managed care companies varies from market to market and depends upon the market strength of the particular managed care company.

                                                               For the Year Ended December 31,
                                                      -----------------------------------------------
                                                        1996           1995        1994        1993
                                                      --------      ---------   ---------   ---------
Total admissions...............................       476,844        447,525     399,407     325,679
Average length of stay (days)..................          11.5           11.7        10.4        16.2


Source: National Association of Psychiatric Health Systems 1997 Annual Survey
        Report

                            REFRIGERATED WAREHOUSING

        Effective October 31, 1997, Crescent Operating acquired, from Crescent Partnership, for approximately $8.0 million, 100% of the voting stock, representing a 5% equity interest, of Crescent CS Holdings Corp. ("CS I") and Crescent CS Holdings II Corp. ("CS II"). The purchase price for the Company's interests in CS I and CS II represents 5% of the total amount invested in these companies by Crescent Partnership. Crescent Partnership owns 100% of the non-voting common stock of CS I and CS II. Together, the Company and Crescent Partnership own 100% of the equity of CS I and CS II. CS I holds a 40% general partner interest in Vornado Crescent Atlanta Partnership ("Atlanta Partnership"), which owns URS Logistics, Inc., a company that operates and manages public refrigerated warehouses in the continental United States. CS II holds a 40% general partner interest in Vornado Crescent Portland Partnership ("Portland Partnership"), which owns Americold Corporation, a company providing integrated logistics services for the frozen food industry consisting of warehousing and transportation. The Atlanta Partnership and the Portland Partnership comprise the business venture among Crescent Operating, Crescent Equities and Vornado Realty Trust ("Vornado"). Vornado's affiliates own 60% managing general partnership interests in Portland Partnership and Atlanta Partnership and certain major decisions of the Partnerships require unanimous partner approval. If the Company and Vornado fail to reach agreement on any of the specified major decisions prior to November 1, 2000, Vornado may purchase the Company's interest at cost (less distributions) plus a 10% per annum return. During the seven years thereafter, Vornado may set a price for the buy-sell arrangement, and the Company then may elect either to sell its interest to Vornado, or to purchase Vornado's interest, at the designated price. After October 31, 2007, either the Company or Vornado may set a price for the buy-sell arrangement, and the party who did not set the price may elect either to sell its interest to the other party, or to purchase the other party's interest, at the designated price. The exercise of the buy-sell arrangement in one partnership requires the purchaser under the arrangement to purchase the interest of the selling party in the other partnership on the same terms. The business venture owns and operates 80 public refrigerated warehouses representing over 394 million cubic feet of cold storage capacity. This capacity represents approximately two-thirds of the public refrigerated warehouse storage in the United States. The two months of operating results of the Refrigerated Warehousing segment were not material to the overall results of operations of the Company for the year ended December 31, 1997.

        The companies in the Refrigerated Warehousing segment provide frozen food manufacturers with refrigerated warehousing and transportation management services. Refrigerated warehouses are comprised of production and distribution facilities. Production facilities differ from distribution facilities in that they typically serve one or a small number of customers located nearby. These customers store large quantities of processed or partially processed products in the facility until they are further processed or shipped to the next stage of production or distribution. Distribution facilities primarily serve customers who store a wide variety of finished products to support shipment to end-users, such as food retailers and food service companies, in a specific geographic market.

        Transportation management services offered include freight routing, dispatching, freight rate negotiation, backhaul coordination, freight bill auditing, network flow management, order consolidation and distribution channel assessment. The Refrigerated Warehousing segment's temperature-controlled logistics expertise and access to both frozen food warehouses and distribution channels enable its customers to respond quickly and efficiently to time-sensitive orders from distributors and retailers.

        Customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations including Con-Agra, Inc., H.J. Heinz & Co., Kraft Foods and Tyson Foods. Competition is national, regional and local in nature. The companies in the Refrigerated Warehousing segment operate in an environment in which breadth of service, warehouse locations, customer mix, warehouse size, service performance and price are the principal competitive factors. Since frozen food manufacturers and distributors incur transportation costs which typically are significantly greater than warehousing costs, breadth of total logistics services and warehouse location are major competitive factors. In addition, in certain locations, customers depend upon pooling shipments, which involves combining their products with the products of others destined for the same markets. In these cases, the mix of customers in a warehouse can significantly influence the cost of delivering products to markets. The size of a warehouse is important because large customers prefer to have all of the products needed to serve a given market in a single location to have the flexibility to increase storage in that single location during seasonal peaks. If there are several warehouse locations which satisfy a customer mix and size requirements, the Company believes that customers generally will select a warehouse facility based upon the types of services available, service performance and price.

        The following table shows the location and size of facility for each of the properties of the companies in the Refrigerated Warehousing segment as of December 31, 1997:


                                    Total Cubic                                            Total Cubic
                  Number of           Footage                          Number of             Footage
       State     Properties        (in millions)        State          Properties         (in millions)
---------------  ----------       ----------------  ------------     -------------      ------------------
Alabama               6                 9.9         Missouri               1                    4.8
Arkansas              3                 9.7         Nebraska               1                    2.2
California            11               45.3         New York               1                   11.8
Colorado              2                 3.3         North Carolina         3                    8.5
Florida               5                 7.8         Oklahoma               2                    2.1
Georgia               6                34.4         Oregon                 6                   40.4
Idaho                 2                18.7         Pennsylvania           2                   27.4
Illinois              1                 6.0         South Carolina         1                    1.6
Indiana               1                 9.1         Tennessee              3                    9.0
Iowa                  2                12.6         Texas                  1                   17.7
Kansas                2                38.0         Utah                   1                    8.6
Maine                 1                 1.8         Virginia               1                    1.9
Massachusetts         6                15.2         Washington             6                   28.7
Minnesota             1                 3.8         Wisconsin              2                   14.0

                                                    Total                                     394.3
                                                                                        ==================


                               OTHER INVESTMENTS

HICKS MUSE TATE & FURST EQUITY FUND II, LP

        As part of the Carter-Crowley transaction, Crescent Operating purchased an approximate 1% limited partner interest in Hicks Muse Tate Furst Equity Fund II, LP ("Hicks-Muse") from Crescent Equities for $9.6 million. Crescent Operating participates in Hicks-Muse on an investment-by-investment basis and does not own an interest in all investments included in the Hicks-Muse portfolio. In connection with the purchase of the Carter-Crowley Assets, Crescent Operating assumed Carter-Crowley's commitment to invest $10 million in Hicks-Muse. As of December 31, 1997, the unpaid principal balance due on the commitment to invest $10 million in Hicks-Muse was approximately $1.3 million. This amount is required to be paid by Crescent Operating when called.

        As of December 31, 1997, Crescent Operating's investments in the Hicks-Muse portfolio consisted of investments in the following industries: (i) manufacturing (18.4%, 52.7% of which consisted of investments in a company that manufactures copper wire); (ii) communications (65.6%, 82.8% of which consisted of investments in a radio broadcasting company); (iii) real estate (6.0%, all of which consisted of investments in a company that provides debt and equity capital to real estate owners and developers); (iv) financial services (7.1%, all of which consisted of investments in a foreign insurance company and a small business investment company); and (v) food (2.9%, all of which consisted of investments in a chocolate company). The fair value of the Hicks-Muse investment as of December 31, 1997 was approximately $12.8 million.

MAGELLAN WARRANTS

        In connection with the transaction in which the Company acquired its 50% membership interest in CBHS, the Company purchased, for $12.5 million, warrants to acquire 1,283,311 shares of Magellan common stock for an exercise price of $30 per share. The Magellan warrants are exercisable in varying increments beginning on May 31, 1998 and ending on May 31, 2009. Management estimates the fair value of the warrants, using the Black-Scholes pricing model, to be $16.4 million at December 31, 1997.

                                   EMPLOYEES

        As of December 31, 1997, Crescent Operating had no employees. Certain key corporate executives are employed by Petroleum Financial, Inc. and The Varma Group and serve Crescent Operating under consulting agreements. See "Certain Transactions" in the Company's definitive proxy statement to be filed with the Security and Exchange Commission pursuant to Regulation 14A.

        As of December 31, 1997, the following consolidated subsidiaries had the following employees:

Moody-Day.................................      89
RoseStar..................................     665
Desert Mountain Properties................     547
                                             -----
                                             1,301
                                             =====


         The Company has excluded employees of CBHS, Woodlands Operating, Landevco, URS Logistics and Americold Corporation, as these subsidiaries represent equity investments for financial reporting purposes.

ITEM 2. PROPERTIES

         At December 31, 1997, the Company, through its subsidiary, Moody-Day, owned fee simple interests in two properties. The properties are located in Dallas and Houston, Texas. The Company, directly or indirectly, also held leasehold interests in certain facilities, including the Facilities and the Hospitality Properties (collectively, the "Leased Properties"). Management believes that each of the Leased Properties is adequately maintained and suitable for use in its respective capacity. The Company or certain of its subsidiaries has entered into lease agreements in respect of the Leased Properties, pursuant to which each respective lessee is responsible for routine maintenance of the subject property. Except in connection with the Facilities Lease and the Canyon Ranch-Tuscon Lease, neither the Company, nor its subsidiaries, is responsible for capital expenditures. Under the Facilities Lease, CBHS is obligated to pay Additional Rent, at least $10 million of which is required to be used for capital expenditures.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not currently subject to any material litigation nor, to the knowledge of the Company, is any material litigation currently threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the fourth quarter of the Registrant's fiscal year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Effective June 12, 1997, shares of the Company's common stock were distributed to shareholders of Crescent Equities and unit holders of Crescent Partnership of record on May 30, 1997. For Crescent Equities shareholders, the distribution was made on the basis of one share of Crescent Operating common stock for every 10 common shares of beneficial interest of Crescent Equities held on the record date, and for limited partners of Crescent Partnership, the distribution was made on the basis of one share of Crescent Operating common stock for every 5 units of limited partnership interest held on the record date. The Company's common stock, $.01 par value per share, began trading on the OTC Bulletin Board on June 13, 1997. Effective September 8, 1997, the Company's common stock was listed on the NASDAQ National Market under the symbol "COPI".

        The following table reflects the high and low bid prices of the common stock for each calendar quarter indicated.


                        1997                             High              Low
                        ----                             ----              ---
                 June 13 - June 30................     $16.00            $  3.00
                 September 30.....................     $23.63            $ 12.00
                 December 31......................     $28.75            $ 16.13


        On June 11, 1997, prior to entering into the credit agreement with NationsBank, Crescent Operating paid a one-time dividend of approximately $2.4 million to its then sole stockholder, Crescent Partnership, in connection with the sale of a limited partner interest in the partnership that owned the Dallas Mavericks. Crescent Operating intends to use its available funds to pursue investment and business opportunities. Payment of dividends on Crescent Operating common stock is prohibited under credit agreements the Company has entered into with Crescent Partnership and NationsBank of Texas, NA ("NationsBank").

        On December 17, 1997, the Company issued to Preco Machinery Sales, Inc., 130,000 unregistered shares of common stock, par value $.01 per share (the "Shares"), in payment of $2.3 million of the $4.0 million purchase price of Preco. The Shares were issued in a private placement to fewer than 35 persons who were unaffiliated with the Company, and who either represented that they were accredited, or that they had sufficient knowledge and experience in financial and business matters to evaluate the merits and risks of investing in the Shares. The Shares may not be sold or otherwise transferred unless they are registered under the Securities Act of 1933 (the "Act") and applicable state securities laws or are covered by a registration exemption. Restrictions on the transfer of the Shares are evidenced by a restrictive legend on the stock certificate representing the Shares. The Company believes the Shares were exempt from registration at the time of issuance pursuant to Section 4(2) of the Act.

        As of March 30, 1998, there were approximately 340 holders of record of the common stock of Crescent Operating.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth certain summary historical financial information for the Company and for the Carter-Crowley Asset Group (the "Predecessor"). For purposes of this table, the "Carter-Crowley Asset Group" consists of Moody-Day and Hicks-Muse. The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Financial Statements and Supplementary Data included in Item 8.



                                                                            (Dollars In Thousands)
                                      --------------------------------------------------------------------------------------------
                                             Crescent
                                           Operating, Inc.             Carter-Crowley Asset Group (Predecessor)
                                      -------------------- -----------------------------------------------------------------------
                                          For the Period    For the Period
                                              From               From                       For the Year Ended December 31,
                                          May 9, 1997 to    January 1, 1997       ------------------------------------------------
                                        December 31, 1997     to May 8, 1997        1996         1995         1994          1993
                                      -------------------- -------------------    --------     ---------    ---------     --------


Operating Data:

  Revenues.....................    $          156,882        $   4,657         $  10,394   $    9,147     $  7,671      $  6,979
  Income (loss) from
    operations.................                  (993)             158               109           89           83            89
  Net income (loss)............               (22,165)              25              (111)          79           43            36
  Loss per share...............                 (2.00)              --                --           --           --            --

Balance Sheet Data:
  Total assets.................    $          585,977                          $  17,483   $   13,230     $  5,348      $  4,578
  Total debt...................               258,129                              5,405        3,121        1,375           850
  Total shareholders' equity...                (8,060)                            10,925        9,358        3,338         3,289

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The following discussion should be read in conjunction with the "Selected Financial Data" and the financial statements and notes thereto, appearing elsewhere in this report. Historical results and percentage relationships set forth in "Selected Financial Data" should not be taken as indicative of future operations of the Company.

        The following table sets forth financial data for the Company and the Predecessor. The years ended December 31, 1996 and 1995 include only the operations of the Predecessor. The year ended December 31, 1997 includes operations of the Predecessor from January 1, 1997 through May 8, 1997, and the operations of the Company from May 9, 1997 through December 31, 1997.



                                             For the                    For the                    For the
                                           Year Ended                 Year Ended                  Year Ended
                                        December 31, 1997          December 31, 1996           December 31, 1995
                                    ------------------------   ------------------------   ----------------------------


REVENUES
 Equipment sales & leasing                  $ 15,175,077               $  10,393,683                  $   9,147,242
 Hospitality                                  79,467,764                          --                             --
 Land development                             66,896,540                          --                             --
                                            ------------               -------------                  -------------

   Total revenues                            161,539,381                  10,393,683                      9,147,242
                                            ------------               -------------                  -------------

OPERATING EXPENSES
 Equipment sales & leasing                    14,281,979                  10,284,710                      9,057,849
 Hospitality direct expenses                  62,541,886                          --                             --
 Hospitality properties rent                  16,694,376                          --                             --
 Land Development direct expenses             67,095,042                          --                             --
 General and administrative expenses           1,760,609                          --                             --
                                             -----------               -------------                  -------------

   Total operating expenses                  162,373,892                  10,284,710                      9,057,849
                                             -----------               -------------                  -------------

INCOME (LOSS) FROM OPERATIONS                   (834,511)                    108,973                         89,393
                                             -----------               -------------                  -------------

INVESTMENT (INCOME) LOSS                      16,422,678                          --                             --
                                             -----------               -------------                  -------------



 OTHER (INCOME) EXPENSE
  Interest expense                             5,616,110               356,517          152,631
  Interest income                             (1,763,926)              (51,881)         (50,394)
  Other                                         (161,965)              (27,202)        (136,783)
                                           -------------          ------------      -----------
   Total other (income) expense                3,690,219               277,434          (34,546)
                                           -------------          ------------      -----------
INCOME (LOSS) BEFORE MINORITY
   INTERESTS AND INCOME TAXES                (20,947,408)             (168,461)         123,939

MINORITY INTERESTS                              (566,077)                   --               --
                                           -------------          ------------      -----------
INCOME (LOSS) BEFORE INCOME TAXES            (21,513,485)             (168,461)         123,939

INCOME TAX (PROVISION) BENEFIT                  (626,323)               57,677          (44,783)
                                           -------------          ------------      -----------
NET INCOME (LOSS)                          $ (22,139,808)        $   (110,784)      $    79,156
                                           =============         ============       ===========


YEAR ENDED DECEMBER 31, 1997, COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

Equipment Sales and Leasing

        Equipment sales and leasing revenues increased approximately $4.8 million or 46.0% to $15.2 million for the year ended December 31, 1997, compared to $10.4 million for the year ended December 31, 1996. Approximately $2.3 million of this increase relates to the Company's purchase of Preco which was effective as of December 1, 1997. The remaining increase in revenue relates to expansion of equipment rentals and leases. Operating expenses for the Equipment Sales and Leasing segment increased $4.0 million or 38.9% to $14.3 million for the year ended December 31, 1997, compared to $10.3 million for the year ended December 31, 1996. Approximately $2.1 million of this increase relates to the Company's purchase of Preco which was effective as of December 1, 1997. The remaining increase in operating expenses relates to the additional costs incurred as a result of the increase in equipment rental and lease revenue. The operating margin on the Equipment Sales and Leasing segment increased $.8 million to 5.9% for the year ended December 31, 1997, compared to 1.0% for the year ended December 31, 1996. The improvement in operating margin can be attributed to increased operating efficiency as well as reduced depreciation expense resulting from the allocation of the purchase price of Moody-Day.

Hospitality

        Hospitality revenues represent RoseStar and COI Hotel revenues. As the Company was not involved in the Hospitality segment prior to July 31, 1997, hospitality revenues of $79.5 million for the year ended December 31, 1997 represent 100% of the increase over the year ended December 31, 1996. Hospitality direct expenses, which represent costs incurred by the full-service hotels, as well as destination, health and fitness resorts and Hospitality Properties rent paid to Crescent Partnership or other Crescent Equities subsidiaries, are new expenses for the year ended December 31, 1997. Such costs are attributable to the acquisition and operation of RoseStar and the operations of COI Hotel.

Land Development

        Land development revenues represent revenues from Desert Mountain Properties prior to the elimination of the 95% minority interest. As the Company was not involved in the Land Development segment prior to July 31, 1997, land development revenues of $66.9 million for the year ended December 31, 1997 represent a 100% increase over the year ended December 31, 1996. Land development direct expenses represent operating costs incurred by Desert Mountain Properties prior to the elimination of the 95% minority interest. As the Company was not involved in the

Land Development segment prior to July 31, 1997, land development direct expenses of $67.1 million for the year ended December 31, 1997 represent a 100% increase over the year ended December 31, 1996.

Healthcare

        The Company recognized a $19.6 million loss on its investment in CBHS for the year ended December 31, 1997. As the Company invested in CBHS on June 17, 1997, there are no prior year amounts for comparative purposes. CBHS' operating losses have been caused by downward trends in the average length of stay and net revenue per equivalent patient day, which are consistent with the general deterioration in the behavioral healthcare industry. The consummation of the transactions referenced in the Equity Purchase Agreement and the Purchase Agreement (see "Recent Developments") should eliminate the $78 million annual franchise fee paid by CBHS to Magellan. Through the elimination of the franchise fee, management believes CBHS will greatly improve its financial results.

        As of September 30, 1997, the Company had made total equity and debt contributions of $25.0 million in CBHS, including the $17.5 million in Redeemable Preferred Interests. For financial reporting purposes, the amount of future losses the Company will recognize with respect to its investment in CBHS will be limited to the balance of the investment in CBHS. Although the Company's investment in CBHS totaled only $5.4 million as of December 31, 1997, the Company anticipates that it will invest at least an additional $30 million, pursuant to the terms of the Equity Purchase Agreement, and may make a further investment, if required to do so, in accordance with the terms of the Support Agreement. The Company expects that it will report additional losses related to CBHS prior to the close of the transactions referenced in the Equity Purchase Agreement and the Purchase Agreement.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

Equipment Sales and Leasing

        Revenues increased approximately $1.2 million, or 13.6%, to $10.4 million for the year ended December 31, 1996, compared with $9.1 million for the year ended December 31, 1995. The increase is primarily the result of an increase in customer construction projects and a corresponding increase in demand for Moody-Day's equipment and services, an increase in the amount of equipment Moody-Day had available to meet sale and rental demand and the favorable introduction by Moody-Day of new lines of equipment available for sale and rental. Total equipment sales and leasing cost of sales increased approximately $1.2 million, or 13.5%, to $10.3 million for the year ended December 31, 1996, compared with $9.1 million for the year ended December 31, 1995. This increase is due primarily to an increase in depreciation expense as a result of inventory purchased by Moody-Day to meet customer demand for rental equipment, an increase in cost of sales as a result of the new equipment lines available for sale and an increase in sales commissions.

LIQUIDITY AND CAPITAL RESOURCES

        The Company currently has pending acquisitions and future opportunities for which it does not yet have adequate financing, including transactions involving CBHS, Central Texas Equipment Co., Station Casinos, Inc., Hicks-Muse and the Mavericks/Stars arena and adjacent development opportunities. Management is considering an equity offering (as discussed below), various financing alternatives with Crescent Equities and Crescent Partnership, and additional bank financing. Crescent Operating anticipates that it will obtain adequate financing to capitalize on pending and identified future business and investment opportunities, although there can be no assurances that adequate financing will be obtained at a cost of capital acceptable to the Company.

        Net cash flows provided by operating activities for the year ended December 31, 1997 were $24.0 million compared with the net cash provided by operating activities of $.5 million and $29,321 for the years ended December 31, 1996 and 1995, respectively. Significant components of the $24.0 million of cash provided by operating activities for the year ended December 31, 1997 were $17.0 million of equity in loss of unconsolidated subsidiaries, $4.1 million of depreciation expense, an increase in deferred revenue of $10.1 million, an increase in accounts payable and accrued expenses of $14.8 million and the current year loss of $22.1 million.

        Net cash flows used in investing activities for the year ended December 31, 1997 were $45.1 million compared with the net cash used in investing activities of $3.1 million and $1.9 million for the years ended December 31, 1996 and 1995, respectively. Significant components of the $45.1 million of cash used in investing activities for the year ended December 31, 1997 were $63.8 million for the purchase of investments, $15.0 million for the purchase of property and equipment, cash received from the sale of real estate of $21.6 million and $12.5 million of cash received from the sale of the DBL Interest.

        Net cash flows provided by financing activities for the year ended December 31, 1997 were $64.7 million compared with the net cash provided by financing activities of $2.3 million and $1.8 million for the years ended December 31, 1996 and 1995, respectively. Significant components of the $64.7 million of cash provided by financing activities for the year ended December 31, 1997 were $87.5 million of proceeds from the issuance of long term debt, $20.1 million of capital contributions and $40.6 million of cash used to make payments on long term debt obligations.

        In connection with the formation and capitalization of Crescent Operating, Crescent Operating received approximately $14.1 million in cash from Crescent Partnership and Crescent Partnership loaned Crescent Operating approximately $35.9 million pursuant to a five-year term loan, maturing on May 8, 2002, of which approximately $26.0 million was outstanding as of December 31, 1997. The loan is a recourse loan that is collateralized, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets owned by Crescent Operating as of June 30, 1997. The loan bears interest at the rate of 12% per annum, compounded annually, and is payable quarterly in an amount equal to the lesser of (i) the net cash flow for the preceding quarter and (ii) the quarterly amount of principal due, together with interest accrued on the loan. Net cash flow is computed by subtracting the total costs incurred by Crescent Operating from its gross receipts. The Company also obtained a $20.4 million line of credit from Crescent Partnership in connection with its formation and capitalization. Advances under the line of credit bear interest at the same rate as the term loan. The line of credit is payable on an interest-only basis during its term, which expires on the later of (i) May 31, 2002 or (ii) five years after the last draw under the line of credit. Draws may be made under the line of credit until June 22, 2002. The line of credit is a recourse obligation and amounts outstanding thereunder are collateralized, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets owned by Crescent Operating as of June 30, 1997. As of December 31, 1997, $13.7 million was outstanding under the line of credit.

        Approximately $12.6 million in cash and the proceeds of approximately $15.3 million of loans were used to acquire the Carter-Crowley Assets and the 12.38% DBL Interest. The remaining approximately $1.5 million previously funded in the form of cash, together with the remaining approximately $20.6 million advanced in the form of loans, were used both to acquire, and make an additional contribution relating to, the CBHS Interest and to acquire the Magellan warrants for an aggregate of approximately $20.0 million, and to fund an obligation of Moody-Day to purchase construction equipment for approximately $2.1 million. The line of credit was used to support funding obligations associated with these acquisitions (consisting of approximately $2.1 million relating to Crescent Operating's investment in Hicks-Muse and approximately $17.5 million relating to the CBHS Interest) and other cash requirements.

        In August 1997, the Company obtained a $15.0 million short-term unsecured bank line of credit from NationsBank. The line of credit has a one-year term (subject to the Company's right to renew the term for an additional one-year period) and bears interest at the LIBOR rate plus 1%. The $15.0 million available under the line of credit from NationsBank was fully drawn as of December 31, 1997, and was used to acquire RoseStar and reduce the outstanding balance of the line of credit with Crescent Partnership.

        The primary source of repayment of the NationsBank line of credit is anticipated to be a future equity offering, which the Company has agreed to use its best efforts to complete prior to maturity of the loan in August 1998 or 1999. The Company has obtained an agreement from Richard Rainwater, Gerald Haddock and John Goff (each a stockholder, director and/or officer of the Company) which provides that, if the Company does not raise from an equity offering funds sufficient to pay the NationsBank line of credit when due (a "Successful Offering"), each of Messrs. Rainwater, Haddock and Goff jointly and severally agree to purchase the number of additional shares of the Company's Common Stock necessary to fund repayment of the NationsBank line of credit. The Company has agreed to sell such additional shares of common stock to Messrs. Rainwater, Haddock, and Goff at a price equal to the average closing bid price of the Company's common stock during the 10 days immediately preceding the date NationsBank notifies Messrs. Rainwater, Haddock and Goff that the Company has not completed a Successful Offering prior to maturity of the NationsBank line of credit.

        As a part of the acquisition of a two-thirds interest in the HCAC and the related $5.0 million note, the Company borrowed $1.8 million in the form of two notes (one for $1.0 million and the other for $.8 million) from Crescent Partnership at the interest rate of 8.5% per annum. The $1.0 million note, which is secured by the $5.0 million note the Company purchased as part of the transaction, matures on September 21, 1998, with interest, which commenced in October 1997, payable monthly. The $.8 million note is collateralized by the two-thirds interest in the HCAC and matures September 22, 2002. An interest-only payment became due in October 1997. Monthly principal and interest payments on the $.8 million loan commenced in November 1997.

        Desert Mountain Development has entered into a $7.6 million revolving credit agreement with Crescent Partnership which bears interest at the rate of 10% per annum on amounts outstanding under the line of credit. The agreement expires in March of 1998, at which time the outstanding principal balance and accrued interest becomes due. As of December 31, 1997, no amount was outstanding under this revolving credit agreement. In connection with this agreement, Desert Mountain Properties has entered into an $8.0 million revolving credit agreement with Desert Mountain Development which bears interest at an annual rate equal to prime rate plus 1% on amounts outstanding thereunder. This agreement expires in March of 1998 at which time the outstanding principal balance and accrued interest becomes due. As of December 31, 1997, no amount was outstanding under this revolving credit agreement.

        Desert Mountain Properties also has a credit agreement with Crescent Partnership pursuant to which Crescent Partnership has advanced funds to Desert Mountain Properties through a "Junior Note", a "Senior Note" and a "Lot Sales Note". The Junior Note evidences a $60.0 million advance from Crescent Partnership to Desert Mountain Properties and accrues interest at 14% per annum. The Senior Note evidences a $110.0 million advance from Crescent Partnership to Desert Mountain Properties and accrues interest at 10% per annum. The principal and interest on both the Junior Note and the Senior Note are payable in quarterly installments, based on proceeds from the operations of Desert Mountain Properties. The Lot Sales Note bears interest at an annual rate equal to the prime rate plus 1%, and is payable in monthly installments based on the previous month's proceeds obtained by Desert Mountain Properties from other land note receivables. As of December 31, 1997, the outstanding balance on the Lot Sales Note was $17.6 million.

        Moody-Day has various equipment notes payable to finance companies which are collateralized by the equipment financed. The notes are payable in monthly principal and interest payments and bear interest at 8.5% to 10% per annum. These notes mature between 1998 and 2003. As of December 31, 1997, the outstanding balance on these equipment notes was $11.2 million.

MODIFICATION OF COMPUTER SOFTWARE FOR THE YEAR 2000

        The Company is currently evaluating its equipment for use in the Year 2000. Work plans detailing the tasks and resources required to insure that equipment is Year 2000 compliant are currently being developed and in many cases are already being implemented or Year 2000 compliant systems have been installed. CBHS expects to spend $1 million in the aggregate during fiscal 1998 and fiscal 1999 to modify internal use software. The Company does not anticipate incurring any other significant costs to make equipment Year 2000 compliant. Costs associated with modifying equipment to be Year 2000 compliant are charged to expense as incurred.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          This Item is inapplicable to Crescent Operating because its market capitalization was less than $2.5 billion on January 28, 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is contained in the Company's Consolidated Financial Statements and financial statement schedule indicated in the Index on Page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On January 15, 1998, Crescent Operating dismissed Arthur Andersen LLP ("Arthur Andersen") as its principal independent accountants. The decision to change accountants was recommended by the Executive Committee of the Board of Directors of Crescent Operating and was approved by the Audit Committee of the Board of Directors. The Audit Committee of the Board of Directors consists of two independent directors. The reports of Arthur Andersen on the financial statements of the Carter-Crowley Asset Group ("Predecessor"), for the fiscal years ended December 31, 1996 and December 31, 1995, and the initial balance sheet of Crescent Operating, as of April 3, 1997, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and the interim period from January 1, 1998 through January 15, 1998, there were no disagreements between the Company (including the Predecessor) and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. There were no "reportable events" (as defined in Item 304(a)(1)(v) of Regulation S-K) with respect to the Company within the past two fiscal years and the interim period from January 1, 1998 through January 15, 1998.

        On January 15, 1998, Crescent Operating engaged Ernst & Young LLP ("E&Y") as its new independent accountants to serve as the principal accountants to audit the Company's financial statements.

        During the two most recent fiscal years and the interim period from January 1, 1998 through January 15, 1998, the Company (including the Predecessor) did not consult E&Y regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(l)(iv) of Regulation S-K) or a reportable event (as defined in Item 304(a)(l)(v) of Regulation S-K).

                                    PART III

        Certain information required by Part III is omitted from this report in that the Company will file a definitive proxy statement with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A ("Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report, and certain information to be included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 1998.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of the Report:

    1.  Financial Statements

            Information with respect to this Item is contained on pages F-1 to F-38 of this Annual Report on Form 10-K.

    2.  Financial Statement Schedules

            Information with respect to this Item is listed on page F-1 and is contained on pages S-1 to S-5 of this Annual Report on Form 10-K.


    3.  Exhibits

        Exhibit
        Number   Description of Exhibits
        ------   -----------------------

        3.1*     First Amended and Restated Certificate of Incorporation
        3.2*     First Amended and Restated Bylaws
        4.1*     Specimen stock certificate
        4.2*     Preferred Share Purchase Rights Plan
        10.1*    Amended Stock Incentive Plan
        10.2     Intercompany Agreement between Crescent Operating Inc. and
                 Crescent Real Estate Equities Limited Partnership (filed as
                 Exhibit 10.2 to the Quarterly report on Form 10-Q for the Quarter Ended June 30, 1997 of Crescent Operating, Inc. and incorporated herein by reference)
        10.3     Amended and Restated Operating Agreement of Charger Behavioral
                 Health Systems, L.L.C. (filed as Exhibit 10.3 to the Quarterly
                 Report on Form 10-Q of Crescent Operating, Inc. for the
                 Quarter Ended June 30, 1997 and incorporated herein by reference)
        10.5**   Amended and Restated Credit and Security Agreement, dated as of May 30, 1997, between Crescent Real Estate Equities Limited
                 Partnership and Crescent Operating, Inc., together with related
                 Note
        10.6**   Line of Credit and Security Agreement, dated as of May 21,
                 1997, between Crescent Real Estate Equities Limited
                 Partnership and Crescent Operating, Inc., together with related Line of Credit Note
        10.7*    Acquisition Agreement, dated as of February 10, 1997, between
                 Crescent Real Estate Equities Limited Partnership and
                 Carter-Crowley Properties, Inc.
        10.10**  Security Agreement dated September 22, 1997 between COI Hotel
                 Group, Inc., as debtor, and Crescent Real Estate Equities
                 Limited Partnership, as lender, together with related $1 million promissory note
        10.11**  Security Agreement dated September 22, 1997 between COI Hotel
                 Group, Inc., as debtor, and Crescent Real Estate Equities
                 Limited Partnership, as lender, together with related $800,000 promissory note
        10.12**  Amended and Restated Asset Management dated August 31, 1997, to be effective July 31, 1997, between Wine Country Hotel, LLC and The Varma Group, Inc.

        10.13** Amended and Restated Asset Management Agreement dated August 31, 1997, to be effective July 31, 1997, between RoseStar Southwest, LLC and The Varma Group, Inc.
        10.14** Amended and Restated Asset Management Agreement dated August 31, 1997, to be effective July 31, 1997, between RoseStar Management LLC and The Varma Group, Inc.
        10.15** Agreement for Financial Services dated July 1, 1997, between Crescent Real Estate Equities Company and Petroleum Financial, Inc.
        10.16** Credit Agreement dated August 27, 1997, between Crescent Operating, Inc. and NationsBank of Texas, N.A. together with related $15.0 million promissory note
        10.17** Support Agreement dated August 27, 1997, between Richard E. Rainwater, John Goff and Gerald Haddock in favor of Crescent Real Estate Equities Company and NationsBank of Texas, N.A.
        10.18 1997 Crescent Operating, Inc. Management Stock Incentive Plan (filed herewith)
        10.19 Memorandum of Agreement executed November 16, 1997, among Charter Behavioral Health Systems, LLC, charter Behavioral Health Systems, Inc. and Crescent Operating, Inc.
        10.20 Purchase Agreement dated August 31, 1997, by and among Crescent Operating, Inc. Rose Star Management LLC, Gerald W. Haddock, John C. Goff and Sanjay Varma.
        10.21 Stock Purchase Agreement dated August 31, 1997, by and among Crescent Operating, Inc., Gerald W. Haddock, John C. Goff and Sanjay Varma.
        10.22 Amended and Restated Lease Agreement, dated June 30, 1995 between Crescent Real Estate Equities Limited Partnership and RoseStar Management L.L.C., relating to the Denver Marriott City Center (filed as Exhibit 10.17 to the Annual Report on Form 10-K of Crescent Real Estate Equities Company for the Fiscal Year Ended December 31, 1995 (the "1995 10-K") and incorporated herein by reference)
        10.23 Lease Agreement, dated December 19, 1995 between Crescent Real Estate Equities Limited Partnership and RoseStar Management L.L.C., relating to the Hyatt Regency Albuquerque (filed as
                 Exhibit 10.16 to the 1995 10-K and incorporated herein by reference)
        10.24 Form of Amended and Restated Lease Agreement, dated January 1, 1996, among Crescent Real Estate Equities Limited Partnership, Mogul Management, L.L.C. and RoseStar Management L.L.C., relating to the Hyatt Regency Beaver Creek (filed as Exhibit
                 10.12 to the 1995 10-K and incorporated herein by reference)
        10.25 Lease Agreement, dated July 26, 1996, between Canyon Ranch, Inc. and Canyon Ranch Leasing, L.L.C., assigned by Canyon Ranch, Inc. to Crescent Real Estate Equities Limited Partnership pursuant to the Assignment and Assumption Agreement of Master Lease, dated July 26, 1996 (filed as Exhibit 10.24 to the Quarterly Report on Form 10-Q/A of Crescent Real Estate Equities Company for the Quarter Ended June 30, 1997 (the
                 "1997 10-Q") and incorporated herein by reference)
        10.26    Lease Agreement, dated November 18, 1996, between Crescent
                 Real Estate Equities Limited Partnership and Win Country
                 Hotel, LLC (filed as Exhibit 10.25 to the Annual Report on
                 Form 10-K of Crescent Real Estate Equities Company for the Fiscal Year Ended December 31, 1996 and incorporated herein by reference)
        10.27 Lease Agreement, dated December 11, 1996, between Canyon Ranch-Bellefontaine Associates, L.P. and Vintage Resorts, L.L.C., as assigned by Canyon Ranch-Bellefontaine Associates, L.P. to Crescent Real Estate Funding VI, L.P. pursuant to the Assignment and Assumption Agreement of Master Lease, dated December 11, 1996 (filed as Exhibit 10.26 to the 1997 10-Q and incorporated herein by reference)
        10.28 Master Lease Agreement, dated June 16, 1997, between Crescent Real Estate Funding VII, L.P. and Charger Behavioral Health Systems, L.L.C. and its subsidiaries, relating to the Facilities (filed as Exhibit 10.27 to the 1997 10-Q and incorporated herein by reference)
        10.29    Form of Indemnification Agreement.
        10.30 Purchase Agreement, dated as of September 29, 1997, between Crescent Operating, Inc. and Crescent Real Estate Equities Limited Partnership, relating to the purchase of Desert Mountain Development Corporation (filed herewith)

        16       Letter of Arthur Andersen LLP regarding disclosure in
                 connection with change in certifying accountant (incorporated by reference to the Company's current report on Form 8-K, dated
                 January 15, 1998)
        21       List of Subsidiaries of Crescent Operating, Inc.
        27       Financial Data Schedule
        *        Incorporated by Reference to the Company's registration
                 statement on Form S-1 dated July 12, 1997.
        **       Incorporated by Reference to the Company's September 30, 1997
                 Form 10-Q.

(b)     Reports on Form 8-K:

                Form 8-K/A filed on October 14, 1997 to the Form 8-K dated July 31, 1997 and filed on August 14, 1997, reflecting the Company's acquisition of an interest in LandCo and including the financial statements and pro forma disclosure required by Item 7 of Form 8-K.

                Form 8-K dated September 29, 1997 and filed on October 14, 1997, describing the acquisition of the Company's interest in Desert Mountain Development.

                Form 8-K/A filed on November 14, 1997, to the Form 8-K dated August 31, 1997 and filed on September 15, 1997, including the financial statements and pro forma disclosure required by Item 7 of Form 8-K.

                Form 8-K/A filed on November 25, 1997, to the Form 8-K dated September 29, 1997, and filed on October 14, 1997, updating certain information regarding the Company's acquisition of an interest in Desert Mountain Development.

(c)     Exhibits Required by Item 601 of Regulation S-K:

        Exhibits required are listed under Item 14(a)(3).


(d)     Financial Statement Schedules Required by Regulation S-X:

        Information with respect to this Item is contained on Pages F-1 to F-38 of this Annual Report on Form 10-K.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1998.

                                       CRESCENT OPERATING, INC.
                                       (Registrant)

                                       By      /s/ Gerald W. Haddock
                                          --------------------------------------
                                                   Gerald W. Haddock
                                           President and Chief Executive Officer



        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                           Title                                  Date
          ---------                           -----                                  ----
/s/
-----------------------------
    Richard E. Rainwater        Chairman of the Board of Directors              March 31, 1998

/s/ John C. Goff
-----------------------------
    John C. Goff                Vice Chairman of the Board of Directors         March 31, 1998

/s/ Gerald W. Haddock
-----------------------------
    Gerald W. Haddock           President and Chief Executive Officer
                                and Director (Principal Executive Officer)      March 31, 1998

/s/ Jeffrey L. Stevens
-----------------------------
    Jeffrey L. Stevens          Executive Vice President, Chief Operating
                                Officer and Director                            March 31, 1998

/s/ Richard P. Knight
-----------------------------
    Richard P. Knight           Chief Financial Officer
                                (Principal Financial and Accounting Officer)    March 31, 1998
/s/
-----------------------------
    Anthony M. Frank            Director                                        March 31, 1998

/s/
-----------------------------
    Carl F. Thorne              Director                                        March 31, 1998

/s/ Paul E. Rowsey, III
-----------------------------
    Paul E. Rowsey, III         Director                                        March 31, 1998

                            CRESCENT OPERATING, INC.
                          INDEX TO FINANCIAL STATEMENTS


         The following Consolidated Financial Statements of the Registrant and its subsidiaries are submitted herewith in response to Item 8 and Item 14(a)1:


CRESCENT OPERATING, INC.                                                                         PAGE
                                                                                                 ----
     Reports of Independent Auditors ........................................................     F-2

     Consolidated Balance Sheets.............................................................     F-5

     Consolidated Statements of Operations...................................................     F-6

     Consolidated Statements of Changes in Shareholders' Equity (Deficit)....................     F-7

     Consolidated Statements of Cash Flows...................................................     F-8

     Notes to Consolidated Financial Statements..............................................     F-9

         The following financial statement schedule of the Registrant and its subsidiaries is submitted herewith in response to Item 14(a)2:

     Schedule I - Condensed Financial Information of Registrant..............................     S-1

     All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

         The following Consolidated Financial Statements are submitted herewith in response to Rule 3-09 of Regulation S-X:

CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC

     Report of Independent Public Accountants................................................    F-27

     Consolidated Balance Sheet as of September 30, 1997.....................................    F-28

     Consolidated Statement of Operations for the 106 days ended September 30, 1997..........    F-30

     Consolidated Statement of Changes in Members' Capital for the 106 days
       ended September 30, 1997..............................................................    F-31

     Consolidated Statement of Cash Flows for the 106 days ended September 30, 1997..........    F-32

     Notes to Consolidated Financial Statements..............................................    F-33

         The following financial statement schedule for Charter Behavioral
     Health Systems, LLC and its subsidiaries is submitted herewith in response to Item 14(a)2:

     Schedule II - Valuation and Qualifying Accounts - CBHS..................................     S-5

     All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Crescent Operating, Inc.

         We have audited the accompanying consolidated balance sheet of Crescent Operating, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the period from May 9, 1997 through December 31, 1997. Our audit also included the accompanying financial statement Schedule I, Condensed Financial Information of Registrant. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crescent Operating, Inc. and subsidiaries at December 31, 1997, and the consolidated results of their operations and their cash flows for the period from May 9, 1997 through December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                 ERNST & YOUNG LLP

Dallas, Texas
March 27, 1998

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Crescent Operating, Inc.

         We have audited the accompanying combined statements of operations, changes in shareholder's equity, and cash flows for the period from January 1, 1997 through May 8, 1997 of Carter-Crowley Asset Group as described in Note 2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the combined results of operations, changes in shareholder's equity and cash flows for the period from January 1, 1997 through May 8, 1997 of Carter-Crowley Asset Group in conformity with generally accepted accounting principles.


                                                 ERNST & YOUNG LLP


Dallas, Texas
March 2, 1998

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Carter-Crowley Properties, Inc.

      We have audited the accompanying combined balance sheet of Carter-Crowley Asset Group as described in Note 2, as of December 31, 1996, and the related combined statements of operations, shareholder's equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of Carter-Crowley Asset Group's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carter-Crowley Asset Group as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                 ARTHUR ANDERSEN LLP

Dallas, Texas,
May 14, 1997

                            CRESCENT OPERATING, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                                   Carter-Crowley
                                                                               Crescent              Asset Group
                                                                            Operating, Inc.        (Predecessor)
                                                                           December 31, 1997      December 31, 1996
                                                                           -----------------      -----------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                $      43,401,132      $          22,335
  Accounts receivable, net of allowance for doubtful accounts of
       $35,972 and $30,645 in 1997 and 1996, respectively                         17,099,165              1,202,585
  Inventories                                                                     10,125,075              1,612,952
  Notes receivable                                                                 8,454,059                     --
  Real estate                                                                     43,200,000                     --
  Prepaid expenses and other current assets                                        4,714,827                249,189
                                                                           -----------------      -----------------
     Total current assets                                                        126,994,258              3,087,061
                                                                           -----------------      -----------------

PROPERTY AND EQUIPMENT, NET                                                       90,979,033              6,683,458
                                                                           -----------------      -----------------

INVESTMENTS                                                                      219,675,214              7,593,493
                                                                           -----------------      -----------------

OTHER ASSETS
  Real estate                                                                     70,827,584                     --
  Notes receivable                                                                35,343,319                     --
  Goodwill, net of accumulated amortization of $83,015 in 1997                    35,777,368                     --
  Other assets                                                                     6,380,300                118,721
                                                                           -----------------      -----------------
     Total other assets                                                          148,328,571                118,721
                                                                           -----------------      -----------------

TOTAL ASSETS                                                               $     585,977,076      $      17,482,733
                                                                           =================      =================


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                    $      49,320,732      $         782,567
  Accounts payable - CEI                                                           6,682,751                     --
  Current portion of long-term debt - CEI                                         24,084,587                     --
  Current portion of long-term debt                                               18,759,349              2,205,742
  Deferred revenue                                                                 4,712,227                     --
                                                                           -----------------      -----------------
     Total current liabilities                                                   103,559,646              2,988,309

LONG-TERM DEBT-CEI, NET OF CURRENT PORTION                                       207,798,563                     --

LONG-TERM DEBT, NET OF CURRENT PORTION                                             7,486,378              3,199,607

OTHER LIABILITIES                                                                 21,626,051                369,806
                                                                           -----------------      -----------------
     Total liabilities                                                           340,470,638              6,557,722
                                                                           -----------------      -----------------

MINORITY INTERESTS                                                               253,566,622                     --
                                                                           -----------------      -----------------

COMMITMENTS AND CONTINGENCIES (SEE NOTE 12)

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value, 10,000,000 shares authorized,
        no shares issued or outstanding                                                   --                     --
Common stock, $.01 par value, 22,500,000 shares authorized,
       11,211,094 shares issued and outstanding                                      112,111                 12 500
Additional paid-in capital                                                        14,255,423             14,550,221
Deferred compensation on restricted shares                                          (262,500)                    --
Retained deficit                                                                 (22,165,218)            (3,637,710)
                                                                           -----------------      -----------------
     Total shareholders' equity (deficit)                                         (8,060,184)            10,925,011
                                                                           -----------------      -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                       $     585,977,076      $      17,482,733
                                                                           =================      =================


        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                          Crescent Operating, Inc.              Carter-Crowley Asset Group (Predecessor)
                                          ------------------------    -------------------------------------------------------------
                                             For the Period from      For the Period from         For the              For the
                                               May 9, 1997 to          January 1, 1997 to       Year Ended           Year Ended
                                              December 31, 1997           May 8, 1997        December 31, 1996    December 31, 1995
                                          ------------------------    -------------------    -----------------    -----------------
REVENUES
  Equipment sales & leasing               $             10,517,817    $         4,657,260    $      10,393,683    $       9,147,242
  Hospitality                                           79,467,764                     --                   --                   --
  Land development                                      66,896,540                     --                   --                   --
                                          ------------------------    -------------------    -----------------    -----------------
     Total revenues                                    156,882,121              4,657,260           10,393,683            9,147,242
                                          ------------------------    -------------------    -----------------    -----------------

OPERATING EXPENSES
  Equipment sales & leasing                              9,782,834              4,499,145           10,284,710            9,057,849
  Hospitality direct expenses                           62,541,886                     --                   --                   --
  Hospitality properties rent - CEI                     16,694,376                     --                   --                   --
  Land development direct expenses                      67,095,042                     --                   --                   --
  General and administrative expenses                    1,760,609                     --                   --                   --
                                          ------------------------    -------------------    -----------------    -----------------
     Total operating expenses                          157,874,747              4,499,145           10,284,710            9,057,849
                                          ------------------------    -------------------    -----------------    -----------------

INCOME (LOSS) FROM OPERATIONS                             (992,626)               158,115              108,973               89,393
                                          ------------------------    -------------------    -----------------    -----------------

INVESTMENT (INCOME) LOSS                                16,422,678                     --                   --                   --
                                          ------------------------    -------------------    -----------------    -----------------

OTHER (INCOME) EXPENSE
  Interest expense                                       5,480,743                135,367              356,517              152,631
  Interest income                                       (1,751,041)               (12,885)             (51,881)             (50,394)
  Other                                                   (158,506)                (3,459)             (27,202)            (136,783)
                                          ------------------------    -------------------    -----------------    -----------------
     Total other (income) expense                        3,571,196                119,023              277,434              (34,546)
                                          ------------------------    -------------------    -----------------    -----------------

INCOME (LOSS) BEFORE MINORITY
    INTERESTS AND INCOME TAXES                         (20,986,500)                39,092             (168,461)             123,939

MINORITY INTERESTS                                        (566,077)                    --                   --                   --
                                          ------------------------    -------------------    -----------------    -----------------

INCOME (LOSS) BEFORE INCOME TAXES                      (21,552,577)                39,092             (168,461)             123,939

INCOME TAX (PROVISION) BENEFIT                            (612,641)               (13,682)              57,677              (44,783)
                                          ------------------------    -------------------    -----------------    -----------------

NET INCOME (LOSS)                         $            (22,165,218)   $            25,410    $        (110,784)   $          79,156
                                          ========================    ===================    =================    =================

NET LOSS PER SHARE -
       BASIC AND DILUTED                  $                  (2.00)
                                          ========================

WEIGHTED AVERAGE SHARES
      OUTSTANDING - BASIC AND DILUTED                   11,072,849
                                          ========================


        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                           Deferred
                                                  Common Stock                            Compensation
                                              ---------------------      Additional      on Restricted     Retained
                                                Shares      Amount    Paid-in Capital       Shares         Deficit        Total
                                              ----------   --------   ---------------   -------------   ------------   -----------
BALANCE at December 31, 1994, (Predecessor)       12,500   $ 12,500   $     6,931,879   $          --   $ (3,606,082)  $ 3,338,297

Contributed capital                                   --         --         6,353,215              --             --     6,353,215

Distributions                                         --         --          (412,617)             --             --      (412,617)

Net income                                            --         --                --              --         79,156        79,156
                                              ----------   --------   ---------------   -------------   ------------   -----------
BALANCE at December 31, 1995, (Predecessor)       12,500     12,500        12,872,477              --     (3,526,926)    9,358,051

Contributed capital                                   --         --         3,355,290              --             --     3,355,290

Distributions                                         --         --        (1,677,546)             --             --    (1,677,546)

Net loss                                              --         --                --              --       (110,784)     (110,784)
                                              ----------   --------   ---------------   -------------   ------------   -----------
BALANCE at December 31, 1996, (Predecessor)       12,500     12,500        14,550,221              --     (3,637,710)   10,925,011

Contributed capital                                   --         --         6,023,013              --             --     6,023,013

Net income                                            --         --                --              --         25,410        25,410
                                              ----------   --------   ---------------   -------------   ------------   -----------
BALANCE at May 8, 1997, (Predecessor)             12,500     12,500        20,573,234              --     (3,612,300)   16,973,434

Formation transactions:
         Elimination of Predecessor's equity     (12,500)   (12,500)      (20,573,234)             --      3,612,300   (16,973,434)
         Contributed capital from CEI                 --         --        14,100,000              --             --    14,100,000
         Cash dividends                               --         --        (2,380,000)             --             --    (2,380,000)
         Common stock issuance                11,025,605    110,256          (110,256)             --             --            --

Stock options exercised                           45,489        455            44,579              --             --        45,034

Common stock issued for Preco acquisition        130,000      1,300         2,338,700              --             --     2,340,000

Issuance of restricted common stock               10,000        100           262,400        (262,500)            --            --

Net loss                                              --         --                --              --    (22,165,218)  (22,165,218)
                                              ----------   --------   ---------------   -------------   ------------   -----------
BALANCE at December 31, 1997                  11,211,094   $112,111   $    14,255,423   $    (262,500)  $(22,165,218)  $(8,060,184)
                                              ==========   ========   ===============   =============   ============   ===========


        See accompanying notes to the consolidated financial statements.

                       CRESCENT OPERATING, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Crescent
                                                    Operating, Inc.              Carter-Crowley Asset Group (Predecessor)
                                                  -------------------   -----------------------------------------------------------
                                                  For the Period from   For the Period from        For the             For the
                                                    May 9, 1997 to      January 1, 1997 to       Year Ended          Year Ended
                                                   December 31, 1997        May 8, 1997       December 31, 1996   December 31, 1995
                                                  -------------------   -------------------   -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $       (22,165,218)  $            25,410   $        (110,784)  $          79,156
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities
    Depreciation                                            3,575,671               493,778           1,367,579           1,166,102
    Amortization                                               83,015                    --                  --                  --
    Provision for deferred income taxes                       522,708                13,682             151,178              29,421
    Equity in loss of unconsolidated subsidiaries          17,011,361                    --                  --                  --
    Minority interests                                        566,077                    --                  --                  --
    Gain on sale of partnership                              (110,252)                   --                  --                  --
    Gain on sale of property and equipment                   (161,270)                   --            (103,968)           (443,735)
    Changes in assets and liabilities, net of
     effects of acquisitions:
      Accounts receivable                                  (2,219,266)               22,439            (155,909)           (741,731)
      Inventories                                          (1,334,320)             (562,570)           (876,928)           (110,770)
      Prepaid expenses and current assets                  (3,507,976)              (46,807)             (2,102)             24,646
      Accounts payable and accrued expenses                14,671,069               129,019             242,044              26,232
      Accounts payable - CEI                                3,979,722               211,766                  --                  --
      Deferred revenue, current and noncurrent             10,050,514                    --                  --                  --
      Other liabilities                                     2,819,384              (104,824)                 --                  --
                                                  -------------------   -------------------   -----------------   -----------------
        Cash provided by operating activities              23,781,219               181,893             511,110              29,321
                                                  -------------------   -------------------   -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                     (13,951,237)           (1,067,185)         (4,375,793)         (2,634,559)
  Proceeds from sale of partnership                        12,550,000                    --                  --                  --
  Proceeds from sale of property and equipment              1,022,144                    --             981,777           1,343,032
  Proceeds from sale of real estate                        21,629,718                    --                  --                  --
  Cash paid for investments, net of cash received         (63,758,983)                   --                  --                  --
  Other                                                    (1,669,517)              145,360             268,011            (599,052)
                                                  -------------------   -------------------   -----------------   -----------------
        Cash used in investing activities                 (44,177,875)             (921,825)         (3,126,005)         (1,890,579)
                                                  -------------------   -------------------   -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of long-term debt                               22,461,790                    --           4,885,240           3,288,642
  Proceeds from long-term debt - CEI                       65,057,515                    --                  --                  --
  Payments on long-term debt                                 (919,971)           (5,139,731)         (2,600,587)         (1,492,969)
  Payments on long-term debt - CEI                        (34,567,580)                   --                  --                  --
  Capital contributions received                           14,100,000             6,023,013                  --                  --
  Dividends paid                                           (2,380,000)                   --                  --                  --
  Cash received on stock options exercised                     45,034                    --                  --                  --
                                                  -------------------   -------------------   -----------------   -----------------
        Cash provided by financing activities              63,796,788               883,282           2,284,653           1,795,673
                                                  -------------------   -------------------   -----------------   -----------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                         43,400,132               143,350            (330,242)            (65,585)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                           1,000                22,335             352,577             418,162
                                                  -------------------   -------------------   -----------------   -----------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                   $        43,401,132   $           165,685   $          22,335   $         352,577
                                                  ===================   ===================   =================   =================


        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS:

      Crescent Operating, Inc. ("Crescent Operating", "COI" or the "Company") was formed on April 1, 1997, by Crescent Real Estate Equities Company ("Crescent Equities" or "CEI") and its subsidiary Crescent Real Estate Equities Limited Partnership ("Crescent Partnership") to be the lessee and operator of certain assets to be acquired by Crescent Partnership and perform an agreement ("Intercompany Agreement") between Crescent Operating and Crescent Partnership, pursuant to which each has agreed to provide the other with rights to participate in certain transactions. On May 8, 1997, Crescent Partnership contributed $14.1 million in cash to Crescent Operating. Effective June 12, 1997, Crescent Equities distributed shares of Crescent Operating common stock to shareholders of Crescent Equities and unit holders of Crescent Partnership of record on May 30, 1997. For Crescent Equities shareholders, the distribution was made on the basis of one share of Crescent Operating common stock for every 10 common shares of beneficial interest of Crescent Equities held on the record date, and for limited partners of Crescent Partnership, the distribution was made on the basis of one share of Crescent Operating common stock for every 5 units of limited partnership interest held on the record date.

      On June 12, 1997, Crescent Operating's registration statement was declared effective and Crescent Operating became a public company. Crescent Operating common stock was accepted for quotation on the OTC Bulletin Board and began trading on a when-issued basis on June 13, 1997. On September 8, 1997, the Company was listed on the NASDAQ National Market under the symbol "COPI".

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements of Crescent Operating include the accounts of the Company and all subsidiaries controlled by the Company after elimination of material intercompany accounts and transactions. Subsidiaries not controlled by the Company, but for which the Company has the ability to exercise significant influence, are accounted for on the equity method.

      Moody-Day, Inc. ("Moody-Day"), Rosestar Management LLC ("Rosestar"), COI Hotel Group, Inc. ("COI Hotel"), and WOCOI Investment Company ("WOCOI"), which are wholly-owned subsidiaries of Crescent Operating, are consolidated. The Company owns 5% of the Woodlands Land Company, Inc. ("LandCo"), Desert Mountain Development Corporation ("Desert Mountain Development"), Crescent CS Holdings Corporation ("CS I") and Crescent CS Holdings II Corporation ("CS II"). The Company's 5% interests represent 100% of the voting stock of these entities, and therefore, these entities are consolidated into Crescent Operating and the remaining 95% is reported as minority interests. The Company's investment in Hicks Muse Tate & Furst Equity Fund II, L.P. ("Hicks-Muse") is shown at cost and the 50% interest in Charter Behavioral Health Systems, LLC ("CBHS") is shown on the equity method of accounting.

      The combined financial statements of the "Predecessor" were prepared on the basis that the Predecessor is a combination of Moody-Day and Hicks-Muse (collectively, the "Carter-Crowley Asset Group"). As the Company did not have any activity prior to May 9, 1997, the data included relating to 1995, 1996 and the period in 1997 prior to May 9, is only with regard to the Predecessor. The assets of Carter-Crowley Asset Group were adjusted at May 9, 1997 to reflect the purchase price allocation.

   USE OF ESTIMATES

      The financial statements include estimates and assumptions made by management that affect the carrying amounts of assets and liabilities, reported amounts of revenues and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from these estimates.

   CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash of $26.7 million resides with a subsidiary and restrictions limit transfers to the parent company.

   INVENTORIES

      Inventories consist of new equipment held for sale, construction accessories, equipment parts, food, beverages and supplies all of which are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

   PROPERTY AND EQUIPMENT

      The Company uses the straight-line method of depreciation for financial statement purposes. The estimated useful lives used in computing depreciation are as follows:


                  Land improvements.............................     10-15 years
                  Rental equipment..............................       2-7 years
                  Building and improvements.....................        30 years
                  Transportation equipment......................       3-5 years
                  Furniture, fixtures, and other equipment......      5-10 years


      Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for renewals or betterment's are capitalized. The cost of property replaced, retired, or otherwise disposed of is removed from the asset account along with the related accumulated depreciation. Gains or losses on the disposal of property and equipment are recorded in the year of disposal.

      Long-lived assets are evaluated when indications of impairment are present, and provisions for possible losses are recorded when undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. The Company did not recognize any losses from impairment during the period ended December 31, 1997.

   REAL ESTATE

      Real estate represents raw land, developed land, homes constructed or under construction, repurchased lots, applicable capitalized interest, and applicable capitalized general and administrative costs. Real estate is recorded at cost.

      Interest is capitalized based on the average yearly interest percentage applied to cumulative capital expenditures for property under development. Approximately $5.2 million of interest was capitalized for the period ended December 31, 1997. Payroll and related costs associated with the development of a specific subdivision of land are capitalized. Once sales of property begin in a specific subdivision, capitalized costs are expensed as cost of sales.

   GOODWILL

      Goodwill represents the excess of the acquisition costs over the fair value of net identifiable assets of businesses acquired and is amortized on a straight-line basis over 9-12 years. Goodwill is evaluated periodically as events or circumstances indicate a possible inability to recover its carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing company operations. The analyses involve significant management judgment to evaluate the capacity of an acquired operation to perform within projections. Management believes that no significant impairment of goodwill and other intangible assets has occurred.

   DEFERRED COMPENSATION ON RESTRICTED SHARES

      Deferred compensation on restricted shares relates to restricted shares issued to employees which are being amortized to expense over the vesting period of the respective shares issued.

   REVENUE RECOGNITION

      Revenues from equipment rentals under operating leases are recognized as the revenue becomes receivable according to the provisions of the lease. Revenues from equipment rentals under sales-type lease agreements are recognized over the life of the contract. Revenues from full-service hotels, and luxury health resorts are recognized as earned. Club initiation fees and membership conversion fees at Desert Mountain Development are deferred and recognized on a straight-line basis over the expected life of the membership. Deposits for future services are deferred and recognized as revenue in the period services are provided.

   MINORITY INTERESTS

      Minority interest represents the nonvoting common stock interests owned by shareholders in LandCo., Desert Mountain Development, CS I and CS II.

   INCOME TAXES

      Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the treatment of certain items for financial statement purposes and the treatment of those items for corporation tax purposes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

   RECLASSIFICATIONS

      Certain Predecessor information has been reclassified to conform to current year presentation.

   STOCK BASED COMPENSATION

      The Company measures compensation costs associated with the issue of share options using the guidance provided by the Accounting Principles Board's Opinion No. 25 ("APB No. 25"). Under APB No. 25, compensation costs related to share options issued pursuant to compensatory plans are measured based on the difference between the quoted market price of the shares at the measurement date (originally the date of grant) and the exercise price and charged to expense over the periods during which the grantee performs the related services. All share options issued to date by the Company have exercise prices equal to the market price of the shares at the dates of grant.

   NEW ACCOUNTING PRONOUNCEMENTS

      In December 1997, the Company adopted SFAS No. 128, "Earnings Per Share" ("EPS") which supersedes APB No. 15 for periods ending after December 15, 1997. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. Primary EPS and Fully Diluted EPS are replaced by Basis EPS and Diluted EPS, respectively. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

      In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and displaying of comprehensive income and its components. This statement requires a separate statement to report the components of comprehensive income for each period reported. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact that SFAS 130 will have on its financial statement disclosures.

      In June 1997, the FASB also issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company is currently evaluating the impact that SFAS 131 will have on its financial statement disclosures.

   MODIFICATION OF COMPUTER SOFTWARE FOR THE YEAR 2000 (UNAUDITED)

      The Company is currently evaluating its equipment for use in the Year 2000. Work plans detailing the tasks and resources required to insure that equipment is Year 2000 compliant are currently being developed and in many cases are already being implemented or Year 2000 compliant systems have been installed. CBHS expects to spend $1 million in the aggregate during fiscal 1998 and fiscal 1999 to modify internal use software. The Company does not anticipate incurring any other significant costs to make equipment Year 2000 compliant. Costs associated with modifying equipment to be Year 2000 compliant are charged to expense as incurred.

3. ACQUISITIONS

      On May 9, 1997, Crescent Operating acquired (i) all of the stock of Moody-Day, a construction equipment sales, leasing and servicing company located in Dallas, Texas, (ii) a 1.21% interest in Hicks-Muse, a private venture capital fund and (iii) a 12.38% interest in Dallas Basketball Limited, a partnership that holds the National Basketball Association franchise for the Dallas Mavericks. The allocation of purchase price was approximately $4.1 million for Moody-Day, approximately $9.6 million for the Hicks-Muse interest and approximately $12.4 million for the interest in the Dallas Basketball partnership. The interest in the Dallas Basketball partnership was subsequently sold to Crescent Partnership for approximately $12.5 million.

      On June 17, 1997, Crescent Operating acquired, for $5.0 million, a 50% member interest in CBHS and issued warrants to acquire 282,508 shares of Crescent Operating common stock with an exercise price of $18.29 per share to Magellan Health Services, Inc. ("Magellan"). As required by CBHS' operating agreement, the Company contributed an additional $2.5 million to CBHS. CBHS is a newly formed limited liability company which operates approximately 90 behavioral healthcare facilities throughout the United States. Crescent Operating also purchased as part of this acquisition warrants to acquire 1,283,311 shares of Magellan common stock for $12.5 million. The exercise price of the Magellan warrants is $30 per share, exercisable in varying increments beginning on May 31, 1998 and ending on May 31, 2009. Management estimates the fair value of the warrants, using the Black-Sholes pricing model, to be $16.4 million at December 31, 1997. In August and September of 1997, Crescent Operating made loans (evidenced by promissory notes) to CBHS in the aggregate principal amount of $17.5 million (the "Initial Amount"). On November 16, 1997, effective September 30, 1997, following the request of Charter, Inc. each of the promissory notes was exchanged for cumulative redeemable preferred interests (the "Redeemable Preferred Interests") in CBHS. The Redeemable Preferred Interest entitles its holder to a preferred return on the profits of CBHS, which is to be calculated at the rate of 10% per annum of the Initial Amount, compounded monthly. CBHS, upon approval of at least 80% of the members of its Governing Board, may redeem all, but not less than all, of the Redeemable Preferred Interests, at its option, on or after April 1, 1998, for cash or promissory notes, or a combination thereof, provided that the Company and Magellan are treated identically.

      On July 31, 1997, Crescent Operating, through its newly-formed subsidiary, WOCOI, acquired for $.4 million, a 42.5% general partner interest in The Woodlands Operating Company, L.P. ("Woodlands Operating"). Woodlands Operating was formed to provide management, advisory, landscaping and maintenance services to entities affiliated with the Company and Crescent Equities. Woodlands Operating is reimbursed for the costs it incurs plus a 3% or 5% management fee, depending on the type of service provided. The acquisition of Woodlands Operating was part of a larger transaction pursuant to which Crescent Equities and Crescent Partnership, together with certain Morgan Stanley funds, acquired The Woodlands Corporation. The Woodlands Corporation is the principal owner, developer and operator of The Woodlands, an approximately 27,000-acre master-planned residential and commercial community located approximately 27 miles north of Houston, Texas. The Woodlands includes a shopping mall, retail centers, office buildings, conference center and country club and other amenities. WOCOI serves as the managing general partner of Woodlands Operating.

      Effective July 31, 1997, Crescent Operating acquired for $2.0 million in cash the following assets: (i) 100% of the membership interests in Rosestar and (ii) all of the common stock, $.01 par value, of each of RSSW Corp. and RSCR Arizona Corp., affiliates of RoseStar. RoseStar and its subsidiaries are the lessees of 6 hotels owned by Crescent Equities or its affiliates. These hotels are the Denver Marriott City Center and the Hyatt Regency Beaver Creek in Colorado, the Hyatt Regency in Albuquerque, New Mexico, Canyon Ranch in Tucson, Arizona, Canyon Ranch in Lennox, Massachusetts and The Sonoma Mission Inn & Spa in California.

      On September 22, 1997, COI Hotel, became the lessee of the Four Seasons Hotel in Houston, Texas, which is owned by Crescent Equities, and acquired for $2.4 million (i) a two-thirds interest in the Houston Center Athletic Club Venture ("HCAC"), a joint venture that owns the HCAC and (ii) a $5.0 million note executed by the Houston Center Athletic Club Venture. The note bears interest at LIBOR plus one percent and interest is payable in arrears at the end of each twenty-eight (28) day period. The Company partially financed these transactions with proceeds of $1.8 million in loans from Crescent Partnership. The Company has recorded the note on its books at its estimated fair value of $5.0 million. The investment in HCAC was recorded at its book basis of ($1.6) million and the remaining ($1.0) million was recorded as negative goodwill.

      On September 29, 1997, Crescent Operating acquired 100% of the voting stock, representing a 5% equity interest, of Desert Mountain Development for $2.2 million. Desert Mountain Development is the sole general partner of Desert Mountain Properties Limited Partnership ("DMPLP"). DMPLP owns Desert Mountain, a master planned, luxury residential and recreational community in northern Scottsdale, Arizona. DMPLP also owns and operates The Desert Mountain Club that offers four Jack Nicklaus signature 18 hole golf courses, including Cochise, site of the Senior PGA Tour's The Tradition tournament. Desert Mountain was acquired in August 1997, by Crescent Equities for approximately $235.0 million from Mobil Land Development Corporation and a company owned by Lyle Anderson. Mr. Anderson serves as the development and operations manager of Desert Mountain Development.

      On September 29, 1997, Crescent Operating acquired 100% of the voting stock, representing a 5% equity interest, of LandCo, for approximately $1.9 million. LandCo is a newly-formed residential development corporation which was owned by Crescent Equities. LandCo holds a 42.5% general partner interest in, and is the managing general partner of, The Woodlands Land Development Company, L.P. ("Landevco"), which owns approximately 9,000 acres for commercial and residential development, a realty office, an athletic center, and interests in a title company and a mortgage company.

      Effective December 1, 1997, Crescent Operating acquired Preco Machinery Sales, Inc. ("Preco"), a heavy equipment sales and leasing company based in Houston, Texas. The purchase price of Preco was approximately $4 million and consisted of a cash payment of approximately $1.7 million and the issuance of 130,000 restricted shares of Crescent Operating common stock. The transaction was structured such that Preco became a division of Moody-Day.

      Effective October 31, 1997, Crescent Operating acquired, from Crescent Partnership, for approximately $8.0 million, 100% of the voting stock, representing a 5% equity interest, of CS I and CS II. CS I holds a 40% general partner interest in Vornado Crescent Atlanta Partnership ("Atlanta Partnership"), which owns URS Logistics, Inc., a company that operates and manages public refrigerated warehouses in the continental United States.
   CS II holds a 40% general partner interest in Vornado Crescent Portland Partnership ("Portland Partnership"), which owns Americold Corporation, a company providing integrated logistics services for the frozen food industry consisting of warehousing and transportation. The Atlanta Partnership and the Portland Partnership (collectively, the "Vornado Crescent Partnerships") represent the business venture among Crescent Operating, Crescent Equities and Vornado Realty Trust ("Vornado") which owns and operates 80 public refrigerated warehouses representing over 394 million cubic feet of cold storage capacity.

      All of the acquisitions were accounted for as purchases and operations have been included in the consolidated financial statements of the Company from the effective date of the transactions.

4. PROPERTY & EQUIPMENT, NET:

   Property and equipment at December 31, 1997 and 1996 consisted of the following:


                                                       1997            1996
                                                   ------------    ------------
   Land and improvements .......................   $ 44,028,503    $    452,397
   Rental equipment ............................     13,962,372       7,733,007
   Buildings and improvements ..................     23,493,050         680,895
   Transportation equipment ....................        826,460         375,721
   Furniture, fixtures, and other equipment ....     12,244,319         368,752
                                                   ------------    ------------
                                                     94,554,704       9,610,772
   Less accumulated depreciation ...............     (3,575,671)     (2,927,314)
                                                   ------------    ------------
   Property and equipment, net .................   $ 90,979,033    $  6,683,458
                                                   ============    ============


5.  INVESTMENTS:

   Investments at December 31, 1997 and 1996 consisted of the following:


                                                       1997            1996
                                                   ------------    ------------
   Investment in CBHS ..........................   $  5,390,000    $         --
   Investment in Magellan warrants .............     12,500,000              --
   Investment in Landevco ......................     31,403,893              --
   Investment in Woodlands Operating ...........        597,498              --
   Investment in Vornado Crescent Atlanta
     Partnership ...............................     73,392,800              --
   Investment in Vornado Crescent Portland
     Partnership ...............................     88,458,000              --
   Investment in HCAC ..........................     (1,513,923)             --
   Investment in Hicks-Muse ....................      9,446,946       7,593,493
                                                   ------------    ------------

                                                   $219,675,214    $  7,593,493
                                                   ============    ============


   Investment (income) loss for the period from May 9, 1997 through December 31, 1997 consisted of the following:


   Equity in loss of CBHS.......................   $ 19,610,000
   Equity in income of Landevco.................     (2,398,275)
   Equity in income of Woodlands Operating......       (155,125)
   Equity in loss of Vornado Crescent Atlanta
     Partnership ...............................         65,600
   Equity in income of Vornado Crescent
     Portland Partnership.......................       (101,600)
   Equity in income of HCAC.....................         (9,239)
   Hicks-Muse income............................       (588,683)
                                                   ------------
                                                   $ 16,422,678
                                                   ============

      A summary of financial information for the Company's investment in CBHS and CS I and CS II's investment in the Vornado Crescent Partnerships are provided as they represent significant unconsolidated subsidiaries.


                                                                            Vornado                Vornado
                                                                       Crescent Atlanta       Crescent Portland
                                                      CBHS                Partnership            Partnership
                                                -----------------      -----------------      -----------------
                                                 198 Days Ended         2 Months Ended         2 Months Ended
                                                December 31, 1997      December 31, 1997      December 31, 1997
                                                -----------------      -----------------      -----------------
   Net revenue ............................     $     391,788,000      $      26,571,000      $      52,128,000

   Operating expenses (1) .................           428,046,000             23,365,000             44,534,000
   Interest expense, net ..................             2,962,000              3,481,000              6,916,000
   Income tax provision (benefit) .........                    --               (111,000)               424,000
                                                -----------------      -----------------      -----------------

     Net income (loss) ....................     $     (39,220,000)     $        (164,000)     $         254,000
                                                =================      =================      =================

   Crescent Operating's equity in
     income (loss) of unconsolidated
     subsidiary ...........................     $     (19,610,000)     $         (65,600)     $         101,600
                                                =================      =================      =================


   (1) Includes amounts such as: salaries, supplies and other operating expenses, bad debt expense, franchise fees, management fees, depreciation and amortization.


                                                                            Vornado                Vornado
                                                                       Crescent Atlanta       Crescent Portland
                                                      CBHS                Partnership            Partnership
                                                -----------------      -----------------      -----------------
                                                  December 31,           December 31,           December 31,
                                                      1997                   1997                   1997
                                                -----------------      -----------------      -----------------
   Current assets .........................     $     149,724,000      $       5,082,000      $      12,489,000
   Property and equipment, net ............            18,217,000            435,977,000            737,749,000
   Other noncurrent assets ................             8,081,000            102,882,000            187,226,000
                                                -----------------      -----------------      -----------------

     Total assets .........................     $     176,022,000      $     543,941,000      $     937,464,000
                                                =================      =================      =================

   Current liabilities ....................     $      83,478,000      $      17,363,000      $      55,120,000
   Long term debt .........................            65,846,000            221,463,000            416,584,000
   Other noncurrent liabilities ...........            16,820,000            121,846,000            244,402,000
   Member's capital/stockholders'
   equity .................................             9,878,000            183,269,000            221,358,000
                                                -----------------      -----------------      -----------------

     Total liabilities and
      member/stockholders' equity .........     $     176,022,000      $     543,941,000      $     937,464,000
                                                =================      =================      =================

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

   Accounts payable and accrued expenses consisted of the following at December 31, 1997 and 1996:


                                                  December 31,     December 31,
                                                      1997             1996
                                                  ------------     ------------
   Accounts payable .........................     $ 21,379,659     $    549,643
   Accrued interest .........................        7,374,203               --
   Accrued salaries and bonuses .............        5,022,392               --
   Land development construction accrual.....        4,644,000               --
   Accrued taxes ............................        3,700,584               --
   Accrued transaction costs ................        2,188,980               --
   Dues repayment accrual ...................        1,022,023               --
   Other ....................................        3,988,891          232,924
                                                  ------------     ------------

                                                  $ 49,320,732     $    782,567
                                                  ============     ============


7. OTHER LIABILITIES:

   Other liabilities consisted of the following at December 31, 1997 and 1996:


                                                  December 31,     December 31,
                                                      1997             1996
                                                  ------------     ------------
   Deferred revenue .........................     $ 17,477,576     $         --
   Deferred rent ............................        1,199,323               --
   Deferred tax liability ...................          472,241          369,806
   Other ....................................        2,476,911               --
                                                  ------------     ------------

                                                  $ 21,626,051     $    369,806
                                                  ============     ============


8. LONG-TERM DEBT:

   Following is a summary of the Company's debt financing:


                                                                   December 31,
                                                                       1997
                                                                   ------------
   LONG-TERM DEBT - CEI

   Note payable to Crescent Partnership due May 2002, bears
   interest at 12% payable quarterly, collateralized by a
   first lien on the assets owned by the Company as of June
   30, 1997. (COI) ...........................................     $ 25,980,000

   Line of credit in the amount of $20.4 million payable to
   Crescent Partnership due later of May 2002 or five years
   after last draw, bears interest at 12% payable
   quarterly, collateralized by first lien on the assets
   owned by the Company as of June 30, 1997. (COI) ...........       13,725,000

   Notes payable to Crescent Partnership maturing August
   1998, bears interest at the prime rate plus 1% (9.5% at
   December 31, 1997), principal and interest payable
   monthly based on lot note receipts collateralized by
   deeds of trust on lots in Desert Mountain. (DMPLP) ........       17,590,034

   Junior note payable to Crescent Partnership maturing
   December 2010, bears interest at 14%, principal and
   interest payable quarterly commencing January 15, 1998
   based on sales proceeds from DMPLP, collateralized by
   land, improvements and equipment at DMPLP. (DMPLP) ........       60,000,000

   Senior note payable to Crescent Partnership maturing
   December 2005, bears interest at 10%, principal and
   interest payable quarterly commencing January 15, 1998
   based on sales proceeds from DMPLP, collateralized by
   land, improvements and equipment at DMPLP. (DMPLP) ........      110,000,000

   Note payable to Crescent Partnership due September 1998,
   bears interest at 8.5% payable monthly, collateralized
   by the HCAC $5.0 million note receivable. (COI Hotel) .....        1,000,000

   Note payable to Crescent Partnership maturing August
   2003, bears interest at 10.75%, principal and interest
   payable monthly, collateralized by a deed of trust for
   certain property and real property. (RoseStar) ............        2,052,482

   Note payable to Crescent Partnership maturing September
   2002, bears interest at 8.5%, principal and interest
   payable monthly, collateralized by the 2/3 interest in
   HCAC. (COI Hotel) .........................................          789,820

   Note payable to Crescent Partnership maturing August
   2003, bears interest at 10.75%, principal and interest
   payable monthly, collateralized by a deed of trust in
   certain real property and certain personal property
   (RoseStar) ................................................          554,850

   Note payable to Crescent Partnership due November 2006,
   bears interest at 7.5% payable annually. (RoseStar) .......          190,964
                                                                   ------------

   Total debt - CEI ..........................................      231,883,150

   Less - current maturities .................................      (24,084,587)
                                                                   ------------

                                                                   $207,798,563
                                                                   ============


                                                               December 31,    December 31,
                                                                   1997            1996
                                                               ------------    ------------
   LONG-TERM DEBT-OTHER

   Line of credit in the amount of $15.0
   million payable to NationsBank due August
   1998, interest payable monthly at LIBOR
   plus 1% (6.88% at December 31, 1997). (COI) ................   $ 15,000,000    $         --

   Equipment notes payable to finance
   companies due 1998 through 2003 with
   monthly principal and interest payments,
   bear interest from 8.5% to 10.5%,
   collateralized by equipment. (Moody-Day) ...................     11,245,727         727,512

   Line of credit payable to Carter-Crowley
   Properties, Inc., bears interest at prime
   plus 1%, principal and interest payable
   monthly, collateralized by land and
   equipment. The line was paid in full
   during 1997 .................................             --       4,677,837
                                                   ------------    ------------

   Total debt - other ..........................     26,245,727       5,405,349

   Less - current maturities ...................    (18,759,349)     (2,205,742)
                                                   ------------    ------------

                                                   $  7,486,378    $  3,199,607
                                                   ============    ============


      The Company's subsidiary, Desert Mountain Development, has a $7.6 million revolving credit agreement with Crescent Partnership which bears interest at 10% per annum. The agreement expires in March of 1998 at which time the outstanding principal balance and accrued interest becomes due. In connection with this agreement, DMPLP has also entered into an $8.0 million revolving credit agreement with Desert Mountain Development which bears interest at the annual rate equal to the prime rate plus 1%. This agreement expires in March of 1998 at which time the outstanding principal balance and accrued interest becomes due. At December 31, 1997, no amounts were outstanding under either of the above agreements.

   The weighted average interest rate on long-term debt at December 31, 1997 was approximately 11%. Substantially all of the Company's assets are pledged as collateral under various debt agreements. Payment of dividends on Crescent Operating common stock is prohibited under certain of the debt agreements. The debt agreements contain certain reporting requirements and financial covenants, including requirements that the Company maintain certain financial ratios. As of December 31, 1997, the Company had complied with all debt covenants.

   As of December 31, 1997, combined aggregate principal maturities of all long-term debt were as follows:


                  1998.........................................      $42,843,936
                  1999.........................................       18,502,644
                  2000.........................................       23,846,767
                  2001.........................................       24,254,389
                  2002.........................................       63,121,793
                  Thereafter...................................       85,559,348
                                                                    ------------

                  Total........................................     $258,128,877
                                                                    ============


9. SHAREHOLDERS' EQUITY:

   Common Stock

       The Company's authorized capital stock consists of 10 million shares of preferred stock, par value $.01 per share and 22.5 million shares of common stock, par value $.01 per share. At December 31, 1997, there were 11,211,094 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

   Earnings Per Share

       The Company had 847,579 stock options and 282,508 warrants outstanding as of December 31, 1997. Such stock options and warrants were not included in the loss per share computations since they would have an antidilutive effect on loss per share. Such stock options and warrants could potentially dilute income per share in a future period.

       Earnings per share for the Predecessor is not meaningful as the capital structure of the Predecessor was not comparable to that of the Company.

   Preferred Share Purchase Rights

      The Board of Directors has adopted a rights plan that provides that each holder of Crescent Operating common stock also receives a right to purchase from the Company one-hundredth of a share of Series A Junior Preferred Stock, par value $.01, at a price of $5 per share, subject to adjustment. These rights can only be exercised in certain events and are intended to provide the Company certain anti-takeover protection. The Company had reserved 225,000 shares of Series A Junior Preferred Stock for this plan.

   Warrants

      The Company, in conjunction with the acquisition of a 50% member interest in CBHS, issued warrants to acquire 282,508 shares of Crescent Operating common stock at an exercise price of $18.29 per share.

10. STOCK OPTION PLANS:

      The Company has two stock incentive plans, the 1997 Amended Stock Incentive Plan (the "Amended Plan") and the 1997 Management Stock Incentive Plan (the "Management Plan").

      The Amended Plan, effective May 8, 1997, initially established the maximum number of options and/or restricted stock that the Company may grant at 1,000,000 shares. The maximum aggregate number of shares of the Amended Plan shall increase automatically on January 1 of each year by an amount equal to 8.5% of the increase in the number of shares of common stock outstanding since January 1 of the preceding year, subject to certain adjustment provisions. As of January 1, 1998, the number of shares the Company may have outstanding under the Amended Plan is 1,000,000.

      On May 13, 1997, options were granted to each holder of shares of restricted stock in Crescent Equities or options in Crescent Equities or Crescent Partnership an equivalent number of shares of restricted stock or options in Crescent Operating, based on a ratio of one share of restricted stock or option to purchase Crescent Operating common stock for each 10 shares of restricted stock in Crescent Equities or options for Crescent Operating common shares, and one option to purchase Crescent Operating common stock for each 5 options for units. Under the Amended Plan, the Company has granted options and restricted shares of 893,567 and 10,000 respectively, through December 31, 1997.

      The Management Plan allows for the maximum number of options and/or restricted stock that the Company may grant to employees, officers, directors or consultants to be 1,000,000 shares. Under the Management Plan, the Company has not granted options or restricted shares. This plan is subject to shareholder approval.

      Under both Plans, options are granted at a price no less than the market value of the shares on the date of grant, vest over a period determined by the Board of Directors, and expire ten years from the date of grant. The Company has reserved 1.1 million shares for future options and warrants.

      A summary of the stock option status of the Company's Amended and Management Plans as of December 31, 1997 and changes during the period then ended is presented in the table below:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                           Shares        Price
                                                          --------      --------
   Outstanding as of May 8, 1997 ....................           --            --
   Granted ..........................................      893,567      $   1.15
   Exercised ........................................      (45,489)     $    .99
   Forfeited ........................................         (499)     $    .99
   Expired ..........................................           --            --
                                                          --------      --------
   Outstanding/Weighted Average as of
   December 31, 1997 ................................      847,579      $   1.16
                                                          --------      --------
   Exercisable/Weighted Average as of
   December 31, 1997 ................................      435,776      $    .99
                                                          --------      --------


      The Company applies APB No. 25 in accounting for options granted pursuant to the Amended Plan and the Management Plan (collectively, the "Plans"). Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Plans been determined based on the fair market value at the grant dates for awards under the Plans consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:


                                                             1997
                                               --------------------------------
                                                As reported         Pro forma
                                               -------------      -------------
   Net Loss ..............................     ($ 22,165,218)     ($ 22,257,598)
   Loss per share ........................            ($2.00)            ($2.01)


      At December 31, 1997, the weighted average fair value of each option outstanding was $.87 and 847,579 options were outstanding with an exercise price of $.99.

      The fair value of each option was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates of 6.7%; expected dividend yields of 0%; expected lives of 5 years; expected volatility of 94.7%.

11. INCOME TAXES:

   The components of the Company's income tax provision (benefit) were as follows:


                                        For the Period        For the Period
                                             From                  From               Year Ended December 31,
                                        May 9, 1997 to      January 1, 1997 to      --------------------------
                                      December 31, 1997         May 8, 1997            1996             1995
                                      -----------------     ------------------      ----------      ----------
   Current:
     Federal ....................     $          79,262     $               --      $ (208,855)     $   15,362
     State ......................                10,671                     --              --              --
                                      -----------------     ------------------      ----------      ----------
                                                 89,933                     --        (208,855)         15,362
                                      -----------------     ------------------      ----------      ----------
   Deferred:
     Federal ....................               522,708                 13,682         151,178          29,421
     State ......................                    --                     --              --              --
                                      -----------------     ------------------      ----------      ----------
                                                522,708                 13,682         151,178          29,421
                                      -----------------     ------------------      ----------      ----------
       Total income tax
        provision (benefit) .....     $         612,641     $           13,682      $  (57,677)     $   44,783
                                      =================     ==================      ==========      ==========


   Reconciliation's of the federal statutory income tax rate to the effective tax rate, were as follows:

                                                       For the Period        For the Period
                                                            From                  From            Year Ended December 31,
                                                       May 9, 1997 to        January 1, 1997      -----------------------
                                                     December 31, 1997       To May 8, 1997         1996           1995
                                                     -----------------       ---------------      --------       --------
   Federal statutory income tax rate ...........                 (35.0%)                35.0%        (35.0%)         35.0%
   State income taxes, net of federal tax
      benefit ..................................                  (2.9)                   --            --             --
   Non-deductible expenses .....................                    --                    --            --            1.1
   Change in valuation allowance................                  40.3                    --            --             --
   Other, net ..................................                    .4                    --            .8             --
                                                     -----------------       ---------------      --------       --------
       Effective tax rate ......................                   2.8%                 35.0%        (34.2%)         36.1%
                                                     =================       ===============      ========       ========


   Significant components of the Company's deferred tax assets and liabilities were as follows:


                                                          December 31,
                                                   ----------------------------
                                                       1997            1996
                                                   ------------    ------------
   Deferred tax assets:
     Equity in earnings of subsidiaries ........   $  6,146,977    $         --
     Deferred revenue/rental income ............      1,398,805              --
     Property and equipment ....................      1,633,048              --
     Inventories ...............................             --          11,220
     Net operating loss carryforwards ..........        999,988          70,767
     Other .....................................        337,023          10,725
                                                   ------------    ------------
       Deferred tax asset ......................     10,515,841          92,712
                                                   ------------    ------------

   Deferred tax liabilities:
     Prepaid expenses ..........................       (556,698)             --
     Rental equipment ..........................             --        (366,251)
     Property and equipment ....................             --          (3,555)
                                                   ------------    ------------
       Deferred tax liability ..................       (556,698)       (369,806)
                                                   ------------    ------------

   Valuation allowance .........................     (9,761,855)        (62,007)
                                                   ------------    ------------
       Net deferred tax asset (liability) ......   $    197,288    $   (339,101)
                                                   ============    ============

   Current deferred tax asset ..................        669,529          30,705
   Noncurrent deferred tax liability ...........       (472,241)       (369,806)
                                                   ------------    ------------

       Net deferred tax asset (liability) ......   $    197,288    $   (339,101)
                                                   ============    ============


      At December 31, 1997, the Company had net operating loss carryforwards ("NOLs") of approximately $2,636,403, which will expire in years 2003 through 2012. A valuation allowance has been recorded to offset the majority of the deferred tax assets due to the uncertainty of the ultimate realization of the deferred tax assets in future years.

12. COMMITMENTS AND CONTINGENCIES:

   Capital Commitments

      The Company is committed to investing an additional $1.3 million into the Hicks-Muse partnership to fund Hicks-Muse investments. This additional amount of capital is required to be paid when called by the Hicks-Muse partnership.

   Lease Commitments

      The Company leases eight hotel and resort properties from Crescent Equities. Generally, the leases are on a triple net basis during 120-month terms and expire from December 2004 to October 2006. The leases provide for the payment to Crescent Partnership or its subsidiaries (i) base rent, with periodic rent increases, (ii) percentage rent based on a percentage of gross room revenues above a specified amount, and (iii) a percentage of gross food and beverage revenues above a specified amount. Base rental expense under the leases are recognized on a straight-line basis over the terms of the respective leases. Total lease expense during the period ended December 31, 1997 was approximately $16.7 million.

      Future minimum lease payments due under such leases as of December 31, 1997, were as follows:


                  1998.........................................     $ 32,806,817
                  1999.........................................       33,743,769
                  2000.........................................       34,276,986
                  2001.........................................       34,307,213
                  2002.........................................       34,422,327
                  Thereafter...................................      131,961,274
                                                                    ------------

                                                                    $301,518,386
                                                                    ============


   Contingencies

      The Company currently is not subject to any material legal proceedings or claims nor, to management's knowledge, are any material legal proceedings or claims currently threatened.

13.   SUPPLEMENTAL CASH FLOW INFORMATION:


                                                                                  December 31,
                                                                  --------------------------------------------
                                                                      1997            1996            1995
                                                                  ------------    ------------    ------------
   Interest paid, net of amounts capitalized ..................   $  2,574,471    $    352,773    $     44,039
                                                                  ============    ============    ============
   Taxes paid (refunded) ......................................   $      4,369    $    (19,502)   $    (22,462)
                                                                  ============    ============    ============
   Non-cash investing and financing activities:
     The Company purchased the investments for
     $82,694,465. In conjunction with the acquisitions,
     liabilities were assumed as follows:
          Fair value of assets acquired .......................   $597,075,348    $         --    $         --
          Stock issued for the acquisitions ...................     (2,340,000)             --              --
          Cash paid for the acquisitions ......................    (82,694,465)             --              --
                                                                  ------------    ------------    ------------
             Liabilities assumed ..............................   $512,040,883    $         --    $         --
                                                                  ============    ============    ============


14. FAIR VALUES OF FINANCIAL INSTRUMENTS:

      The carrying amount of cash and cash equivalents, accounts receivable, inventories, notes receivable, prepaid expenses and other current assets, and accounts payable and accrued expenses approximates fair value as of December 31, 1997 because of the short maturity of these instruments. Similarly, the carrying value of line of credit borrowings approximates fair value as of that date because the interest rate fluctuates based on published market rates. In the opinion of management, the interest rates associated with the long-term debt approximates the market interest rates for this type of instrument, and as such, the carrying values approximate fair value at December 31, 1997.

15. PRO FORMA INFORMATION (UNAUDITED):

       The following pro forma information assumes that all significant transactions occurred on the first day of the period presented. These significant transactions include: (i) the capitalization of the Company, (ii) the acquisition of the Carter-Crowley Asset Group, (iii) the investment in CBHS, (iv) the acquisition of Woodlands Operating and LandCo, (v) the acquisition of RoseStar, (vi) the acquisition of Desert Mountain Development,
   (vii) the acquisition of Preco assets, (viii) the acquisition of CS I, and
   (ix) the acquisition of CS II.

                                                      Twelve Months Ended
                                                          December 31,
                                                 ------------------------------
                                                     1997              1996
                                                 ------------      ------------
   Revenues ................................     $337,085,000      $274,766,000
   Net loss ................................     $ 22,081,000      $  9,961,000
   Net loss per share ......................     $      (1.97)     $       (.89)


16. BUSINESS SEGMENT INFORMATION:

      Business segment information is summarized as follows:


                                             Crescent Operating, Inc.             Carter-Crowley Asset Group (Predecessor)
                                             ------------------------    -----------------------------------------------------------
                                               For the Period from       For the Period from        For the             For the
                                                  May 9, 1997 To         January 1, 1997 to       Year Ended          Year Ended
                                                December 31, 1997            May 8, 1997       December 31, 1996   December 31, 1995
                                             ------------------------    -------------------   -----------------   -----------------
Revenues:
  Equipment Sales and Leasing ............   $             10,517,817    $         4,657,260   $      10,393,683   $       9,147,242
  Hospitality ............................                 79,467,764                     --                  --                  --
  Land Development .......................                 66,896,540                     --                  --                  --
  Refrigerated Warehousing ...............                         --                     --                  --                  --
  Healthcare .............................                         --                     --                  --                  --
  Other ..................................                         --                     --                  --                  --
                                             ------------------------    -------------------   -----------------   -----------------
  Total Revenues .........................   $            156,882,121    $         4,657,260   $      10,393,683   $       9,147,242
                                             ========================    ===================   =================   =================

Income (loss) from operations:
  Equipment Sales and Leasing ............   $                734,983    $           158,115   $         108,973   $          89,393
  Hospitality ............................                    231,502                     --                  --                  --
  Land Development .......................                   (198,502)                    --                  --                  --
  Refrigerated Warehousing ...............                         --                     --                  --                  --
  Healthcare .............................                         --                     --                  --                  --
  Other ..................................                 (1,760,609)                    --                  --                  --
                                             ------------------------    -------------------   -----------------   -----------------
  Total income (loss) from operations ....   $               (992,626)   $           158,115   $         108,973   $          89,393
                                             ========================    ===================   =================   =================

Depreciation and Amortization:
  Equipment Sales and Leasing ............   $              1,892,130    $           493,778   $       1,367,579   $       1,166,102
  Hospitality ............................                    346,949                     --                  --                  --
  Land Development .......................                  1,419,607                     --                  --                  --
  Refrigerated Warehousing ...............                         --                     --                  --                  --
  Healthcare .............................                         --                     --                  --                  --
  Other ..................................                         --                     --                  --                  --
                                             ------------------------    -------------------   -----------------   -----------------
  Total Depreciation and Amortization ....   $              3,658,686    $           493,778   $       1,367,579   $       1,166,102
                                             ========================    ===================   =================   =================

Equity in Income (Loss) of Equity
Method Investees:
   Equipment Sales and Leasing ...........   $                     --    $                --   $              --   $              --
   Hospitality ...........................                      9,239                     --                  --                  --
   Land Development ......................                  2,553,400                     --                  --                  --
   Refrigerated Warehousing ..............                     36,000                     --                  --                  --
   Healthcare ............................                (19,610,000)                    --                  --                  --
   Other .................................                         --                     --                  --                  --
                                             ------------------------    -------------------   -----------------   -----------------
Total Equity In Income (Loss) of
   Equity Method Investees ...............   $            (17,011,361)   $                --   $              --   $              --
                                             ========================    ===================   =================   =================

Capital Expenditures:
  Equipment Sales and Leasing ............   $              8,613,424    $         1,067,185   $       4,375,793   $       2,634,559
  Hospitality ............................                    609,413                     --                  --                  --
  Land Development .......................                  3,820,480                     --                  --                  --
  Refrigerated Warehousing ...............                         --                     --                  --                  --
  Healthcare .............................                         --                     --                  --                  --
  Other ..................................                         --                     --                  --                  --
                                             ------------------------    -------------------   -----------------   -----------------
  Total Capital Expenditures .............   $             13,043,317    $         1,067,185   $       4,375,793   $       2,634,559
                                             ========================    ===================   =================   =================

Identifiable Assets:
  Equipment Sales and Leasing ............   $             27,843,022                          $      17,482,733   $      13,230,016
  Hospitality ............................                 39,145,825                                         --                  --
  Land Development .......................                328,278,985                                         --                  --
  Refrigerated Warehousing ...............                161,850,800                                         --                  --
  Healthcare .............................                  5,390,000                                         --                  --
  Other ..................................                 23,468,444                                         --                  --
                                             ------------------------                          -----------------   -----------------
  Total Identifiable Assets ..............   $            585,977,076                          $      17,482,733   $      13,230,016
                                             ========================                          =================   =================

17. RELATED PARTY TRANSACTIONS:

   INTERCOMPANY AGREEMENT

      Crescent Operating and Crescent Partnership have entered into the Intercompany Agreement to provide each other with rights to participate in certain transactions. The Intercompany Agreement provides, subject to certain terms, that Crescent Partnership will provide Crescent Operating with a right of first refusal to become the lessee of any real property acquired by Crescent Partnership if Crescent Partnership determines that, consistent with Crescent Equities' status as a REIT, it is required to enter into a "master" lease arrangement. Crescent Operating's right of first refusal under the Intercompany Agreement is conditioned upon the ability of Crescent Operating and Crescent Partnership to negotiate a mutually satisfactory lease arrangement and Crescent Partnership must have determined, in its sole discretion, that Crescent Operating is qualified to be the lessee. For example, Crescent Equities generally would be required, consistent with its status as a REIT, to enter into a master lease arrangement as to hotels and behavioral healthcare facilities. In general, a master lease arrangement is an arrangement pursuant to which an entire property or project (or a group of related properties or projects) is leased to a single lessee. As to opportunities for Crescent Operating to become the lessee of any assets under a master lease arrangement, the Intercompany Agreement provides that Crescent Partnership must provide Crescent Operating with written notice of the lessee opportunity. During the 30 days following such notice, Crescent Operating has a right of first refusal with regard to the offer to become a lessee and the right to negotiate with Crescent Partnership on an exclusive basis regarding the terms and conditions of the lease. If a mutually satisfactory agreement cannot be reached within the 30-day period (or such longer period to which Crescent Operating and Crescent Partnership may agree), Crescent Partnership may offer the opportunity to others for a period of one year thereafter before it must again offer the opportunity to Crescent Operating, in accordance with the procedures specified above. In practice, the fast-paced acquisitions of Crescent Partnership have required Crescent Operating to waive the 30-day period. Crescent Partnership may, in its discretion, offer any investment opportunity other than a lessee opportunity to Crescent Operating, upon such notice and other terms as Crescent Partnership may determine. Crescent Operating has been offered lessee and other opportunities for the 42.5% general partner interest in Woodlands Operating, the Ventana Country Inn, the Four Seasons Hotel in Houston, the two-thirds interest in the Houston Center Athletic Club Venture and all of the voting stock (representing 5% of the equity) in Desert Mountain Development, The Woodlands Land Company, Inc. and Crescent CS Holdings Corp. and Crescent CS Holdings II Corp. (which hold interests in Desert Mountain, Woodlands Land Development Company, URS Logistics and Americold Corporation, respectively). Crescent Operating has accepted each of these opportunities following negotiation of terms with Crescent Partnership and review by the Intercompany Committee of the Board of Directors, a committee whose membership consists of directors unassociated with Crescent Partnership or Crescent Equities.

      Under the Intercompany Agreement, Crescent Operating has agreed not to acquire or make (i) investments in real estate which, for purposes of the Intercompany Agreement, includes the provision of services related to real estate and investment in hotel properties, real estate mortgages, real estate derivatives or entities that invest in real estate assets or (ii) any other investments that may be structured in a manner that qualifies under the federal income tax requirements applicable to REITs, unless it has provided written notice to Crescent Partnership of the material terms and conditions of the acquisition or investment opportunity, and Crescent Partnership has determined not to pursue such acquisitions or investments either by providing written notice to Crescent Operating rejecting the opportunity within 10 days from the date of receipt of notice of the opportunity or by allowing such 10-day period to lapse. Crescent Operating also has agreed to assist Crescent Partnership in structuring and consummating any such acquisitions or investments which Crescent Partnership elects to pursue, on terms determined by Crescent Partnership. In addition, Crescent Operating has agreed to notify

   Crescent Partnership of, and make available to Crescent Partnership, investment opportunities developed by Crescent Operating, or of which Crescent Operating becomes aware but is unable or unwilling to pursue. Crescent Operating has not yet notified Crescent Partnership of any such opportunities.

   OTHER TRANSACTIONS

      Effective July 31, 1997, Crescent Operating purchased RoseStar from Gerald Haddock, John Goff and Sanjay Varma. Mr. Haddock is the President, Chief Executive Officer and Mr. Goff is the Vice-Chairman and director of each Crescent Operating and Crescent Equities. Mr. Varma is a Vice President of Crescent Operating and President of the Hospitality division of Crescent Operating and together with his wife Johanna Varma, are the principals of The Varma Group, a corporation that provides asset management services to RoseStar and COI Hotel.

      The Company leases full service hotels and destination health and fitness resorts from Crescent Partnership, or other subsidiaries of Crescent Equities, under operating leases. Crescent Partnership has agreed to fund all capital expenditures relating to furniture, fixtures and equipment reserves required under applicable management agreements on all properties except for Canyon Ranch-Tucson. Total rent expense related to these leases totaled approximately $16.7 million for the period from May 9, 1997 to December 31, 1997.

      Crescent Operating has entered into a one-year contract (subject to automatic renewal for one-year terms unless terminated by either party 60 days prior to any anniversary date of the contract) with Petroleum Financial Inc. a company owned by Jeffrey L. Stevens, the Chief Operating Officer, Secretary and Director of the Company, pursuant to which Petroleum Financial Inc. provides certain services to Crescent Operating. These services include accounting services, review or initial preparation of reports required to be filed, reports to shareholders, and similar matters. Crescent Operating will pay Petroleum Financial Inc. in monthly or quarterly installments based on certain costs incurred by Petroleum Financial Inc., plus 5%.

      The Company has various debt instruments payable to Crescent Partnership with an aggregate amount outstanding at December 31, 1997 of $231.9 million. See Note 8 for additional information.

      The primary source of repayment of the NationsBank line of credit is anticipated to be a future equity offering, which the Company has agreed to use its best efforts to complete prior to maturity of the loan in August 1998 or 1999. The Company has obtained an agreement from Richard Rainwater, Gerald Haddock and John Goff (each a stockholder, director and/or officer of the Company) which provides that, if the Company does not raise from an equity offering funds sufficient to pay the NationsBank line of credit when due (a "Successful Offering"), each of Messrs. Rainwater, Haddock and Goff jointly and severally agree to purchase the number of additional shares of the Company's Common Stock necessary to fund repayment of the NationsBank line of credit. The Company has agreed to sell such additional shares of common stock to Messrs. Rainwater, Haddock, and Goff at a price equal to the average closing bid price of the Company's common stock during the 10 days immediately preceding the date NationsBank notifies Messrs. Rainwater, Haddock and Goff that the Company has not completed a Successful Offering prior to maturity of the NationsBank line of credit.

      As part of the Company's acquisition of the Carter-Crowley Asset Group, the Company acquired a 12.38% limited partner interest in Dallas Basketball Limited (the "DBL Interest"), the partnership that owns the Dallas Mavericks. As of June 11, 1997, the Company sold the DBL Interest, for approximately $12.5 million, to a corporation wholly owned by Crescent Partnership.

18. SUBSEQUENT EVENTS:

      On March 25, 1998, the Company was offered by Crescent Partnership the opportunity to acquire an interest in certain acreage on which the sports arena is to be erected in Dallas, Texas for the Dallas Mavericks, a National Basketball Association club, and the Dallas Stars, a National Hockey League club, along with interest in certain surrounding acreage that may be developed for commercial purposes as well as an equity interest in the sports arena. The Intercompany Committee of the Board of Directors has approved the Company's acceptance of the offer, subject to negotiation of satisfactory terms.

      Effective March 3, 1998, Crescent Operating signed a definitive agreement (the "Equity Purchase Agreement") to acquire from Charter Behavioral Health Systems, Inc. ("Charter Inc.") its 50% membership interest (the "Interest") in CBHS, the nation's largest provider of inpatient behavioral health care. Under the Equity Purchase Agreement, Crescent Operating has agreed to issue to Charter Inc., a subsidiary of Magellan, $30 million in registered Crescent Operating common stock in consideration of the sale of the Interest.

      Also, effective March 3, 1998, CBHS signed a definitive agreement (the "Purchase Agreement") to acquire from Magellan and certain direct and indirect subsidiaries of Magellan (collectively, the "Sellers"), for a purchase price of $280 million, equity interests in certain entities and the assets of certain staff model clinics. Under the terms of the Purchase Agreement, approximately $78 million of annual franchise fees currently paid by CBHS to Magellan or its subsidiaries, would be eliminated. If CBHS is not able to obtain funds to complete the purchase, which results in (i) the transactions contemplated by the Purchase Agreement are not consummated within the time periods specified in the Purchase Agreement or (ii) the Purchase Agreement is terminated, Crescent Operating has agreed to pay to Magellan a termination fee in the amount of $5.0 million ($2.5 million of which would be payable in cash and $2.5 million of which would be payable in shares of Crescent Operating common stock).

      On February 25, 1998, the Company signed a letter of intent to purchase certain assets of Central Texas Equipment Co., a company which is engaged in construction sales, leasing and servicing, for a purchase price of approximately $6.1 million. Crescent Operating anticipates that the purchase price will be comprised of 50% cash and 50% restricted shares of Crescent Operating common stock. The transaction is subject to a number of customary conditions.

      On February 4, 1998, The Ventana Country Inn closed its operations due to a landslide that washed out Highway 1, the major access road to the property. Management expects Highway 1 and the Ventana Country Inn to be re-opened by May 1, 1998 although there can be no assurance that there will not be unforeseen delays. The Company's loss is partially covered by its business interruption insurance although management estimates that the Company's uninsured portion of the loss will be in the range of $100,000 to $350,000.

      On January 23, 1998, a subsidiary of the Company signed a 10 year lease agreement with Crescent Partnership for the Austin Omni Hotel. The Austin Omni Hotel is a 314-room full-service hotel located approximately four blocks from the State Capital Building in Austin, Texas. The terms of the lease agreement are generally consistent with other hospitality leases with Crescent Partnership.

      On January 16, 1998, Crescent Equities entered into a plan of merger pursuant to which Station Casinos, Inc. ("Station") will merge (the "Merger") with and into Crescent Equities. As part of the transactions associated with the Merger, it is presently anticipated that certain operating assets and employees of Station will be transferred to a limited liability company (the "LLC") immediately prior to the Merger. While Crescent Operating has not been offered a member interest in the LLC, Crescent Equities has stated that it intends to offer such interest in the LLC to Crescent Operating. The Station Merger has not been finalized and consummation is subject to various conditions, including, among other customary conditions, (i) obtaining the requisite consents and approvals of governmental and other entities, (ii) obtaining the approval of Station common stockholders, (iii) the effectiveness of the registration statement to be filed in connection with the Station Merger and (iv) the execution by Station management of certain ancillary agreements. There can be no assurances that Crescent Operating will accept the interest in the LLC or that the Merger will be consummated.

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):


                                                                                 Period Ended December 31, 1997
                                                                         -----------------------------------------------
                                                                          Second (1)          Third            Fourth
                                                                         ------------      -----------      ------------
   Revenues ........................................................     $  1,707,580      $31,353,190       123,821,351
   Income (loss) from operations ...................................          282,698           23,769        (1,298,093)
   Income (loss) before minority interests and income taxes ........         (261,978)      (7,783,645)      (12,940,877)
   Minority interests ..............................................               --               --          (566,077)
   Income tax provision ............................................               --               --           612,641
   Net loss ........................................................         (261,978)      (7,783,645)      (14,119,595)
   Basic and diluted loss per share ................................             (.02)            (.71)            (1.27)


   (1) Amounts include operations of the Company from May 9, 1997 (the date the Company began activity) through June 30, 1997.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE MEMBERS OF
CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC

       We have audited the accompanying consolidated balance sheet of Charter Behavioral Health Systems, LLC (a Delaware limited liability corporation) and subsidiaries as of September 30, 1997, and the related consolidated statement of operations, changes in members' capital and cash flows for the period June 17, 1997 to September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

       We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charter Behavioral Health Systems, LLC and subsidiaries as of September 30, 1997, and the results of their operations and their cash flows for the period June 17, 1997 to September 30, 1997 in conformity with generally accepted accounting principles.

       Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                      ARTHUR ANDERSEN LLP

Atlanta, Georgia
November 14, 1997

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997

                                 (In thousands)


                                     ASSETS



Current Assets:
   Cash and cash equivalents ...............................     $  23,443
   Accounts receivable, less allowance for doubtful accounts
      of $17,605 ...........................................       107,961
   Accounts receivable due from Magellan ...................         5,090
   Supplies ................................................         2,313
   Prepaid expenses ........................................         9,385
   Other current assets ....................................           345
                                                                 ---------
      Total Current Assets .................................       148,537

Property and Equipment:
   Buildings and improvements ..............................        11,879
   Equipment ...............................................         7,121
                                                                 ---------
                                                                    19,000
   Accumulated depreciation ................................          (662)
                                                                 ---------
                                                                    18,338
   Construction in progress ................................            86
                                                                 ---------
      Total Property and Equipment .........................        18,424

Other long-term assets .....................................         6,471

Goodwill, net of accumulated amortization of $3 ............           286

Deferred financing fees, net of accumulated
   amortization of $115 ....................................         1,876
                                                                 ---------

                                                                 $ 175,594
                                                                 =========

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997

                                 (In thousands)


                        LIABILITIES AND MEMBERS' CAPITAL



Current Liabilities:
       Accounts payable ............................  $  34,864
       Accrued liabilities .........................     33,578
       Current maturities of long-term debt and
         capital lease obligations .................         55
                                                      ---------
            Total Current Liabilities ..............     68,497

Long-Term Debt and Capital Lease Obligations .......     65,860

Deferred Rent ......................................      4,759

Reserve for Unpaid Claims ..........................      2,686

Minority Interest and Other Long-Term Liabilities...         36

Members' Capital:
       Preferred interests .........................     35,000
       Common interests ............................     15,000
       Accumulated  deficit ........................    (16,244)
                                                      ---------
            Total Members' Capital .................     33,756
                                                      ---------

                                                      $ 175,594
                                                      =========



           The accompanying Notes to Consolidated Financial Statements are an integral part of this balance sheet.

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE 106 DAYS ENDED SEPTEMBER 30, 1997

                                 (In thousands)



Net revenue .............................................  $ 213,730
                                                           ---------
Costs and expenses:
       Salaries, supplies and other operating expenses...    170,619
       Franchise fees - Magellan ........................     22,739
       Crescent lease expense ...........................     16,919
       Bad debt expense .................................     17,437
       Depreciation and amortization ....................        668
       Interest, net ....................................      1,592
                                                           ---------
            Total costs and expenses ....................    229,974
                                                           ---------
Net loss ................................................  $ (16,244)
                                                           =========



           The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC
              CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' CAPITAL
                    FOR THE 106 DAYS ENDED SEPTEMBER 30, 1997

                                 (In thousands)



                                          PREFERRED INTERESTS    COMMON INTERESTS                  TOTAL
                                          -------------------   -------------------  ACCUMULATED  MEMBERS'
                                            COI      MAGELLAN     COI      MAGELLAN   DEFICIT     CAPITAL
                                          --------   --------   --------   --------  -----------  --------
Additions (Deductions):
   Issuance of cumulative redeemable
     preferred interest ....              $ 17,500   $ 17,500   $   --     $   --     $   --      $ 35,000
   Capital contributions ...                  --         --        7,500      7,500       --        15,000
   Net loss ................                  --         --         --         --      (16,244)    (16,244)
                                          --------   --------   --------   --------   --------    --------

Balances, September 30, 1997              $ 17,500   $ 17,500   $  7,500   $  7,500   $(16,244)   $ 33,756
                                          ========   ========   ========   ========   ========    ========



          The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE 106 DAYS ENDED SEPTEMBER 30, 1997

                                 (In thousands)



Cash Flows From Operating Activities
       Net loss .......................................................     $ (16,244)
                                                                            ---------
         Adjustments to reconcile net loss to net cash used in
              operating activities:
         Gain on sale of assets .......................................          (355)
         Depreciation and amortization ................................           668
         Non-cash interest expense ....................................           115
         Cash flows from changes in assets and  liabilities,
              net of effects from sales and acquisitions of businesses:
                Accounts receivable, net ..............................       (98,504)
                Account receivable due from Magellan ..................        (5,090)
                Other current assets ..................................        (5,089)
                Other long-term assets ................................        (4,565)
                Accounts payable and accrued liabilities ..............        53,458
                Accrued interest payable ..............................           333
                Deferred rent .........................................         4,759
                Reserve for unpaid claims .............................         2,686
                Other liabilities .....................................            (3)
                                                                            ---------
                Total adjustments .....................................       (51,587)
                                                                            ---------
                     Net cash used in operating activities ............       (67,831)
                                                                            ---------

Cash Flows From Investing Activities
       Capital expenditures ...........................................          (149)
       Purchase of information systems equipment from Magellan ........        (5,000)
       Purchase of net assets from Magellan ...........................       (11,288)
                                                                            ---------
                     Net cash used in investing activities ............       (16,437)
                                                                            ---------

Cash Flows From Financing Activities
       Payments on debt and capital lease obligations .................           (16)
       Proceeds from issuance of debt, net of issuance costs ..........        98,009
       Proceeds from capital contributions - COI ......................         7,500
       Proceeds from capital contributions - Magellan .................         2,218
                                                                            ---------
                     Net cash provided by financing activities ........       107,711
                                                                            ---------

Net increase in cash and cash equivalents .............................        23,443
Cash and cash equivalents at beginning of period ......................          --
                                                                            ---------
Cash and cash equivalents at end of period ............................     $  23,443
                                                                            =========



          The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

       The consolidated financial statements of Charter Behavioral Health Systems, LLC, a Delaware limited liability corporation, ("CBHS" or the "Company") include the accounts of the Company and its subsidiaries except where control is temporary or does not rest with the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

       The Company provides behavioral healthcare services in the United States. The Company's principal services include inpatient treatment, day and partial hospitalization services, group and individual outpatient treatment and residential services.

       On June 17, 1997 the Company began operations pursuant to a series of transactions (the "Crescent Transactions") between Magellan Health Services, Inc. ("Magellan"), Crescent Real Estate Equities Limited Partnership ("Crescent") and Crescent Operating, Inc., an affiliate of Crescent ("COI"). The Crescent Transactions provided for the following:

- Magellan sold to Crescent 80 behavioral healthcare facilities (76 operating and four held for sale) ("Purchased Facilities") and related medical office buildings formerly operated by Magellan.

- Magellan and COI formed the Company to operate the Purchased Facilities and the Contributed Facilities (defined below) (together the "Facilities"). The Company is owned equally by Magellan and COI.

- Magellan contributed to the Company certain property and intangible rights used in connection with the Facilities in exchange for its equity interest in CBHS. The property that was contributed by Magellan included five acute care psychiatric hospitals and other ancillary facilities that Magellan leased from third parties (together the "Contributed Facilities"). The Company also purchased certain assets from Magellan relating to Magellan's information systems subsidiary for $5 million.

- CBHS entered into a service agreement with Magellan pursuant to which the Company manages Magellan's interest in certain joint ventures with unaffiliated third parties, including joint ventures that operate or manage ten behavioral healthcare facilities. Magellan is the general partner or managing entity of such joint ventures.

- CBHS leased the Purchased Facilities from Crescent under a 12-year lease (subject to renewal). CBHS pays annual base rent to Crescent, which is initially $41.7 million and increases at 5% compounded annually (See
       Note 2).

- CBHS and certain of its subsidiaries entered into franchise agreements with Magellan pursuant to which CBHS and such subsidiaries operate using the "CHARTER" name, services and protocols and pay to Magellan annual franchise fees, subject to increase, of approximately $78.3 million (See Note 7). The franchise fees due Magellan are subordinate to the payment of rent due Crescent.

- Both Magellan and COI contributed an additional $2.5 million in cash to the capital of CBHS. In addition, each made a commitment to loan CBHS up to $17.5 million each, for a period of 5 years. Such loans were made to CBHS by each for $17.5 million ("Member Loans") and, effective September 30, 1997, were converted to cumulative redeemable preferred interests (See Note 8).

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NET REVENUE

       Patient net revenue is based on established billing rates, less estimated allowances for patients covered by Medicare and other contractual reimbursement programs, and discounts from established billing rates. Amounts received by the Company for treatment of patients covered by Medicare and other contractual reimbursement programs, which may be based on cost of services provided or predetermined rates, are generally less than the established billing rates of the Company's hospitals. Final determination of amounts earned under contractual reimbursement programs is subject to review and audit by the applicable agencies. Management believes that adequate provision has been made for any adjustments that may result from such reviews.

ADVERTISING COSTS

       The production costs of advertising are expensed as incurred. The Company does not consider any of its advertising costs to be direct-response and, accordingly, does not capitalize such costs. Advertising costs consist primarily of radio and television air time, which is amortized as utilized, and printed media services. Advertising expense was approximately $6.4 million for the 106 days ended September 30, 1997.

CHARITY CARE

       The Company provides healthcare services without charge or at amounts less than its established rates to patients who meet certain criteria under its charity care policies. Because the Company does not pursue collection of amounts determined to be charity care, they are not reported as revenue. For the 106 days ended September 30, 1997, the Company provided, at its established billing rates, approximately $5.3 million of such care.

INTEREST, NET

       The Company records interest expense net of interest income. Interest income for the 106 days ended September 30, 1997 was approximately $0.2 million.

CASH AND CASH EQUIVALENTS

       Cash equivalents are short-term, highly liquid interest-bearing investments with a maturity of three months or less when purchased, consisting primarily of money market instruments.

CONCENTRATION OF CREDIT RISK

       Accounts receivable from patient revenue subject the Company to a concentration of credit risk with third party payors that include insurance companies, managed healthcare organizations and governmental entities. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific payors, historical trends and other information. Management believes the allowance for doubtful accounts is adequate to provide for normal credit losses.

PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost. Expenditures for renewals and improvements are charged to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Amortization of capital lease assets is included in depreciation expense. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally 10 to 30 years for buildings and improvements and three to ten years for equipment. Depreciation expense was $0.7 million for the 106 days ended September 30, 1997.

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997

INTANGIBLE ASSETS

       Intangible assets are composed principally of goodwill and deferred financing costs. Goodwill represents the excess of the cost of businesses acquired over the fair value of the net identifiable assets at the date of acquisition and is amortized using the straight-line method over 25 years. Deferred financing costs are the costs incurred by the Company to obtain its revolving credit agreement (See Note 2), and are amortized over the term of the related agreement (5 years).

       The Company continually monitors events and changes in circumstances that could indicate carrying amounts of intangible assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amount of intangible assets may not be recoverable, the Company assesses the recoverability of intangible assets by determining whether the carrying value of such intangible assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. No impairment losses on intangible assets were recorded by the Company during the 106 days ended September 30, 1997.

2. LONG-TERM DEBT AND LEASE OBLIGATIONS

       Information with regard to the Company's long-term debt and capital lease obligations at September 30, 1997 is as follows (in thousands):

                                                                September 30,
                                                                    1997
                                                                  --------
Revolving Credit Agreement due through 2002
       (6.906% to 6.938%) .....................................   $ 65,000
10.5% Capital lease obligations due through 2007  .............        915
                                                                  --------
                                                                    65,915
       Less amounts due within one year  ......................         55
                                                                  ========
                                                                  $ 65,860
                                                                  ========


       The aggregate scheduled maturities of long-term debt and capital lease obligations during the five years subsequent to September 30, 1997 are as follows (in thousands): 1998---$55; 1999---$62; 2000---$68; 2001---$76 and
2002---$65,084.

REVOLVING CREDIT AGREEMENTS

       On June 17, 1997, the Company entered into a Credit Agreement (the "Revolving Credit Agreement") with certain financial institutions for a five-year senior secured revolving credit facility in an aggregate committed amount of $100 million.

       The maximum amount allowed to be borrowed under the Revolving Credit Agreement is based on a working capital calculation. At September 30, 1997, the Company had approximately $4.3 million available for borrowing under the Revolving Credit Agreement. The Revolving Credit Agreement is secured by the tangible and intangible personal property, including accounts receivable, owned by the Company.

       The loans outstanding under the Revolving Credit Agreement bear interest (subject to certain potential adjustments) at a rate per annum equal to one, two, three or six-month LIBOR plus 1.25% or the Alternative Base Rate ("ABR"), as defined, plus .25%. Interest on ABR loans is payable at the end of each fiscal quarter. Interest on LIBOR-based loans is payable at the end of their respective terms, but a minimum of every three months.

COVENANTS

       The Revolving Credit Agreement contains a number of restrictive covenants, which, among other things, limit the ability of the Company and certain of its subsidiaries to incur other indebtedness, engage in transactions with affiliates, incur liens, make certain restricted payments, and enter into certain business combinations.

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997

       The Revolving Credit Agreement also requires the Company to maintain certain specified financial ratios. The Company was in compliance with all debt covenants under the Revolving Credit Agreement at September 30, 1997. Budget projections prepared by management for the fiscal year ending September 30, 1998 estimate that the Company will be in compliance with all debt covenants under the Revolving Credit Agreement during fiscal 1998. Management believes that its budget projections for fiscal 1998 are reasonable and achievable, however, there can be no assurances that such projections will be achieved. If the Company were to fail to achieve such budget projections during fiscal 1998, the Company could become in noncompliance with certain debt covenants resulting in an event of default under the Revolving Credit Agreement.

CRESCENT LEASE

       The Company leases the Purchased Facilities from Crescent under an initial twelve year lease term with four renewal terms of five years each. The lease requires the Company to pay all maintenance, property tax and insurance costs.

       The base rent for the first year of the initial term is $41.7 million and increases at 5% compounded annually. The Company accounts for the Crescent Lease as an operating lease and accordingly, records base rent expense on a straight-line basis over the lease term. The Company is required to pay Crescent in each lease year additional rent of $20.0 million, $10.0 million of which must be used for capital expenditures each year and $10.0 million to pay property taxes, insurance premiums and franchise fees. Such additional rent amounts are included in the future minimum lease payments disclosed below.

OTHER LEASES

       The Company also leases certain of its operating facilities, other than the Purchased Facilities. The book value of capital leased assets was approximately $4.5 million at September 30, 1997. The leases, which expire at various dates through 2027, generally require the Company to pay all maintenance, property tax and insurance costs.

       At September 30, 1997, aggregate amounts of future minimum payments under operating leases were as follows: 1998---$65.4 million; 1999---$66.4 million; 2000---$67.6 million; 2001---$69.5 million; 2002---$71.8 million;
subsequent to 2002---$556.0 million.

       Rent expense for the 106 days ended September 30, 1997 was $20.4 million.

3. ACCRUED LIABILITIES

       Accrued liabilities consist of the following (in thousands):

                    SEPTEMBER 30,
                        1997
                    -------------
Salaries and wages     $18,220
Property taxes ...       4,874
Interest .........         333
Other ............      10,151
                       -------
                       $33,578
                       =======

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997

4. SUPPLEMENTAL CASH FLOW INFORMATION

       Supplemental cash flow information for the 106 days ended September 30, 1997 is as follows (in thousands):

                                                                    106 DAYS ENDED
                                                                     SEPTEMBER 30,
                                                                          1997
                                                                    --------------
Interest paid ......................................................   $ 1,291
Non-cash transactions:
  Exchange of debt for cumulative preferred interest - COI .........    17,500
  Exchange of debt for cumulative preferred interest - Magellan ....    17,500
  Initial capital contribution from Magellan, primarily property and
       equipment less assumed liabilities ..........................     5,282
  Account receivable for the sale of facility ......................       386


5.  DIVESTITURES

       On September 30, 1997 the Company sold the operations of a 60 bed behavioral healthcare hospital for $422,000. Proceeds from the sale were not received until October 2, 1997. The transaction resulted in a gain of $355,000.

6.  BENEFITS PLANS

       The Company has a defined contribution retirement plan (the "CBHS 401-K Plan"). Employee participants can elect to voluntarily contribute up to 15% of their compensation to the CBHS 401-K Plan. The Company will make contributions to the CBHS 401-K Plan based on employee compensation and contributions. The Company makes a discretionary contribution of 2% of each employee's compensation and matches 50% of each employee's contribution up to 3% of their compensation.

7.  FRANCHISE FEES - MAGELLAN

       The Company and certain of its subsidiaries entered into franchise agreements with Magellan pursuant to which CBHS and such subsidiaries operate using the "CHARTER" name, services and protocols. The franchise agreements provide, among other things, that:

- Magellan agrees to use its commercially reasonable best efforts, subject to applicable law, to cause such subsidiaries to have "preferred provider" status in connection with Magellan's managed behavioral healthcare business on a basis substantially consistent with existing agreements for such business.

- Magellan agrees to operate or provide a toll free "800" telephone number, and call center as a means of assisting customers to locate the places of business of franchisees.

- Franchisees were granted a right to a defined territory to engage in the business of providing behavioral healthcare business, as defined.

- Magellan will provide franchisees with the following assistance: (i) advertising and marketing assistance including consultation, access to media buying programs and access to broadcast and other advertising materials produced by Magellan from time to time for franchisees; (ii) risk management services, including risk financial planning, loss control and claims management; (iii) outcomes monitoring; (iv) national and regional contracting services; and (v) consultation by telephone or at the Magellan offices with respect to matters relating to the franchisee's business in which Magellan has expertise, including reimbursement, government relations, clinical strategies, regulatory matters, strategic planning and business development.

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997

       Franchise fees payable by the Company are the greater of (i) $78.3 million, subject to increases for inflation; or (ii) $78.3 million, plus 3% of gross revenues over $1 billion and not exceeding $1.2 billion and 5% of gross revenues over $1.2 billion.

       The initial term of the franchise agreements is 12 years with four renewal terms of five years each.

8.  CUMULATIVE REDEEMABLE PREFERRED INTEREST

       Effective September 30, 1997, Magellan and COI each agreed to exchange their respective Member Loans for cumulative redeemable preferred interest ("Preferred Interest") in the Company. The Preferred Interest is callable in whole at the Company's option on or after April 1, 1998, at an amount equal to the initial amount plus all accrued dividends thereon. Each holder of Preferred Interest receives preferential allocation of the Company's profits computed at 10% per annum on a cumulative basis, compounded monthly. In addition, each Preferred Interest has a similar preferred position in the event of dissolution of the Company.

9.  COMMITMENTS AND CONTINGENCIES

       The Company carries general and professional liability insurance from an unrelated commercial insurance carrier with a self insured retention of $1.5 million per occurrence and $8.8 million in the aggregate, on a claims made basis. In addition, the Company has an umbrella policy with coverage up to $125 million per occurrence and in the aggregate.

       Certain of the Company's subsidiaries are subject to or parties to claims, civil suits and governmental investigations and inquiries relating to their operations and certain alleged business practices. In the opinion of management, based on consultation with counsel, resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

10.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       John C. Goff is the Chairman of CBHS and the Vice Chairman of both Crescent and COI.

       As part of the Crescent Transactions, (i) certain items of working capital were purchased from Magellan and (ii) the Company agreed to collect Magellan's patient accounts receivable outstanding as of the closing date for a fee of 5% of cash collections. Included in net revenues for the 106 days ended September 30, 1997 are approximately $5.0 million of collection fee revenues.

              The Company has a receivable due from Magellan as of September 30, 1997 of approximately $5.1 million. This receivable results from (i) amounts due for the management of Magellan's joint ventures, (ii) amounts due for the collection fee on Magellan's patient account receivable and (iii) receivable for the settlement of working capital related matters.

       SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                CRESCENT OPERATING, INC. (PARENT COMPANY)

                         CONDENSED BALANCE SHEET


                                                              December 31, 1997
                                                              -----------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                   $         398,138
  Intercompany                                                        1,115,570
  Prepaid expenses and other current assets                               7,789
                                                              -----------------
     Total current assets                                             1,521,497
                                                              -----------------

INVESTMENTS                                                          52,501,451
                                                              -----------------

TOTAL ASSETS                                                  $      54,022,948
                                                              =================

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                       $       1,085,107
  Accounts payable - CEI                                                899,638
  Current portion of long term debt - CEI                            13,725,000
  Current portion of long term debt                                  15,000,000
                                                              -----------------
     Total current liabilities                                       30,709,745

LONG-TERM DEBT, NET OF CURRENT PORTION                               25,980,000

     Total liabilities                                               56,689,745
                                                              -----------------


SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.01 par value,
       10,000,000 share authorized, no
       shares issued or outstanding                                          --
  Common stock, $.01 par value,
       22,500,000 shares authorized,
       11,211,094 shares outstanding                                    112,111
  Additional paid-in capital                                         14,255,423
  Deferred compensation on restricted shares                           (262,500)
  Retained deficit                                                  (16,771,831)
                                                              -----------------
     Total shareholders' equity (deficit)                            (2,666,797)
                                                              -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)          $      54,022,948
                                                              =================


          See accompanying notes to the condensed financial statements.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    CRESCENT OPERATING, INC. (PARENT COMPANY)

                        CONDENSED STATEMENT OF OPERATIONS


                                                            For the Period from
                                                               May 9, 1997 to
                                                             December 31, 1997
                                                            -------------------
COSTS AND EXPENSES

General and administrative expenses                         $         1,764,978
Interest expense                                                      2,783,669
Interest income                                                        (241,414)
Other income                                                           (110,252)
                                                            -------------------

     Total costs and expenses                                         4,196,981
                                                            -------------------



INVESTMENT (INCOME) LOSS                                             12,574,850
                                                            -------------------


NET LOSS                                                    ($       16,771,831)
                                                            ===================


          See accompanying notes to the condensed financial statements.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    CRESCENT OPERATING, INC. (PARENT COMPANY)

                        CONDENSED STATEMENT OF CASH FLOWS


                                                            For the Period from
                                                               May 9, 1997 to
                                                             December 31, 1997
                                                            -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $       (16,771,831)
  Adjustments to reconcile net loss
   to net cash provided by operating activities
    Equity in loss of unconsolidated subsidiaries                    19,573,533
    Gain on sale of partnership                                        (110,252)
    Changes in assets and liabilities, net of
     effects of acquisitions:
      Intercompany                                                   (1,115,570)
      Prepaid expenses and current assets                                (7,789)
      Accounts payable and accrued expenses                           1,084,107
      Accounts payable - CEI                                            899,638
                                                            -------------------
        Cash provided by operating activities                         3,551,836
                                                            -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of partnership                                  12,550,000
  Cash paid for investments, net of cash received                   (82,174,732)
                                                            -------------------
        Cash used in investing activities                           (69,624,732)
                                                            -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of long term debt - CEI                                   58,657,515
  Proceeds of long term debt                                         15,000,000
  Payments on long term debt - CEI                                  (18,952,515)
  Capital contributions received                                     14,100,000
  Dividends paid                                                     (2,380,000)
  Cash received on stock options exercised                               45,034
                                                            -------------------
        Cash provided by financing activities                        66,470,034
                                                            -------------------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                                      397,138

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                     1,000
                                                            -------------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                             $           398,138
                                                            ===================


         See accompanying notes to the condensed financial information.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    CRESCENT OPERATING, INC. (PARENT COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION

     Crescent Operating, Inc.'s (the "Company") investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The Company's share of net income (loss) of its unconsolidated subsidiaries is included in consolidated income (loss) using the equity method. The parent company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

            SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS - CBHS

                                 (IN THOUSANDS)


                                                                        ADDITIONS
                                                             --------------------------------
                                                                                CHARGED TO
                                              BALANCE AT      CHARGED TO           OTHER                              BALANCE AT
                                              BEGINNING        COSTS AND         ACCOUNTS-         DEDUCTIONS-            END
             CLASSIFICATION                   OF PERIOD         EXPENSE          DESCRIBE           DESCRIBE           OF PERIOD
------------------------------------------  --------------   --------------    --------------     --------------     ---------------
106 days ended September 30, 1997:
    Allowance for doubtful accounts ......              --           17,437                39 (A)            843 (B)         17,605
                                                                                          972 (C)
                                             -------------   --------------    --------------     --------------     --------------
                                             $          --   $       17,437    $        1,011     $          843     $       17,605
                                             =============   ==============    ==============     ==============     ==============



-------------------

(A)  Recoveries of amounts previously charged to income.
(B)  Accounts written off.
(C) Allowance for doubtful accounts assumed in purchase of net assets from Magellan.

                              INDEX TO EXHIBITS

        Exhibit
        Number   Description of Exhibits
        ------   -----------------------
        3.1*     First Amended and Restated Certificate of Incorporation
        3.2*     First Amended and Restated Bylaws
        4.1*     Specimen stock certificate
        4.2*     Preferred Share Purchase Rights Plan
        10.1*    Amended Stock Incentive Plan
        10.2     Intercompany Agreement between Crescent Operating Inc. and
                 Crescent Real Estate Equities Limited Partnership (filed as
                 Exhibit 10.2 to the Quarterly report on Form 10-Q for the
                 Quarter Ended June 30, 1997 of Crescent Operating, Inc. and
                 incorporated herein by reference)
        10.3     Amended and Restated Operating Agreement of Charter Behavioral
                 Health Systems, L.L.C. (filed as Exhibit 10.3 to the Quarterly
                 Report on Form 10-Q of Crescent Operating, Inc. for the
                 Quarter Ended June 30, 1997 and incorporated herein by
                 reference)
        10.5**   Amended and Restated Credit and Security Agreement, dated as of May 30, 1997, between Crescent Real Estate Equities Limited
                 Partnership and Crescent Operating, Inc. together with related
                 Note
        10.6**   Line of Credit and Security Agreement, dated as of May 21,
                 1997, between Crescent Real Estate Equities Limited
                 Partnership and Crescent Operating, Inc. together with related
                 Line of Credit Note
        10.7*    Acquisition Agreement, dated as of February 10, 1997, between
                 Crescent Real Estate Equities Limited Partnership and
                 Carter-Crowley Properties, Inc.
        10.10**  Security Agreement dated September 22, 1997 between COI Hotel
                 Group, Inc., as debtor, and Crescent Real Estate Equities
                 Limited Partnership, as lender, together with related $1
                 million promissory note
        10.11**  Security Agreement dated September 22, 1997 between COI Hotel
                 Group, Inc., as debtor, and Crescent Real Estate Equities
                 Limited Partnership, as lender, together with related $800,000 promissory note
        10.12**  Amended and Restated Asset Management dated August 31, 1997, to be effective July 31, 1997, between Wine Country Hotel, LLC and The Varma Group, Inc.
        10.13**  Amended and Restated Asset Management Agreement dated August
                 31, 1997, to be effective July 31, 1997, between RoseStar
                 Southwest, LLC and The Varma Group, Inc.
        10.14**  Amended and Restated Asset Management Agreement dated August
                 31, 1997, to be effective July 31, 1997, between RoseStar
                 Management LLC and The Varma Group, Inc.
        10.15**  Agreement for Financial Services dated July 1, 1997, between
                 Crescent Real Estate Equities Company and Petroleum Financial,
                 Inc.
        10.16**  Credit Agreement dated August 27, 1997, between Crescent
                 Operating, Inc. and NationsBank of Texas, N.A. together with related $15.0 million promissory note
        10.17**  Support Agreement dated August 27, 1997, between Richard E.
                 Rainwater, John Goff and Gerald Haddock in favor of Crescent
                 Real Estate Equities Company and NationsBank of Texas, N.A.
        10.18    1997 Crescent Operating, Inc. Management Stock Incentive Plan
                 (filed herewith)
        10.19    Memorandum of Agreement executed November 16, 1997, among
                 Charter Behavioral Health Systems, LLC, charter Behavioral
                 Health Systems, Inc. and Crescent Operating, Inc.
        10.20    Purchase Agreement dated August 31, 1997, by and among Crescent
                 Operating, Inc. Rose Star Management LLC, Gerald W. Haddock,
                 John C. Goff and Sanjay Varma.
        10.21    Stock Purchase Agreement dated August 31, 1997, by and among
                 Crescent Operating, Inc., Gerald W. Haddock, John C. Goff and
                 Sanjay Varma.
        10.22    Amended and Restated Lease Agreement, dated June 30, 1995, between Crescent Real Estate Equities Limited Partnership and
                 RoseStar Management L.L.C., relating to the Denver Marriott
                 City Center (filed as Exhibit 10.17 to the Annual Report on
                 Form 10-K of Crescent Real Estate Equities Company for the
                 Fiscal Year Ended December 31, 1995 (the "1995 10-K") and
                 incorporated herein by reference)
        10.23    Lease Agreement, dated December 19, 1995 between Crescent Real
                 Estate Equities Limited Partnership and RoseStar Management
                 L.L.C., relating to the Hyatt Regency Albuquerque (filed as
                 Exhibit 10.16 to the 1995 10-K and incorporated herein by
                 reference)
        10.24    Form of Amended and Restated Lease Agreement, dated January 1,
                 1996, among Crescent Real Estate Equities Limited Partnership,
                 Mogul Management, L.L.C. and RoseStar Management L.L.C.,
                 relating to the Hyatt Regency Beaver Creek (filed as Exhibit
                 10.12 to the 1995 10-K and incorporated herein by reference)
        10.25    Lease Agreement, dated July 26, 1996, between Canyon Ranch,
                 Inc. and Canyon Ranch Leasing, L.L.C., assigned by Canyon
                 Ranch, Inc. to Crescent Real Estate Equities Limited
                 Partnership pursuant to the Assignment and Assumption Agreement of Master Lease, dated July 26, 1996 (filed as Exhibit 10.24 to the Quarterly Report on Form 10-Q/A of Crescent Real Estate
                 Equities Company for the Quarter Ended June 30, 1997 (the
                 "1997 10-Q") and incorporated herein by reference)
        10.26    Lease Agreement, dated November 18, 1996, between Crescent
                 Real Estate Equities Limited Partnership and Wine Country
                 Hotel, LLC (filed as Exhibit 10.25 to the Annual Report on
                 Form 10-K of Crescent Real Estate Equities Company for the
                 Fiscal Year Ended December 31, 1996 and incorporated herein by reference)
        10.27    Lease Agreement, dated December 11, 1996, between Canyon
                 Ranch-Bellefontaine Associates, L.P. and Vintage Resorts,
                 L.L.C., as assigned by Canyon Ranch-Bellefontaine Associates,
                 L.P. to Crescent Real Estate Funding  VI, L.P. pursuant to the
                 Assignment and Assumption Agreement of Master Lease, dated
                 December 11, 1996 (filed as Exhibit 10.26 to the 1997 10-Q and incorporated herein by reference)
        10.28    Master Lease Agreement, dated June 16, 1997, between Crescent
                 Real Estate Funding VII, L.P. and Charger Behavioral Health
                 Systems, L.L.C. and its subsidiaries, relating to the
                 Facilities (filed as Exhibit 10.27 to the 1997 10-Q and
                 incorporated herein by reference)
        10.29    Form of Indemnification Agreement
        16       Letter of Arthur Anderson LLP regarding disclosure in
                 connection with change in certifying accountant (incorporated by reference to the Company's current report on Form 8-K, dated
                 January 15, 1998)
        21       List of Subsidiaries of Crescent Operating, Inc.
        27       Financial Data Schedule
        *        Incorporated by Reference to the Company's registration
                 statement on Form S-1 dated July 12, 1997.
        **       Incorporated by Reference to the Company's September 30, 1997
                 Form 10-Q.