Form 10-Q/A
period 1997-06-30
CRESCENT OPERATING INC
filed 1998-04-17
CIK 1035426

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-Q/A

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

        On August 14, 1997, Crescent Operating, Inc. (the "Company") filed a Form 10-Q for the quarter ended June 30, 1997. The attached Form 10-Q/A amends the previously filed Form 10-Q to correct amounts reflected in the unaudited Statement of Operations of the Carter Crowley Asset Group (the "Predecessor") for the three months ended June 30, 1996.

                            CRESCENT OPERATING, INC.
                           CONSOLIDATED BALANCE SHEET
                              AT JUNE 30, 1997 AND
                           CARTER CROWLEY ASSET GROUP
                  COMBINED BALANCE SHEET AT DECEMBER 31, 1996

                                                                                   PREDECESSOR
                                                                                   ------------
                                                                      JUNE 30,     DECEMBER 31,
                                                                        1997           1996
                                                                    ------------   ------------
                                                                    (unaudited)      (audited)
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalent                                       $  1,207,307   $     22,335
     Accounts Receivable
         Trade, net of allowance for doubtful accounts of $45,360
         and $30,645 in 1997 and 1996, respectively                    1,112,548      1,030,648
         Affiliate                                                          --          129,296
         Other                                                              --           42,641
     Inventories                                                       1,862,406      1,612,952
     Investment in sales-type leases, net                                   --          212,320
     Deferred income tax asset                                              --           30,705
     Prepaid expenses and other current assets                           214,131          6,164
                                                                    ------------   ------------
         Total current assets                                          4,396,392      3,087,061
                                                                    ------------   ------------

PROPERTY AND EQUIPMENT, at cost
     Rental equipment                                                  2,134,943      7,733,007
     Land                                                                 31,687        452,397
     Building and improvements                                           156,213        680,895
     Transportation equipment                                             16,530        375,721
     Office furniture and other equipment                                 19,140        368,752
                                                                    ------------   ------------

     Less - accumulated depreciation                                      (3,518)    (2,927,314)
                                                                    ------------   ------------
         Net property and equipment                                    2,354,995      6,683,458
                                                                    ------------   ------------

INVESTMENTS:
     Investment in Hicks, Muse, Tate and Furst Equity Fund II         10,153,304      7,593,493
     Investments in Charter Behavioral Health Systems, LLC             7,101,000           --
     Investment in Magellan Warrants                                  12,500,000           --
     Investments in sales-type leases, net                                  --          118,721
                                                                    ------------   ------------
         Total Investments                                            29,754,304      7,712,214
                                                                    ------------   ------------

OTHER ASSETS
     Organizational Cost and other                                       684,140           --
                                                                    ------------   ------------
TOTAL ASSETS                                                        $ 37,189,831   $ 17,482,733
                                                                    ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                       $  1,776,091   $    782,567
     Notes payable, current portion
         Affiliate                                                          --        1,941,606
         Other                                                           292,217        264,136
                                                                    ------------   ------------
         Total current liabilities                                     2,068,308      2,988,309

LONG-TERM LIABILITIES
     Long-term debt, net of current portion                           25,905,000      3,199,607
     Deferred income taxes                                                  --          369,806
                                                                    ------------   ------------
         Total liabilities                                            27,973,308      6,557,722
                                                                    ------------   ------------

COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)

SHAREHOLDERS' EQUITY
     Common Stock, $0.01 par value; authorized 22,500,000 shares;
     outstanding 11,025,547 at June 30,1997                              110,255         12,500
     Paid in Capital                                                   9,368,246     14,425,687
     Retained Deficit                                                   (261,978)    (3,513,176)
                                                                    ------------   ------------
        Total Shareholders' Equity                                  $  9,216,523   $ 10,925,011
                                                                    ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 37,189,831   $ 17,482,733
                                                                    ============   ============

        The accompanying notes are an integral part of the consolidated and combined condensed financial information.

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE PERIOD FROM MAY 9, 1997 TO JUNE 30, 1997 AND
                           CARTER CROWLEY ASSET GROUP
    STATEMENTS OF OPERATIONS FOR THE PERIOD APRIL 1, 1997 TO MAY 8, 1997 AND
                    FOR THE THREE MONTHS ENDED JUNE 30, 1996
                                  (UNAUDITED)

                                                                   Predecessor
                                                           ----------------------------
                                             For the        For the          For the
                                           Period from     Period from     Three Months
                                           May 9, 1997-   April 1, 1997-      Ended
                                           June 30, 1997   May 8, 1997     June 30, 1996
                                           ------------    ------------    ------------
REVENUES:
   Sales and service ...................   $    527,542    $    376,891    $    971,670
   Equipment sales .....................        551,881         378,294         659,859
   Rental ..............................        628,157         395,037         671,864
                                           ------------    ------------    ------------
     Total revenues ....................   $  1,707,580    $  1,150,222    $  2,303,393
                                           ------------    ------------    ------------
COST OF SALES:
   Sales and service ...................        418,516         344,633         786,469
   Equipment sales .....................        492,536         343,450         589,741
   Rental ..............................         78,503         243,077         498,520
                                           ------------    ------------    ------------
     Total cost of sales ...............        989,555         931,160       1,874,730
                                           ------------    ------------    ------------
GROSS PROFIT ...........................   $    718,025    $    219,062    $    428,663
                                           ------------    ------------    ------------

SELLING, GENERAL, AND
   ADMINISTRATIVE
   EXPENSES ............................   $    435,327    $    197,587    $    474,993
                                           ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS ..........   $    282,698    $     21,475    $    (46,330)
                                           ------------    ------------    ------------

OTHER (INCOME) EXPENSE:
   Equity in loss of CBHS ..............        399,000            --              --
   Interest expense ....................        308,825          22,115          70,826
   Interest income .....................         (3,888)         (3,166)        (12,143)
   Gain on sale of partnership .........       (150,000)           --              --
   Other ...............................   $     (9,261)   $     (1,055)   $      1,856
                                           ------------    ------------    ------------
Total other (income)
       expense .........................   $    544,676    $     17,894    $     60,539
                                           ------------    ------------    ------------
INCOME (LOSS) BEFORE
   INCOME  TAXES .......................       (261,978)          3,581        (106,869)

INCOME TAX PROVISION (BENEFIT) .........   $       --      $      1,253    $    (37,407)
                                           ------------    ------------    ------------

NET INCOME (LOSS) ......................   $   (261,978)   $      2,328    $    (69,462)
                                           ============    ============    ============

NET INCOME (LOSS)
PER SHARE ..............................   $       (.02)           --              --
WEIGHTED AVERAGE
SHARES OUTSTANDING .....................     11,025,547            --              --

      The accompanying notes are an integral part of the consolidated and combined condensed financial information.

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE PERIOD FROM MAY 9, 1997 TO JUNE 30, 1997 AND
                           CARTER CROWLEY ASSET GROUP
   STATEMENTS OF OPERATIONS FOR THE PERIOD JANUARY 1, 1997 TO MAY 8, 1997 AND
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                  (UNAUDITED)


                                                                Predecessor
                                                        ----------------------------
                                          For the         For the          For the
                                        Period from      Period from     Six  Months
                                        May 9, 1997-   January 1, 1997-    Ended
                                       June 30, 1997    May 8, 1997     June 30, 1996
                                        ------------    ------------    ------------
REVENUES:
   Sales and service ................   $    527,542    $  1,209,271    $  1,828,386
   Equipment sales ..................        551,881       1,727,602       1,919,057
   Rental ...........................        628,157       1,252,844       1,279,253
                                        ------------    ------------    ------------
     Total revenues .................   $  1,707,580    $  4,189,717    $  5,026,696
                                        ------------    ------------    ------------
COST OF SALES:
   Sales and service ................        418,516       1,527,183       1,469,613
   Equipment sales ..................        492,536       1,024,310       1,746,346
   Rental ...........................         78,503         841,651         924,365
                                        ------------    ------------    ------------
     Total cost of sales ............        989,555       3,393,144       4,140,324
                                        ------------    ------------    ------------
GROSS PROFIT ........................   $    718,025    $    796,573    $    886,372
                                        ------------    ------------    ------------

SELLING, GENERAL, AND
   ADMINISTRATIVE
   EXPENSES .........................   $    435,327    $    635,993    $    864,400
                                        ------------    ------------    ------------

INCOME FROM OPERATIONS ..............   $    282,698    $    160,580    $     21,972
                                        ------------    ------------    ------------

OTHER (INCOME) EXPENSE:
   Equity in loss of CBHS ...........        399,000            --              --
   Interest expense .................        308,825         135,369         135,693
   Interest income ..................         (3,888)        (12,884)        (27,778)
   Gain on sale of partnership ......       (150,000)           --              --
   Other ............................   $     (9,261)   $       (996)   $        487
                                        ------------    ------------    ------------
     Total other (income) expense ...   $    544,676    $    121,489    $    108,402
                                        ------------    ------------    ------------
INCOME (LOSS) BEFORE
   INCOME  TAXES ....................       (261,978)         39,091         (86,430)

INCOME TAX PROVISION (BENEFIT) ......   $       --      $     13,681    $    (30,253)
                                        ------------    ------------    ------------

NET INCOME (LOSS) ...................   $   (261,978)   $     25,410    $    (56,177)
                                        ============    ============    ============
NET INCOME (LOSS)
PER SHARE ...........................   $       (.02)           --              --

WEIGHTED AVERAGE
SHARES OUTSTANDING ..................     11,025,547            --              --

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

                                                                       Predecessor
                                                               ------------------------------
                                                 For the          For the          For the
                                                Period from     Period from      Six  Months
                                                May 9, 1997-  January 1, 1997-     Ended
                                               June 30, 1997    May 8, 1997     June 30, 1996
                                               -------------  ----------------  --------------
OPERATING ACTIVITIES:
   Net income (loss)                           $   (261,978)    $    25,410     $   (56,177)
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and Amortization                    3,518         747,503         434,124
     Equity in loss of CBHS                         399,000             --              --
     Gain on sale of fixed asset                        --         (133,607)            --
     Gain on sale of partnership                   (150,000)            --              --
     Accounts receivable - Trade                    (82,388)            488         447,831
     Accounts receivable - Inter-company                --          129,296          93,655
     Accounts receivable - Other                     20,194          22,447          16,689
     Inventory                                     (364,857)        115,403        (305,934)
     Prepaid Expenses and other assets              208,552        (125,205)       (380,872)
     Accounts payable and accrued expenses          112,000         197,384          66,805
                                               ------------     -----------     -----------

CASH (USED IN) PROVIDED BY OPERATING
   ACTIVITIES                                  $   (115,959)    $   979,119     $   316,121
                                               ============     ===========     ===========


INVESTING ACTIVITIES:
   Purchases of rental equipment & fixed
     assets                                      (1,857,421)            --       (1,337,811)
   Proceeds from sale of rental equipment
     and fixed assets                                79,177         309,890             --
   Investment in Hicks Muse                        (689,175)     (1,870,636)            --
   Investment in CBHS                            (7,500,000)            --              --
   Purchase of Megellan Warrants                (12,500,000)            --              --
   Changes in investments in sales type
     leases                                             --              --          599,052
                                               ------------     -----------     -----------

CASH USED IN INVESTING ACTIVITIES              $(22,467,419)    $(1,560,746)    $  (738,759)
                                               ============     ===========     ===========

FINANCING ACTIVITIES:
   Proceeds of notes payable                     35,825,000         408,320         545,066
   Reductions in notes payable                   (9,920,000)       (848,310)            --
   Capital contributions                            100,000       1,164,967             --
   Dividend                                      (2,380,000)            --              --
                                               ------------     -----------     -----------
CASH PROVIDED BY FINANCING ACTIVITIES          $ 23,625,000     $   724,977     $   545,066
                                               ============     ===========     ===========

NET INCREASE IN CASH AND CASH EQUIVALENTS      $  1,041,622     $   143,350     $   122,428
                                               ============     ===========     ===========

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                 165,685          22,335         352,577

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                  $  1,207,307     $   165,685     $   475,005
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

     Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996. Total revenues of the Company increased approximately $600,000, or 24.1% to $2.9 million for the three months ended June 30, 1997, compared with $2.3 million for the three months ended June 30, 1996. This increase was due to an increase in customer construction projects and a corresponding increase in demand for Moody-Day equipment and services, an increase in the amount of equipment Moody-Day had available to meet sale and rental demand and the favorable introduction by Moody-Day of new lines of equipment available for sale and rental.

     Total cost of sales for the Company increased approximately $50,000, or 2.5%, to $1.9 million for the three months ended June 30, 1997, compared with $1.9 million for the three months ended June 30, 1996. This increase is due primarily to increase in demand for Moody-Day equipment offset by lower depreciation of new and used equipment as a result of the purchase price allocation.

     Selling, general and administrative and other expense for the Company increased approximately $158,000, or 33.2%, in the aggregate, due primarily to increases in interest expense attributable to increases in corporate borrowing and in general corporate expenses.

     Other expenses of the Company increased approximately $502,000 for the three months ended June 30, 1997, compared with June 30, 1996, due primarily to a $260,000 increase in interest expense resulting from an increase in corporate borrowings, a $399,000 equity loss in CBHS, and a $150,000 gain on sale of partnership.

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


                                         CRESCENT OPERATING, INC.
                                         (Registrant)



                                         By: /s/ RICHARD P. KNIGHT
                                            -----------------------------------
                                                Richard P. Knight
                                             Chief Financial Officer


Date: April 17, 1998

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