Form 10-Q
period 1998-03-31
CRESCENT OPERATING INC
filed 1998-05-15
CIK 1035426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


                         Commission file number 0-22725

                            CRESCENT OPERATING, INC.
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         Delaware                                                  75-2701931
        --------------------------------------------                 ----------------------------------------
              (State or other jurisdiction of                         (I.R.S. Employer Identification No.)
              incorporation or organization)

              306 West 7th Street, Suite 1025
                     Fort Worth, Texas                                                76102
        --------------------------------------------                 ----------------------------------------
         (Address of principal executive offices)                                  (Zip Code)

        Registrant's telephone number, including area code (817) 339-1020


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [ X ] NO [ ]


Number of shares of Common Stock, $.01 par value, outstanding as of May 8, 1998:
11,231,019

                            CRESCENT OPERATING, INC.
                                   FORM 10-Q

                                TABLE OF CONTENTS



                                                                                                         Page
                                                                                                         ----

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.     Financial Statements:

            Consolidated Balance Sheets................................................................    3

            Consolidated Statements of Operations......................................................    4

            Consolidated Statements of Cash Flows......................................................    5

            Notes to Consolidated Financial Statements.................................................    6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations......    11

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.................................    18


                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.     Legal Proceedings..........................................................................    19

Item 2.     Changes in Securities and Use of Proceeds..................................................    19

Item 3.     Defaults Upon Senior Securities............................................................    19

Item 4.     Submission of Matters to a Vote of Security Holders........................................    19

Item 5.     Other Information..........................................................................    19

Item 6.     Exhibits and Reports on Form 8-K...........................................................    19

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                      CRESCENT OPERATING, INC.
                     CONSOLIDATED BALANCE SHEETS


                                                                                 March 31, 1998       December 31, 1997
                                                                                 --------------       -----------------
                                                                                  (Unaudited)             (Audited)

           ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                      $  32,192,608          $  43,401,132
  Accounts receivable, net                                                          20,025,327             17,099,165
  Inventories                                                                       13,850,250             10,125,075
  Notes receivable                                                                   5,820,710              8,454,059
  Real estate held for sale                                                         41,503,000             43,200,000
  Prepaid expenses and other current assets                                          7,591,345              4,714,827
                                                                                 -------------          -------------
     Total current assets                                                          120,983,240            126,994,258
                                                                                 -------------          -------------
PROPERTY AND EQUIPMENT, NET                                                         91,023,370             90,979,033
                                                                                 -------------          -------------

INVESTMENTS                                                                        216,734,258            219,675,214
                                                                                 -------------          -------------

OTHER ASSETS

  Real estate held for sale                                                         68,045,231             70,827,584
  Notes receivable                                                                  17,042,644             35,343,319
  Goodwill, net of accumulated amortization of
      $5,374,287 and $4,211,964 in 1998 and 1997, respectively                      34,681,221             35,777,368
  Other assets                                                                       4,983,399              4,786,559
                                                                                 -------------          -------------

     Total other assets                                                            124,752,495            146,734,830
                                                                                 -------------          -------------

TOTAL ASSETS                                                                     $ 553,493,363          $ 584,383,335
                                                                                 =============          =============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                          $  39,611,424          $  49,320,732
  Accounts payable - CEI                                                             8,433,386              6,588,606
  Current portion of long-term debt - CEI                                            1,507,222             24,084,587
  Current portion of long-term debt                                                 19,063,647             18,759,349
  Deferred revenue                                                                   3,497,321              4,712,227
                                                                                 -------------          -------------
     Total current liabilities                                                      72,113,000            103,465,501

LONG-TERM DEBT-CEI, NET OF CURRENT PORTION                                         199,183,795            207,798,563

LONG-TERM DEBT, NET OF CURRENT PORTION                                               8,859,494              7,486,378

OTHER LIABILITIES                                                                   30,027,863             20,126,455
                                                                                 -------------          -------------
     Total liabilities                                                             310,184,152            338,876,897
                                                                                 -------------          -------------

MINORITY INTERESTS                                                                 252,511,899            253,566,622
                                                                                 -------------          -------------

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value, 22,500,000 shares authorized, 11,223,219 and
     11,211,094 shares issued and outstanding in 1998 and 1997, respectively           112,232                112,111
Additional paid-in capital                                                          14,267,306             14,255,423
Deferred compensation on restricted shares                                            (238,437)              (262,500)
Retained deficit                                                                   (23,343,789)           (22,165,218)
                                                                                 -------------          -------------
     Total shareholders' equity (deficit)                                           (9,202,688)            (8,060,184)
                                                                                 -------------          -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                             $ 553,493,363          $ 584,383,335
                                                                                 =============          =============



        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)




                                                                 Carter-Crowley Asset
                                      Crescent Operating, Inc.   Group (Predecessor)
                                      ------------------------   -------------------
                                        Three Months Ended        Three Months Ended
                                          March 31, 1998            March 31, 1997
                                      ------------------------   -------------------
 REVENUES
  Equipment sales & leasing               $  7,980,656              $  3,039,495
  Hospitality                               58,265,174                        --
  Land development                          31,131,322                        --
                                          ------------              ------------

     Total revenues                         97,377,152                 3,039,495
                                          ------------              ------------

OPERATING EXPENSES
  Equipment sales & leasing                  7,611,286                 2,900,389
  Hospitality direct expenses               41,348,754                        --
  Hospitality properties rent - CEI         12,324,737                        --
  Land development direct expenses          31,780,433                        --
  General and administrative expenses          370,551                        --
                                          ------------              ------------

     Total operating expenses               93,435,761                 2,900,389
                                          ------------              ------------

INCOME (LOSS) FROM OPERATIONS                3,941,391                   139,106
                                          ------------              ------------

INVESTMENT (INCOME) LOSS                     1,955,653                        --
                                          ------------              ------------

OTHER (INCOME) EXPENSE
  Interest expense                           3,825,519                   113,253
  Interest income                           (1,232,478)                   (9,718)
  Other                                         13,170                        58
                                          ------------              ------------

     Total other (income) expense            2,606,211                   103,593
                                          ------------              ------------

INCOME (LOSS) BEFORE MINORITY
    INTERESTS AND INCOME TAXES                (620,473)                   35,513

MINORITY INTERESTS                            (486,709)                       --
                                          ------------              ------------

INCOME (LOSS) BEFORE INCOME TAXES           (1,107,182)                   35,513

INCOME TAX (PROVISION) BENEFIT                 (71,389)                  (12,428)
                                          ------------              ------------

NET INCOME (LOSS)                         $ (1,178,571)             $     23,085
                                          ============              ============
NET LOSS PER SHARE -
       BASIC AND DILUTED                  $      (0.11)
                                          ============

WEIGHTED AVERAGE SHARES
      OUTSTANDING - BASIC AND DILUTED       11,213,816
                                          ============



        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                                                    Carter-Crowley Asset
                                                                      Crescent Operating, Inc.      Group (Predecessor)
                                                                      ------------------------      -------------------
                                                                         Three Months Ended         Three Months Ended
                                                                          March 31, 1998               March 31, 1997
                                                                      ------------------------      -------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                    $ (1,178,571)                 $     23,085
   Adjustments to reconcile net income (loss)
     to net cash (used in) provided by operating activities:
       Depreciation                                                        2,328,319                       504,225
       Amortization                                                        1,162,323                          --
       Provision for deferred income taxes                                   (66,721)                         --
       Equity in loss of unconsolidated subsidiaries                       2,430,075                          --
       Minority interests                                                    486,710                          --
       Deferred compensation                                                  24,063                          --
       Gain on sale of property and equipment                                (29,733)                      (96,921)
       Changes in assets and liabilities:
           Accounts receivable                                            (3,254,710)                     (683,390)
           Inventories                                                    (3,731,416)                        1,869
           Prepaid expenses and current assets                            (1,485,552)                       (3,119)
           Other assets                                                     (197,744)
           Accounts payable and accrued expenses                          (8,915,689)                      264,775
           Accounts payable - CEI                                          1,844,780                          --
           Deferred revenue, current and noncurrent                        7,224,137                          --
                                                                        ------------                  ------------
            Net cash (used in) provided by operating activities           (3,359,729)                       10,524
                                                                        ------------                  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                     (2,954,221)                     (861,657)
  Proceeds from sale of property and equipment                               611,299                       270,301
  Proceeds from sale of real estate                                        4,479,353
  Net proceeds from sale and collection of notes receivable               21,410,942
  Other                                                                      444,698
                                                                        ------------                  ------------
            Net cash provided by (used in) investing activities           23,992,071                      (591,356)
                                                                        ------------                  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of long-term debt                                               2,975,266                       299,188
  Payments on long-term debt                                             (33,286,705)                     (841,339)
  Distributions to minority interest                                      (1,541,432)                    1,164,967
  Cash received on stock options exercised                                    12,005                          --
  Other                                                                         --                          59,569

                                                                        ------------                  ------------
            Net cash (used in) provided by financing activities          (31,840,866)                      682,385
                                                                        ------------                  ------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                       (11,208,524)                      101,553

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                     43,401,132                        22,335
                                                                        ------------                  ------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                         $ 32,192,608                  $    123,888
                                                                        ============                  ============



        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    ORGANIZATION:

Crescent Operating, Inc. ("Crescent Operating", "COI" or the "Company") was formed on April 1, 1997, by Crescent Real Estate Equities Company ("Crescent Equities" or "CEI") and its subsidiary Crescent Real Estate Equities Limited Partnership ("Crescent Partnership") to be the lessee and operator of certain assets owned or to be acquired by Crescent Partnership and to perform an agreement (the "Intercompany Agreement") between Crescent Operating and Crescent Partnership, pursuant to which each has agreed to provide the other with rights to participate in certain transactions. On May 8, 1997, Crescent Partnership contributed $14.1 million in cash to Crescent Operating. Effective June 12, 1997, Crescent Equities distributed shares of Crescent Operating common stock to shareholders of Crescent Equities and unit holders of Crescent Partnership of record on May 30, 1997. For Crescent Equities shareholders, the distribution was made on the basis of one share of Crescent Operating common stock for every 10 common shares of beneficial interest of Crescent Equities held on the record date, and for limited partners of Crescent Partnership, the distribution was made on the basis of one share of Crescent Operating common stock for every five units of limited partnership interest held on the record date.

On June 12, 1997, Crescent Operating's registration statement was declared effective and Crescent Operating became a public company. Crescent Operating common stock was accepted for quotation on the OTC Bulletin Board and began trading on a when-issued basis on June 13, 1997. On September 8, 1997, the Company was listed on the NASDAQ National Market under the symbol "COPI".

2. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and related footnotes of the Company for the fiscal year ended December 31, 1997 included in the Company's Form 10-K. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements have been included and all significant intercompany balances and transactions have been eliminated. Certain prior period information has been reclassified to conform to current period presentation. Operating results for interim periods reflected are not necessarily indicative of the results that may be expected for a full fiscal year.

Crescent Machinery Company ("Crescent Machinery", formerly named Moody-Day, Inc.), Rosestar Management LLC ("Rosestar"), COI Hotel Group, Inc. ("COI Hotel"), and WOCOI Investment Company ("WOCOI"), which are wholly-owned subsidiaries of Crescent Operating, are consolidated. The Company owns 5% of each of Woodlands Land Company, Inc. ("LandCo"), Desert Mountain Development Corporation ("Desert Mountain Development"), Crescent CS Holdings Corporation ("CS I") and Crescent CS Holdings II Corporation ("CS II"). The Company's 5% interests represent 100% of the voting stock of these entities, and therefore, these entities are consolidated into Crescent Operating and the remaining 95% is reported as minority interests. The Company's investment in Hicks Muse Tate & Furst Equity Fund II, L.P. ("Hicks-Muse") is shown at cost and the Company's 50% interest in Charter Behavioral Health Systems, LLC ("CBHS") is shown on the equity method of accounting.

The combined financial statements of the "Predecessor" were prepared on the basis that the Predecessor is a combination of Moody-Day and Hicks-Muse (collectively, the "Carter-Crowley Asset Group"). As the Company did not have any activity prior to May 9, 1997, the data included relating to the period in 1997 prior to May 9, is only with regard to the Predecessor. The assets of the Carter-Crowley Asset Group were adjusted at May 9, 1997 to reflect the purchase price allocation.

The Company had 882,654 stock options and 282,508 warrants outstanding as of March 31, 1998. Such stock options and warrants were not included in the loss per share computations since they would have an antidilutive effect on loss per share. Such stock options and warrants could potentially dilute income per share in a future period. Earnings per share for the Predecessor is not meaningful as the capital structure of the Predecessor was not comparable to that of the Company.

3.   RECENT DEVELOPMENTS:

On February 4, 1998, Ventana Inn closed its operations due to a land slide that washed out Highway 1, the major access road to the property. The Ventana Inn re-opened on May 1, 1998. Management has filed a claim for losses totaling $1.3 million which relate to the quarter ended March 31, 1998 under its business interruption insurance policy. The claim for the month of April 1998 has not yet been filed. Management cannot predict the outcome of this claim and accordingly, has not accrued any estimated insurance proceeds in the accompanying financial statements. Management anticipates that the claim will be settled during the second quarter of 1998.

Effective April 30, 1998, the Company acquired certain assets of Central Texas Equipment Co. ("Central Texas"), a company which is engaged in construction sales, leasing and servicing, for a purchase price of approximately $9.7 million. The purchase price was comprised of $2.6 million in cash, the issuance of 128,551 shares of Crescent Operating common stock and the assumption of $4.5 million of liabilities. The transaction was structured such that the assets of Central Texas became a division of Crescent Machinery. With the completion of this acquisition, Crescent Machinery has locations in Dallas, Houston, Austin, San Antonio, Corpus Christi and Beaumont.

On March 25, 1998, the business ventures between Vornado Realty Trust and companies owned by the Company and Crescent Partnership (Crescent Operating has a net 2% interest in the ventures), entered into an agreement to acquire the assets of Freezer Services, Inc. The purchase price of this proposed transaction is $134 million, including the assumption of $22 million of indebtedness. There can be no assurances that this proposed transaction will ultimately be completed. If the transaction is consumated, it is likely that Vornado, the ventures' manager, will request the partners to make, pro rata, additional capital contributions to satisfy the equity price of the acquisition.

On March 25, 1998, the Company was offered by Crescent Partnership the opportunity to acquire (i) an interest in a corporation (Corporate Arena Associates, Inc.) that owns an undivided 6.19% interest in certain acreage on which the multi-purpose sports arena is to be erected in Dallas, Texas for the Dallas Stars, a National Hockey League club, and the Dallas Mavericks, a National Basketball Association club, as well as in the sports arena and (ii) an interest in a partnership that owns certain surrounding acreage that may be developed for commercial purposes. In April 1998, the Company paid approximately $.1 million for the purchase of its equity interest in Corporate Arena Associates, Inc. As a condition to offering the Company the opportunities to invest simultaneously with Crescent Partnership in Corporate Arena Associates, Inc. and the partnership, Crescent Partnership required the Company to enter into a Buy-Out Agreement under which the Company will be obligated to purchase from Crescent Partnership its stock in that corporation, its interest in that partnership, and any assets distributed to it by that corporation or partnership, if and to the extent that ownership of such stock, partnership interest or other assets would adversely affect or jeopardize the REIT status of Crescent Equities. If Crescent Partnership determines that it must dispose of any such property because of adverse REIT matters, it cannot sell the property to any person other than the Company without the Company's consent. The Company's obligation to purchase property put to it by Crescent Partnership is subject, among other conditions, to Crescent Partnership providing seller financing for up to 50% (and up to 80%, in the case of a partnership interest) of the purchase price and consenting to additional third-party junior financing. The Company cannot predict whether or not it is likely to become obligated to perform under the Buy-Out Agreement.

4. LONG-TERM DEBT:

     Following is a summary of the Company's debt financing:

                                                                                            March 31, 1998
                                                                                         ---------------------
       LONG-TERM DEBT - CEI

       Note payable to Crescent Partnership due May 2002, bears interest at 12% payable quarterly, collateralized by a first lien on the assets which the
       Company now owns or may acquire in the future....................................        $  26,776,720

       Line of credit in the amount of $20.4 million payable to Crescent Partnership due the later of May 2002 or five years after the last draw, bears interest at
       12% payable quarterly, collateralized by first lien on the assets which the
       Company now owns or may acquire in the future....................................           13,453,033

       Junior note payable to Crescent Partnership maturing December 2010, bears interest at 14%, payments payable quarterly commencing January 15, 1998 based on sales proceeds from Desert Mountain Properties, LP ("DMPLP"), collateralized
       by land, improvements and equipment at DMPLP.....................................           60,000,000

       Senior note  payable to Crescent Partnership maturing December 2005, bears interest at 10%, payments payable quarterly commencing January 15, 1998 based on sales proceeds from DMPLP, collateralized by  land, improvements and
       equipment at DMPLP...............................................................           96,002,991

       Note payable to Crescent Partnership due September 1998, bears interest at 8.5%
       payable monthly, collateralized by the Houston Center Athletic Club Venture                  1,000,000
       ("HCAC") $5.0 million note receivable............................................

       Note payable to Crescent Partnership maturing August 2003, bears interest at 10.75%, principal and interest payable monthly, collateralized by a deed of
       trust for certain property and real property.....................................            1,984,498

       Note payable to Crescent Partnership maturing September 2002, bears interest at
       8.5%, principal and interest payable monthly, collateralized by the Company's 2/3
       interest in HCAC.................................................................              746,315

       Note payable to Crescent Partnership maturing August 2003, bears interest at 10.75%, principal and interest payable monthly, collateralized by a deed of
       trust in certain real property and certain personal property.....................              536,496

       Note payable to Crescent Partnership due November 2006, bears interest at 7.5%
       payable annually................................................................               190,964
                                                                                                -------------

       Total debt - CEI................................................................           200,691,017

       Less - current portion of long-term debt - CEI..................................             1,507,222
                                                                                                -------------

       Long-term debt - CEI.............................................................        $ 199,183,795
                                                                                                =============

     LONG-TERM DEBT - OTHER

                                                                                             March 31, 1998
                                                                                         --------------------

      Line of credit in the amount of $15.0 million payable to NationsBank due August
      1998, interest payable monthly at LIBOR plus 1%..................................      $    15,000,000

      Equipment notes payable to finance companies due 1998 through 2003 with monthly principal and interest payments, bear interest from 8.5% to 10.5%,
      collateralized by equipment......................................................           12,923,141
                                                                                             ---------------

      Total debt - other...............................................................           27,923,141

      Less - current portion of long-term debt - other.................................           19,063,647
                                                                                             ---------------

      Long-term debt - other...........................................................      $     8,859,494
                                                                                             ===============


5.    INVESTMENTS:

     Investments consisted of the following:

                                                                                             March 31, 1998
                                                                                         --------------------

      Investment in Magellan warrants..................................................      $    12,500,000
      Investment in CBHS...............................................................                    -
      Investment in The Woodlands Land Development Company, L.P........................           34,987,068
      Investment in The Woodlands Operating Company, L.P...............................              637,448
      Investment in Vornado Crescent Atlanta Partnership...............................           72,937,200
      Investment in Vornado Crescent Portland Partnership..............................           88,250,400
      Investment in HCAC...............................................................           (1,513,923)
      Investment in Hicks-Muse.........................................................            8,936,065
                                                                                              --------------

                                                                                              $  216,734,258
                                                                                              ===============

      Investment (income) loss net of minority interest consisted of the following:

                                                                                            Three Months
                                                                                                Ended
                                                                                            March 31, 1998
                                                                                         --------------------

      Equity in loss of CBHS...........................................................     $      5,390,000
      Equity in income of The Woodlands Land Development Company, L.P..................           (3,583,175)
      Equity in income of The Woodlands Operating Company, L.P.........................              (39,950)
      Equity in loss of Vornado Crescent Atlanta Partnership...........................              455,600
      Equity in income of Vornado Crescent Portland Partnership........................              207,600
      Equity in income of HCAC.........................................................                    -
      Hicks-Muse income................................................................             (474,422)
                                                                                            -----------------

                                                                                            $      1,955,653
                                                                                            =================

      A summary of financial information for the Company's investment in CBHS has been provided as it represents a significant unconsolidated investment.

                                                                                                 CBHS
                                                                                         --------------------
                                                                                             Three Months
                                                                                                 Ended
                                                                                             March 31,1998
                                                                                         --------------------

      Net revenue......................................................................      $   187,384,000

      Operating expenses (1)...........................................................         (200,278,000)
      Interest expense, net............................................................           (1,305,000)
      Income tax provision (benefit)...................................................                    -
                                                                                             ---------------

           Net loss....................................................................      $   (14,199,000)
                                                                                             ===============

      Equity in loss of unconsolidated subsidiary......................................      $    (5,390,000)
                                                                                             ===============


                                                                                                 CBHS
                                                                                         --------------------
                                                                                             March 31,1998
                                                                                         --------------------
      Current assets...................................................................      $   149,649,000
      Property and equipment, net......................................................           17,815,000
      Other noncurrent assets..........................................................            8,294,000
                                                                                             ---------------

           Total assets................................................................      $   175,758,000
                                                                                             ===============

      Current liabilities..............................................................      $    92,015,000
      Long-term debt...................................................................           68,134,000
      Other noncurrent liabilities.....................................................           20,835,000
      Members' capital.................................................................           (5,226,000)
                                                                                             ----------------

      Total liabilities and members' capital...........................................      $   175,758,000
                                                                                             ================


(1) Includes amounts such as: salaries, supplies and other operating expenses, bad debt expense, franchise fees, management fees, depreciation and amortization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: real estate investment considerations, such as the effect of economic, demographic, competitive and other conditions in the market area on cash flows and values, and the relatively high levels of debt maintained by the Company and its ability to generate revenues sufficient to meet debt service payments and other operating expenses; financing risks, such as the continued availability of equity and debt financing that may be necessary or desirable for expansion or continued operations of the Company and its investments, the Company's ability to service existing debt, the possibility that the Company's outstanding debt may be refinanced at higher interest rates or otherwise on terms less favorable to the Company; and business and investment risks, including the underperformance or non-performance of its existing business investments, the inability of the Company to identify or pursue suitable business or investment opportunities, the impact of changes in the industries in which the Company's businesses and investments operate and competitive conditions affecting such industries, including construction equipment sales and leasing, hospitality, behavioral healthcare, land development and refrigerated warehousing.

This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal and recurring nature.

Overview

Crescent Operating, Inc. ("Crescent Operating", "COI" or the "Company"), a Delaware corporation, was formed on April 1, 1997, by Crescent Real Estate Equities Company ("Crescent Equities" or "CEI") and its subsidiary Crescent Real Estate Equities Limited Partnership ("Crescent Partnership"). The Company was formed to be the lessee and operator of certain assets to be acquired by Crescent Partnership and to perform an agreement (the "Intercompany Agreement") between Crescent Operating and Crescent Partnership, pursuant to which each has agreed to provide the other with rights to participate in certain transactions. On June 12, 1997, Crescent Operating's registration statement was declared effective and Crescent Operating became a public company. Effective June 12, 1997, Crescent Equities distributed shares of Crescent Operating common stock to shareholders of Crescent Equities and unit holders of Crescent Partnership of record on May 30, 1997. For Crescent Equities shareholders, the distribution was made on the basis of one share of Crescent Operating common stock for every 10 common shares of beneficial interest of Crescent Equities held on the record date, and for limited partners of Crescent Partnership, the distribution was made on the basis of one share of Crescent Operating common stock for every five units of limited partnership interest held on the record date.

The Company's operations began on May 9, 1997 with the purchase from Carter-Crowley Properties, Inc. ("Carter-Crowley") of 100% of the common stock of Moody-Day, Inc. ("Moody-Day"), an equipment sales, leasing and servicing company which subsequently changed its corporate name to Crescent Machinery Company ("Crescent Machinery"), and a limited partner interest in Hicks Muse Tate & Furst Equity Fund II, LP, a private venture capital fund ("Hicks-Muse", and together with Moody-Day, the "Carter-Crowley Asset Group"). The Company also acquired for approximately $12.4 million, a 12.38% limited partner interest in Dallas Basketball Limited (the "DBL Interest"), the partnership that owns the Dallas Mavericks. On June 11, 1997, the Company sold the DBL Interest, for approximately $12.55 million, to a corporation wholly owned by Crescent Partnership. This Quarterly Report on Form 10-Q was prepared on the basis that the Carter-Crowley Asset Group is the "Predecessor". As Crescent Operating did not have any activity prior to May 9, 1997, the data included relating to periods prior to May 9, 1997 is only with regard to the Predecessor.

As of March 31, 1998, Crescent Operating's assets were comprised of five business segments: (i) Hospitality, (ii) Land Development, (iii) Equipment Sales and Leasing, (iv) Healthcare and (v) Refrigerated Warehousing. Within these segments, the Company, through various entities, owned the following (collectively referred to as the "Assets"):

  o THE HOSPITALITY SEGMENT consisted of (i) RoseStar Management LLC ("RoseStar") which directly or indirectly through its subsidiaries is the lessee under lease arrangements covering the Denver Marriott City Center, the Hyatt Regency Beaver Creek, the Hyatt Regency Albuquerque, Canyon Ranch-Tucson, Canyon Ranch-Lenox, the Ventana Inn and the Sonoma
      Mission Inn and Spa and (ii) 100% of the common stock of COI Hotel Group, Inc. ("COI Hotel") which is the lessee of the Four Seasons Hotel in Houston, Texas and the Austin Omni Hotel (the later is subleased to an unrelated party) and has a two-thirds interest in the Houston Center Athletic Club Venture.

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

  o THE EQUIPMENT SALES AND LEASING SEGMENT consisted of 100% of the common stock of Crescent Machinery, a construction equipment sales, leasing and service company.

  o THE HEALTHCARE SEGMENT consisted of a 50% member interest in Charter Behavioral Health Systems, LLC ("CBHS"), a limited liability company which operates approximately 90 behavioral healthcare facilities.

  o THE REFRIGERATED WAREHOUSING SEGMENT consisted of an indirect 2% interest in both URS Logistics, Inc., a company that operates and manages public refrigerated warehouses in the continental United States and Americold Corporation, a company providing integrated logistics services consisting of warehousing and transportation for the frozen food industry. Together, URS Logistics, Inc. and Americold Corporation control over 394 million cubic feet of refrigerated warehousing space.

Recent Developments

On February 4, 1998, Ventana Inn closed its operations due to a land slide that washed out Highway 1, the major access road to the property. The Ventana Inn re-opened on May 1, 1998. Management has filed a claim for losses totaling $1.3 million which relate to the quarter ended March 31, 1998 under its business interruption insurance policy. The claim for the month of April 1998 has not yet been filed. Management cannot predict the outcome of this claim and accordingly, has not accrued any estimated insurance proceeds in the accompanying financial statements. Management anticipates that the claim will be settled during the second quarter of 1998.

Effective April 30, 1998, the Company acquired certain assets of Central Texas Equipment Co. ("Central Texas"), a company which is engaged in construction sales, leasing and servicing, for a purchase price of approximately $9.7 million. The purchase price was comprised of $2.6 million in cash, the issuance of 128,551 shares of Crescent Operating common stock and the assumption of $4.5 million of liabilities. The transaction was structured such that the assets of Central Texas became a division of Crescent Machinery. With the completion of this acquisition, Crescent Machinery has locations in Dallas, Houston, Austin, San Antonio, Corpus Christi and Beaumont. The Company is aggressively attempting to expand its construction sales, leasing and servicing operations throughout the United States.

On March 25, 1998, the business ventures between Vornado Realty Trust and companies owned by the Company and Crescent Partnership (Crescent Operating has a net 2% interest in the ventures), entered into an agreement to acquire the assets of Freezer Services, Inc. The purchase price of this proposed transaction is $134 million including the assumption of $22 million of indebtedness. There can be no assurances that this proposed transaction will ultimately be completed. If the transaction is consumated, it is likely that Vornado, the ventures' manager, will request the partners to make, pro rata, additional capital contributions to satisfy the equity price of the acquisition.

On March 25, 1998, the Company was offered by Crescent Partnership the opportunity to acquire (i) an interest in a corporation (Corporate Arena Associates, Inc.) that owns an undivided 6.19% interest in certain acreage on which the multi-purpose sports arena is to be erected in Dallas, Texas for the Dallas Stars, a National Hockey League club, and the Dallas Mavericks, a National Basketball Association club, as well as in the sports arena and (ii) an interest in a partnership that owns certain surrounding acreage that may be developed for commercial purposes. In April 1998, the Company paid approximately $.1 million for the purchase of its equity interest in Corporate Arena Associates, Inc. As a condition to offering the Company the opportunities to invest simultaneously with Crescent Partnership in Corporate Arena Associates, Inc. and the partnership, Crescent Partnership required the Company to enter into a Buy-Out Agreement under which the Company will be obligated to purchase from Crescent Partnership its stock in that corporation, its interest in that partnership, and any assets distributed to it by that corporation or partnership, if and to the extent that ownership of such stock, partnership interest or other assets would adversely affect or jeopardize the REIT status of Crescent Equities. If Crescent Partnership determines that it must dispose of any such property because of adverse REIT matters, it cannot sell the property to any person other than the Company without the Company's consent. The Company's obligation to purchase property put to it by Crescent Partnership is subject, among other conditions, to Crescent Partnership providing seller financing for up to 50% (and up to 80%, in the case of a partnership interest) of the purchase price and consenting to additional third-party junior financing. The Company cannot predict whether or not it is likely to become obligated to perform under the Buy-Out Agreement.

                          SEGMENT FINANCIAL INFORMATION

The following is a summary of Crescent Operating's financial information reported by segment as of and for the three months ended March 31, 1998:

                                                                             EQUIPMENT
                                                              LAND             SALES                             REFRIGERATED
                                        HOSPITALITY       DEVELOPMENT       AND LEASING        HEALTHCARE        WAREHOUSING
                                        -----------       -----------       -----------        ----------        ------------
Revenues ..........................     $ 58,265,174      $ 31,131,322      $  7,980,656      $       --        $       --

Operating expenses ................       53,673,491        31,827,307         7,611,286              --               6,276
                                        ------------      ------------      ------------      ------------      ------------
Income (loss) from operations .....        4,591,683          (695,985)          369,370              --              (6,276)
                                        ------------      ------------      ------------      ------------      ------------
Investment income (loss) ..........             --           3,623,125              --          (5,390,000)         (663,200)
                                        ------------      ------------      ------------      ------------      ------------

Other (income) expense

     Interest expense .............           98,772         2,006,916           269,765              --                --

     Interest income ..............          (37,056)       (1,187,064)           (7,522)

     Other ........................             --                --              13,170              --                --
                                        ------------      ------------      ------------      ------------      ------------
Total other (income) expense ......           61,716           819,852           275,413              --                --
                                        ------------      ------------      ------------      ------------      ------------

Income (loss) before minority
     interest and income taxes ....        4,529,967         2,107,288            93,957        (5,390,000)         (669,476)

Minority interest .................             --          (1,122,711)             --                --             636,002
                                        ------------      ------------      ------------      ------------      ------------
Income (loss) before taxes ........        4,529,967           984,577            93,957        (5,390,000)          (33,474)

Income tax (provision) ............       (1,811,987)         (894,703)          (37,583)        2,156,000              --
                                        ------------      ------------      ------------      ------------      ------------

Net income (loss) .................     $  2,717,980      $     89,874      $     56,374      $ (3,234,000)     $    (33,474)
                                        ============      ============      ============      ============      ============

Net income (loss) per share,
     basic and diluted ............     $       0.24      $       0.01      $       0.01      $      (0.29)     $      (0.01)
                                        ============      ============      ============      ============      ============


                                                 OTHER              TOTAL
                                             ------------      ------------
Revenues ..........................          $       --        $ 97,377,152

Operating expenses ................               317,401        93,435,761
                                             ------------      ------------
Income (loss) from operations .....              (317,401)        3,941,391
                                             ------------      ------------
Investment income (loss) ..........               474,422        (1,955,653)
                                             ------------      ------------

Other (income) expense

     Interest expense .............             1,450,066         3,825,519

     Interest income ..............                  (836)       (1,232,478)

     Other ........................                  --              13,170
                                             ------------      ------------
Total other (income) expense ......             1,449,230         2,606,211
                                             ------------      ------------

Income (loss) before minority
     interest and income taxes ....            (1,292,209)         (620,473)

Minority interest .................                  --            (486,709)
                                             ------------      ------------
Income (loss) before taxes ........            (1,292,209)       (1,107,182)

Income tax (provision) ............               516,884           (71,389)
                                             ------------      ------------

Net income (loss) .................          $   (775,325)     $ (1,178,571)
                                             ============      ============

Net income (loss) per share,
     basic and diluted ............          $      (0.07)     $      (0.11)
                                             ============      ============


Results of Operations for the Three Months Ended March 31, 1998, Compared to the Three Months Ended March 31, 1997

On May 9, 1997, the Company acquired the Carter-Crowley Asset Group. The Company's financial statements have been prepared on the basis that the "Predecessor" consists of the Carter-Crowley Asset Group. As the Company did not have any activities until May 9, 1997, the comparative data relating to the three months ended March 31, 1997 is only with regard to the Predecessor.

EQUIPMENT SALES AND LEASING

Equipment sales and leasing revenues increased approximately $4.9 million or 162.6% to $8.0 million for the three months ended March 31, 1998, compared to $3.0 million for the three months ended March 31, 1997. Approximately $4.3 million of this increase relates to the Company's purchase of Preco Machinery Sales, Inc. ("Preco") which was effective as of December 1, 1997. The remaining increase in revenues relates to growth of equipment rentals and leases at locations existing prior to the purchase of Preco. Operating expenses for the Equipment Sales and Leasing segment increased $4.7 million or 162.4% to $7.6 million for the three months ended March 31, 1998, compared to $2.9 million for the three months ended March 31, 1997. Approximately $4.2 million of this increase relates to the Company's purchase of Preco. The remaining increase in operating expenses relates to the additional costs incurred as a result of the increase in equipment rental and lease revenue.

HOSPITALITY

Hospitality revenues represent RoseStar and COI Hotel revenues. As the Company was not involved in the Hospitality segment prior to July 31, 1997, hospitality revenues of $58.3 million for the three months ended March 31, 1998 represent 100% of the increase over the three months ended March 31, 1997. Hospitality direct expenses, which represent costs incurred by the full-service hotels, as well as destination, health and fitness resorts and Hospitality Properties rent paid to Crescent Partnership or other Crescent Equities subsidiaries, are new expenses for the three months ended March 31, 1998. Such costs are attributable to the acquisition and operation of RoseStar and the operations of COI Hotel.

LAND DEVELOPMENT

Land development revenues represent revenues from Desert Mountain Properties L.P. ("Desert Mountain Properties") prior to the elimination of the 95% minority interest. As the Company was not involved in the Land Development segment prior to July 31, 1997, land development revenues of $31.1 million for the three months ended March 31, 1998 represent a 100% increase over the three months ended March 31, 1997. Land development direct expenses represent operating costs incurred by Desert Mountain Properties prior to the elimination of the 95% minority interest. As the Company was not involved in the Land Development segment prior to July 31, 1997, land development direct expenses of $31.8 million for the three months ended March 31, 1998 represent a 100% increase over the three months ended March 31, 1997.

HEALTHCARE

The Company recognized a $5.4 million loss on its investment in CBHS for the three months ended March 31, 1998. As the Company invested in CBHS on June 17, 1997, there are no prior period amounts for comparative purposes. CBHS' operating losses have been caused by downward trends in the average length of stay and net revenue per equivalent patient day, which management believes to be consistent with the general deterioration in the behavioral healthcare industry. Effective March 3, 1998, the Company signed a definitive agreement (the "Equity Purchase Agreement") to acquire the 50% membership interest in CBHS currently owned by Charter Behavioral Health Systems, Inc., a subsidiary of Magellan Health Services, Inc. ("Magellan"). Also effective March 3, 1998, CBHS signed a definitive agreement (the "Purchase Agreement") to acquire from Magellan and certain direct and indirect subsidiaries of Magellan equity interests in certain entities and the assets of certain staff model clinics. The transactions contemplated by the Equity Purchase Agreement and the Purchase Agreement are structured such that the $78 million annual franchise fee currently paid by CBHS to Magellan would be eliminated. Management believes that the elimination of the franchise fees would result in an improvement in the operating results of CBHS.

As of March 31, 1998, the Company had made total equity and debt contributions of $25.0 million to CBHS, including $17.5 million in redeemable preferred interests. For financial reporting purposes, the amount of losses the Company has recognized with respect to its investment in CBHS has been limited to the balance of the investment in CBHS. The Company's investment in CBHS was zero as of March 31, 1998. Pursuant to the terms of the Equity Purchase Agreement, the Company anticipates that it will invest at least an additional $30 million, assuming the transactions contemplated thereby are consummated, and may make a further investment in accordance with the terms of the support agreement, pursuant to which the Company has agreed, among other things, to advance to CBHS any amounts necessary to pay expenses incurred in connection with obtaining financing to meet CBHS payment obligations under the Purchase Agreement. If the Company elects not to proceed with the Equity Purchase Agreement tansactions, it will be obligated to pay Magellan a $5 million break-up fee.

Liquidity and Capital Resources

The Company currently has pending acquisitions and future opportunities for which it does not yet have adequate financing, including transactions involving Crescent Machinery, CBHS, Station Casinos, Inc., Hicks-Muse and the Mavericks/Stars arena and adjacent development opportunities. Management is considering an equity offering (as discussed below), various financing alternatives with Crescent Equities and Crescent Partnership, additional bank financing, and other private equity financing possibilities. Crescent Operating anticipates that it will obtain adequate financing to capitalize on pending and identified future business and investment opportunities, although there can be no assurances that adequate financing will be obtained at a cost of capital acceptable to the Company.

Net cash flows used in operating activities for the three months ended March 31, 1998 were $3.4 million compared with the net cash provided by operating activities of $10,524 for the three months ended March 31, 1997. Significant components of the $3.4 million of cash used in operating activities for the three months ended March 31, 1998 were the current year loss of $1.2 million, cash used as a result of a net increase in accounts receivable and inventories of $7.0 million and a decrease in accounts payable and accrued expenses of $8.9 million. These amounts were offset by equity in losses of unconsolidated subsidiaries of $2.4 million, $3.5 million of depreciation and amortization expense and an increase in deferred revenue of $7.2 million.

Net cash flows provided by investing activities for the three months ended March 31, 1998 were $24.0 million compared with the net cash used in investing activities of $.6 million for the three months ended March 31, 1997. Significant components of the $24.0 million of cash provided by investing activities for the three months ended March 31, 1998 were net cash received from the collection and sales of notes receivable of $21.4 million and from the sale of real estate of $4.5 million offset by $3.0 million of cash used for the purchase of property and equipment.

Net cash flows used in financing activities for the three months ended March 31, 1998 were $31.8 million compared with the net cash provided by financing activities of $.7 million for the three months ended March 31, 1997. Significant components of the $31.8 million of cash used in financing activities for the three months ended March 31, 1998 were cash used for the payments of long-term debt of $33.3 million and distributions to minority interest of $1.5 million offset by cash received of $3.0 million from the issuance of long term debt.

In connection with the formation and capitalization of Crescent Operating in the second quarter of 1997, Crescent Operating received approximately $14.1 million in cash from Crescent Partnership and Crescent Partnership loaned Crescent Operating approximately $35.9 million pursuant to a five-year term loan, maturing on May 8, 2002, of which approximately $26.8 million was outstanding as of March 31, 1998. The loan is a recourse loan that is collateralized, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets which the Company now owns or may acquire in the future. The loan bears interest at the rate of 12% per annum, compounded annually, and is payable quarterly in an amount equal to the lesser of (i) the net cash flow for the preceding quarter and (ii) the quarterly amount of principal due, together with interest accrued on the loan. Net cash flow is computed by subtracting the total costs incurred by Crescent Operating from its gross receipts. The Company also obtained a $20.4 million line of credit from Crescent Partnership in connection with its formation and capitalization. Advances under the line of credit bear interest at the same rate as the term loan. The line of credit is payable on an interest-only basis during its term, which expires on the later of (i) May 31, 2002 or (ii) five years after the last draw under the line of credit. Draws may be made under the line of credit until June 22, 2002. The line of credit is a recourse obligation and amounts outstanding thereunder are collateralized, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets which the Company now owns or may acquire in the future. As of March 31, 1998, $13.5 million was outstanding under the line of credit.

Approximately $12.6 million in cash and the proceeds of approximately $15.3 million of loans were used to acquire the Carter-Crowley Assets and the 12.38% DBL Interest in May 1997. An additional $1.5 million in the form of cash, together with the remaining approximately $20.6 million advanced in the form of loans, was used both to acquire, and make an additional contribution relating to, the CBHS Interest and to acquire the Magellan warrants for an aggregate of approximately $20.0 million, and to fund an obligation of Crescent Machinery (formerly known as Moody-Day) to purchase construction equipment for approximately $2.1 million. The line of credit was used to support funding obligations associated with these acquisitions (consisting of approximately $2.1 million relating to Crescent Operating's investment in Hicks-Muse and approximately $17.5 million relating to the CBHS Interest) and other cash requirements.

In August 1997, the Company obtained a $15.0 million short-term unsecured bank line of credit from NationsBank. The line of credit has a one-year term (subject to the Company's right to renew the term for an additional one-year period) and bears interest at LIBOR plus 1%. The $15.0 million available under the line of credit from NationsBank was fully drawn as of March 31, 1998, and was used to acquire RoseStar and reduce the outstanding balance of the line of credit with Crescent Partnership.

The primary source of repayment of the NationsBank line of credit is anticipated to be a future equity offering, which the Company has agreed to use its best efforts to complete prior to maturity of the line of credit in August 1998 or 1999. The Company has obtained an agreement from Richard Rainwater, Gerald Haddock and John Goff (each a stockholder, director and/or officer of the Company) which provides that, if the Company does not raise from an equity offering funds sufficient to pay the NationsBank line of credit when due (a "Successful Offering"), each of Messrs. Rainwater, Haddock and Goff jointly and severally agree to purchase the number of additional shares of the Company's common stock necessary to fund repayment of the NationsBank line of credit. The Company has agreed to sell such additional shares of common stock to Messrs. Rainwater, Haddock, and Goff at a price equal to the average closing bid price of the Company's common stock during the 10 days immediately preceding the date NationsBank notifies Messrs. Rainwater, Haddock and Goff that the Company has not completed a Successful Offering prior to maturity of the NationsBank line of credit.

As a part of the acquisition of a two-thirds interest in the Houston Center Athletic Club Venture ("HCAC") and a related $5.0 million note, the Company borrowed $1.8 million in the form of two notes (one for $1.0 million and the other for $.8 million) from Crescent Partnership at an interest rate of 8.5% per annum. The $1.0 million note, which is secured by the $5.0 million note the Company purchased as part of the transaction is payable on an interest-only basis through its maturity on September 21, 1998. Interest on the $1.0 million note commenced in October 1997 and is payable monthly. The $.8 million note is collateralized by the two-thirds interest in the HCAC and matures September 22, 2002. An interest-only payment became due in October 1997. Monthly principal and interest payments on the $.8 million loan commenced in November 1997.

Desert Mountain Properties also has a credit agreement with Crescent Partnership pursuant to which Crescent Partnership has advanced funds to Desert Mountain Properties through a "Junior Note", a "Senior Note" and a "Lot Sales Note". The Junior Note evidences a $60.0 million advance from Crescent Partnership to Desert Mountain Properties and accrues interest at 14% per annum. The Senior Note evidences a $110.0 million advance from Crescent Partnership to Desert Mountain Properties and accrues interest at 10% per annum. The principal and interest on both the Junior Note and the Senior Note are payable in quarterly installments, based on proceeds from the operations of Desert Mountain Properties. The Lot Sales Note bore interest at an annual rate equal to the prime rate plus 1%, and was payable in monthly installments based on the previous month's proceeds obtained by Desert Mountain Properties from other land note receivables. The Lot Sales Note was repaid during the first quarter of 1998. As of March 31, 1998, the outstanding balances on the Junior Note and Senior Note were $60.0 million and $96.0 million, respectively.

Crescent Machinery has various equipment notes payable to finance companies which are collateralized by the equipment financed. The notes are payable in monthly principal and interest payments and bear interest at 8.5% to 10% per annum. These notes mature between 1998 and 2003. As of March 31, 1998, the outstanding balance on these equipment notes was $12.9 million.

Modification of Computer Software for the Year 2000

The Company is currently evaluating its equipment for use in the Year 2000. Work plans detailing the tasks and resources required to insure that equipment is Year 2000 compliant are currently being developed and in many cases are already being implemented or Year 2000 compliant systems have been installed. CBHS expects to spend $1 million in the aggregate during fiscal 1998 and fiscal 1999 to modify internal use software. The Company does not anticipate incurring any other significant costs to make its equipment Year 2000 compliant. Costs associated with modifying equipment to be Year 2000 compliant are charged to expense as incurred.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

                           PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

Not Applicable

ITEM 2.           CHANGE IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.           OTHER INFORMATION

Not Applicable

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

         Exhibit Number         Description of Exhibits
         --------------         -------------------------------------------------------------------

         3.1*                   First Amended and Restated Certificate of Incorporation

         3.2*                   First Amended and Restated Bylaws

         4.1*                   Specimen stock certificate

         4.2*                   Preferred Share Purchase Rights Plan

         10.1*                  Amended Stock Incentive Plan

         10.2                   Intercompany Agreement between Crescent Operating, Inc. and Crescent
                                Real Estate Equities Limited Partnership (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30,
                                1997 of Crescent Operating, Inc. and incorporated herein by reference)

         10.3                   Amended and Restated Operating Agreement of Charter Behavioral
                                Health Systems, LLC (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Crescent Operating, Inc. for the Quarter Ended June
                                30, 1997 and incorporated herein by reference.)

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

         10.18***               1997 Crescent Operating, Inc. Management Stock Incentive Plan

         10.19***               Memorandum of Agreement executed November 16, 1997, among Charter
                                Behavioral Health Systems, LLC, Charter Behavioral Health Systems,
                                Inc. and Crescent Operating, Inc.

         10.20***               Purchase Agreement dated August 31, 1997, by and among Crescent
                                Operating, Inc., RoseStar Management LLC, Gerald W. Haddock, John C.
                                Goff and Sanjay Varma

         10.21***               Stock Purchase Agreement dated August 31, 1997, by and among
                                Crescent Operating, Inc., Gerald W. Haddock, John C. Goff and Sanjay
                                Varma

         10.22                  Amended and Restated Lease Agreement, dated June 30, 1995 between
                                Crescent Real Estate Equities Limited Partnership and RoseStar
                                Management LLC, relating to the Denver Marriott City Center (filed as Exhibit 10.17 to the Annual Report on Form 10-K of Crescent Real
                                Estate Equities Company for the Fiscal Year Ended December 31, 1995
                                (the "1995 10-K") and incorporated herein by reference)

         10.23                  Lease Agreement, dated December 19, 1995 between Crescent Real
                                Estate Equities Limited Partnership and RoseStar Management LLC,
                                relating to the Hyatt Regency Albuquerque (filed as Exhibit 10.16 to the 1995 10-K and incorporated herein by reference)

         10.24                  Form of Amended and Restated Lease Agreement, dated January 1, 1996, among Crescent Real Estate Equities Limited Partnership, Mogul
                                Management, LLC and RoseStar Management LLC, relating to the Hyatt
                                Regency Beaver Creek (filed as Exhibit 10.12 to the 1995 10-K and incorporated herein by reference)

         10.25                  Lease Agreement, dated July 26, 1996, between Canyon Ranch, Inc. and
                                Canyon Ranch Leasing, L.L.C., assigned by Canyon Ranch, Inc. to
                                Crescent Real Estate Equities Limited Partnership pursuant to the
                                Assignment and Assumption Agreement of Master Lease, dated July 26,
                                1996 (filed as Exhibit 10.24 to the Quarterly Report on Form 10-Q/A
                                of Crescent Real Estate Equities Company for the Quarter Ended June
                                30, 1997 (the "June 1997 10-Q") and incorporated herein by reference)

         10.26                  Lease Agreement, dated November 18, 1996 between Crescent Real
                                Estate Equities Limited Partnership and Wine Country Hotel, LLC
                                (filed a Exhibit 10.25 to the Annual Report on Form 10-K of Crescent
                                Real Estate Equities Company for the Fiscal Year Ended December 31,
                                1996 and incorporated herein by reference)



         10.27                  Lease Agreement, dated December 11, 1996, between Canyon
                                Ranch-Bellefontaine Associates, L.P. and Vintage Resorts, L.L.C., as
                                assigned by Canyon Ranch-Bellefontaine Associates, L.P. to Crescent
                                Real Estate Funding VI, L.P. pursuant to the Assignment and
                                Assumption Agreement of Master Lease, dated December 11, 1996 (filed as Exhibit 10.26 to the June 1997 10-Q and incorporated herein by reference)

         10.28                  Master Lease Agreement, dated June 16, 1997, between Crescent Real
                                Estate Funding VII, L.P. and Charter Behavioral Health Systems, LLC
                                and its subsidiaries, relating to the Facilities (filed as Exhibit
                                10.27 to the June 1997 10-Q and incorporated herein by reference)

         10.29***               Form of Indemnification Agreement

         10.30***               Purchase Agreement, dated as of September 29, 1997, between Crescent
                                Operating, Inc. and Crescent Real Estate Equities Limited
                                Partnership, relating to the purchase of Desert Mountain Development
                                Corporation

         10.31                  Lease Agreement dated December 19, 1997, between Crescent Real
                                Estate Equities Limited Partnership, as Lessor, and Wine Country
                                Hotel, as Lessee, for lease of Ventana Inn

         10.32                  Lease Agreement dated September 22, 1997, between Crescent Real
                                Estate Equities Limited Partnership, as lessor, and COI Hotel Group,
                                Inc., as lessee, for lease of Four Seasons Hotel, Houston

         10.33                  Asset Purchase Agreement dated December 19, 1997, among Crescent
                                Operating, Inc. Preco Machinery Sales, Inc., and certain individual
                                Preco shareholders

         10.34                  Asset Purchase Agreement dated April 30, 1998, among Crescent
                                Operating, Inc., Central Texas Equipment Company, and certain individual Central Texas shareholders

         10.35                  Credit Agreement dated August 29, 1997 between Crescent Real Estate
                                Equities Limited Partnership, as lender and Desert Mountain
                                Properties Limited Partnership, as borrower, together with related
                                Senior Note, Junior Note and deed of trust

         10.36                  Buy-Out Agreement dated April 24, 1998, between Crescent Operating,
                                Inc. and Crescent Real Estate Equities Limited Partnership

         27                     Financial Data Schedule

         *                      Incorporated by Reference to the Company's registration statement on
                                Form S-1 dated July 12, 1997

        **                      Incorporated by Reference to the Company's September 30, 1997 Form 10-Q

       ***                      Incorporated by Reference to the Company's Annual Report on Form 10-K
                                for the year ended December 31, 1997


(b)  Reports on Form 8-K

Form 8-K, dated January 15, 1998 and filed January 22, 1998, disclosing a change in the Company's certifying accountants.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of May, 1998.

                             CRESCENT OPERATING, INC.
                                  (Registrant)

                                By:  /s/ GERALD W. HADDOCK
                                    ------------------------------------------
                               Gerald W. Haddock, President and Chief
                              Executive Officer and Director (Principal
                                         Executive Officer)


                                By:  /s/ RICHARD P. KNIGHT
                                    ------------------------------------------
                             Richard P. Knight, Chief Financial Officer
                            (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

         Exhibit Number         Description of Exhibits
         --------------         -------------------------------------------------------------------

         3.1*                   First Amended and Restated Certificate of Incorporation

         3.2*                   First Amended and Restated Bylaws

         4.1*                   Specimen stock certificate

         4.2*                   Preferred Share Purchase Rights Plan

         10.1*                  Amended Stock Incentive Plan

         10.2                   Intercompany Agreement between Crescent Operating, Inc. and Crescent
                                Real Estate Equities Limited Partnership (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30,
                                1997 of Crescent Operating, Inc. and incorporated herein by reference)

         10.3                   Amended and Restated Operating Agreement of Charter Behavioral
                                Health Systems, LLC (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Crescent Operating, Inc. for the Quarter Ended June
                                30, 1997 and incorporated herein by reference.)

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

         10.18***               1997 Crescent Operating, Inc. Management Stock Incentive Plan

         10.19***               Memorandum of Agreement executed November 16, 1997, among Charter
                                Behavioral Health Systems, LLC, Charter Behavioral Health Systems,
                                Inc. and Crescent Operating, Inc.

         10.20***               Purchase Agreement dated August 31, 1997, by and among Crescent
                                Operating, Inc., RoseStar Management LLC, Gerald W. Haddock, John C.
                                Goff and Sanjay Varma

         10.21***               Stock Purchase Agreement dated August 31, 1997, by and among
                                Crescent Operating, Inc., Gerald W. Haddock, John C. Goff and Sanjay
                                Varma

         10.22                  Amended and Restated Lease Agreement, dated June 30, 1995 between
                                Crescent Real Estate Equities Limited Partnership and RoseStar
                                Management LLC, relating to the Denver Marriott City Center (filed as Exhibit 10.17 to the Annual Report on Form 10-K of Crescent Real
                                Estate Equities Company for the Fiscal Year Ended December 31, 1995
                                (the "1995 10-K") and incorporated herein by reference)

         10.23                  Lease Agreement, dated December 19, 1995 between Crescent Real
                                Estate Equities Limited Partnership and RoseStar Management LLC,
                                relating to the Hyatt Regency Albuquerque (filed as Exhibit 10.16 to the 1995 10-K and incorporated herein by reference)

         10.24                  Form of Amended and Restated Lease Agreement, dated January 1, 1996, among Crescent Real Estate Equities Limited Partnership, Mogul
                                Management, LLC and RoseStar Management LLC, relating to the Hyatt
                                Regency Beaver Creek (filed as Exhibit 10.12 to the 1995 10-K and incorporated herein by reference)

         10.25                  Lease Agreement, dated July 26, 1996, between Canyon Ranch, Inc. and
                                Canyon Ranch Leasing, L.L.C., assigned by Canyon Ranch, Inc. to
                                Crescent Real Estate Equities Limited Partnership pursuant to the
                                Assignment and Assumption Agreement of Master Lease, dated July 26,
                                1996 (filed as Exhibit 10.24 to the Quarterly Report on Form 10-Q/A
                                of Crescent Real Estate Equities Company for the Quarter Ended June
                                30, 1997 (the "June 1997 10-Q") and incorporated herein by reference)

         10.26                  Lease Agreement, dated November 18, 1996 between Crescent Real
                                Estate Equities Limited Partnership and Wine Country Hotel, LLC
                                (filed a Exhibit 10.25 to the Annual Report on Form 10-K of Crescent
                                Real Estate Equities Company for the Fiscal Year Ended December 31,
                                1996 and incorporated herein by reference)



         10.27                  Lease Agreement, dated December 11, 1996, between Canyon
                                Ranch-Bellefontaine Associates, L.P. and Vintage Resorts, L.L.C., as
                                assigned by Canyon Ranch-Bellefontaine Associates, L.P. to Crescent
                                Real Estate Funding VI, L.P. pursuant to the Assignment and
                                Assumption Agreement of Master Lease, dated December 11, 1996 (filed as Exhibit 10.26 to the June 1997 10-Q and incorporated herein by reference)

         10.28                  Master Lease Agreement, dated June 16, 1997, between Crescent Real
                                Estate Funding VII, L.P. and Charter Behavioral Health Systems, LLC
                                and its subsidiaries, relating to the Facilities (filed as Exhibit
                                10.27 to the June 1997 10-Q and incorporated herein by reference)

         10.29***               Form of Indemnification Agreement

         10.30***               Purchase Agreement, dated as of September 29, 1997, between Crescent
                                Operating, Inc. and Crescent Real Estate Equities Limited
                                Partnership, relating to the purchase of Desert Mountain Development
                                Corporation

         10.31                  Lease Agreement dated December 19, 1997, between Crescent Real
                                Estate Equities Limited Partnership, as Lessor, and Wine Country
                                Hotel, as Lessee, for lease of Ventana Inn

         10.32                  Lease Agreement dated September 22, 1997, between Crescent Real
                                Estate Equities Limited Partnership, as lessor, and COI Hotel Group,
                                Inc., as lessee, for lease of Four Seasons Hotel, Houston

         10.33                  Asset Purchase Agreement dated December 19, 1997, among Crescent
                                Operating, Inc. Preco Machinery Sales, Inc., and certain individual
                                Preco shareholders

         10.34                  Asset Purchase Agreement dated April 30, 1998, among Crescent
                                Operating, Inc., Central Texas Equipment Company, and certain individual Central Texas shareholders

         10.35                  Credit Agreement dated August 29, 1997 between Crescent Real Estate
                                Equities Limited Partnership, as lender and Desert Mountain
                                Properties Limited Partnership, as borrower, together with related
                                Senior Note, Junior Note and deed of trust

         10.36                  Buy-Out Agreement dated April 24, 1998, between Crescent Operating,
                                Inc. and Crescent Real Estate Equities Limited Partnership

         27                     Financial Data Schedule

         *                      Incorporated by Reference to the Company's registration statement on
                                Form S-1 dated July 12, 1997 ** Incorporated by Reference to the
                                Company's September 30, 1997 Form 10-Q *** Incorporated by Reference
                                to the Company's Annual Report on Form 10-K for the year ended
                                December 31, 1997