Form 10-Q
period 1998-06-30
CRESCENT OPERATING INC
filed 1998-08-14
CIK 1035426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-22725

                            CRESCENT OPERATING, INC.
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                            75-2701931
  --------------------------------------   ---------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)

    306 West 7th Street, Suite 1025
           Fort Worth, Texas                            76102
  -------------------------------------    ---------------------------------
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

                                YES [ X ] NO [ ]


Number of shares of Common Stock, $.01 par value, outstanding as of August 10, 1998: 11,399,377

                            CRESCENT OPERATING, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.     Financial Statements:

            Consolidated Balance Sheets...................................... 3

            Consolidated Statements of Operations............................ 4

            Consolidated Statements of Cash Flows............................ 6

            Notes to Consolidated Financial Statements....................... 7

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................14

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.......25


                          PART II - OTHER INFORMATION


Item 1.     Legal Proceedings................................................26

Item 2.     Changes in Securities and Use of Proceeds........................26

Item 3.     Defaults Upon Senior Securities..................................26

Item 4.     Submission of Matters to a Vote of Security Holders..............26

Item 5.     Other Information................................................26

Item 6.     Exhibits and Reports on Form 8-K.................................26

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                            CRESCENT OPERATING, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  June 30, 1998    December 31, 1997
                                                                                  -------------      -------------
                                                                                   (Unaudited)          (Audited)
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                       $  26,835,281      $  43,401,132
  Accounts receivable, net                                                           23,699,971         17,099,165
  Inventories                                                                        12,172,563         10,125,075
  Notes receivable                                                                    5,603,178          8,454,059
  Real estate held for sale                                                          41,122,941         43,200,000
  Prepaid expenses and other current assets                                           3,833,154          4,714,827
                                                                                  -------------      -------------
     Total current assets                                                           113,267,088        126,994,258
                                                                                  -------------      -------------

PROPERTY AND EQUIPMENT, NET                                                         107,173,834         90,979,033
                                                                                  -------------      -------------

INVESTMENTS                                                                         294,366,058        219,675,214
                                                                                  -------------      -------------
OTHER ASSETS
  Real estate                                                                        67,422,103         70,827,584
  Notes receivable                                                                   17,443,780         35,343,319
  Goodwill, net of accumulated amortization of
      $7,089,865 and $4,211,964 in 1998 and 1997, respectively                       35,108,486         35,777,368
  Other assets                                                                        6,959,746          4,786,559
                                                                                  -------------      -------------
     Total other assets                                                             126,934,115        146,734,830
                                                                                  -------------      -------------

TOTAL ASSETS                                                                      $ 641,741,095      $ 584,383,335
                                                                                  =============      =============
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                           $  42,130,610      $  49,320,732
  Accounts payable - CEI                                                              6,868,761          6,588,606
  Current portion of long-term debt - CEI                                             1,520,182         24,084,587
  Current portion of long-term debt                                                   7,730,201         18,759,349
  Deferred revenue                                                                    5,367,057          4,712,227
                                                                                  -------------      -------------
     Total current liabilities                                                       63,616,811        103,465,501

LONG-TERM DEBT-CEI, NET OF CURRENT PORTION                                          190,837,244        207,798,563
LONG-TERM DEBT, NET OF CURRENT PORTION                                               32,750,255          7,486,378
OTHER LIABILITIES
  Deferred revenue                                                                   29,859,365         17,477,576
  Other                                                                               5,892,032          2,648,879
                                                                                  -------------      -------------
     Total liabilities                                                              322,955,707        338,876,897
                                                                                  -------------      -------------

MINORITY INTERESTS                                                                  322,634,510        253,566,622
                                                                                  -------------      -------------
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value, 10,000,000 shares authorized,
       no shares issued or outstanding                                                       --                 --
Common stock, $.01 par value, 22,500,000 shares authorized, 11,398,091 and
       11,211,094 shares issued and outstanding in 1998 and 1997, respectively          113,980            112,111
Additional paid-in capital                                                           17,663,544         14,255,423
Deferred compensation on restricted shares                                             (225,312)          (262,500)
Retained deficit                                                                    (21,401,334)       (22,165,218
                                                                                  -------------      -------------
     Total shareholders' equity (deficit)                                            (3,849,122)        (8,060,184)
                                                                                  -------------      -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                              $ 641,741,095      $ 584,383,335
                                                                                  =============      =============



         See accompanying notes to the consolidated financial statements

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                        Carter-Crowley Asset
                                                         Crescent Operating, Inc.        Group (Predecessor)
                                                     --------------------------------      -------------
                                                     For the Three   For the period from For the Period from
                                                     Months Ended       May 9, 1997 to     April 1, 1997
                                                     June 30, 1998      June 30, 1997      to May 8, 1997
                                                     -------------      -------------      -------------
REVENUES
   Equipment sales & leasing                         $  11,558,220      $   1,707,580      $   1,617,765
   Hospitality                                          53,102,725                 --                 --
   Land development                                     42,148,417                 --                 --
                                                     -------------      -------------      -------------

      Total revenues                                   106,809,362          1,707,580          1,617,765
                                                     -------------      -------------      -------------

OPERATING EXPENSES
   Equipment sales & leasing direct expenses            10,839,969          1,424,882          1,598,756
   Hospitality direct expenses                          39,063,189                 --                 --
   Hospitality properties rent - CEI                    12,191,351                 --                 --
   Land development direct expenses                     40,494,318                 --                 --
   General and administrative expenses                     815,361                 --                 --
                                                     -------------      -------------      -------------

      Total operating expenses                         103,404,188          1,424,882          1,598,756
                                                     -------------      -------------      -------------
INCOME FROM OPERATIONS                                   3,405,174            282,698             19,009
                                                     -------------      -------------      -------------
INVESTMENT INCOME (LOSS)                                 8,605,677           (399,000)                --
                                                     -------------      -------------      -------------
OTHER (INCOME) EXPENSE
   Interest expense                                      3,425,904            308,825             22,114
   Interest income                                        (983,393)            (3,888)            (3,167)
   Other                                                    24,313           (159,261)            (3,517)
                                                     -------------      -------------      -------------

      Total other (income) expense                       2,466,824            145,676             15,430
                                                     -------------      -------------      -------------
INCOME (LOSS) BEFORE MINORITY
    INTERESTS AND INCOME TAXES                           9,544,027           (261,978)             3,579
MINORITY INTERESTS                                      (3,403,659)                --                 --
                                                     -------------      -------------      -------------
INCOME (LOSS) BEFORE INCOME TAXES                        6,140,368           (261,978)             3,579

INCOME TAX (PROVISION) BENEFIT                          (4,197,913)                --             (1,254)
                                                     -------------      -------------      -------------
NET INCOME (LOSS)                                    $   1,942,455      $    (261,978)     $       2,325
                                                     =============      =============      =============
EARNINGS (LOSS) PER SHARE
   Basic                                             $        0.17      $       (0.02)
                                                     =============      =============
   Diluted                                           $        0.16      $       (0.02)
                                                     =============      =============

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                11,327,601         11,025,547
                                                     =============      =============
   Diluted                                              12,133,300         11,025,547
                                                     =============      =============

        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                                        Carter-Crowley Asset
                                                         Crescent Operating, Inc.        Group (Predecessor)
                                                     --------------------------------      -------------
                                                     For the Six     For the period from For the Period from
                                                     Months Ended       May 9, 1997 to     January 1, 1997
                                                     June 30, 1998      June 30, 1997      to May 8, 1997
                                                     -------------      -------------      -------------
REVENUES
   Equipment sales & leasing                         $  19,538,876      $   1,707,580      $   4,657,260
   Hospitality                                         111,367,899                 --                 --
   Land development                                     73,279,739                 --                 --
                                                     -------------      -------------      -------------

      Total revenues                                   204,186,514          1,707,580          4,657,260
                                                     -------------      -------------      -------------

OPERATING EXPENSES
   Equipment sales & leasing direct expenses            18,451,255          1,424,882          4,499,145
   Hospitality direct expenses                          80,411,943                 --                 --
   Hospitality properties rent - CEI                    24,516,088                 --                 --
   Land development direct expenses                     72,321,625                 --                 --
   General and administrative expenses                   1,139,038                 --                 --
                                                     -------------      -------------      -------------

      Total operating expenses                         196,839,949          1,424,882          4,499,145
                                                     -------------      -------------      -------------

INCOME FROM OPERATIONS                                   7,346,565            282,698            158,115
                                                     -------------      -------------      -------------

INVESTMENT INCOME (LOSS)                                 6,650,024           (399,000)                --
                                                     -------------      -------------      -------------

OTHER (INCOME) EXPENSE
   Interest expense                                      7,251,423            308,825            135,367
   Interest income                                      (2,215,871)            (3,888)           (12,885)
   Other                                                    37,483           (159,261)            (3,459)
                                                     -------------      -------------      -------------

      Total other (income) expense                       5,073,035            145,676            119,023
                                                     -------------      -------------      -------------
INCOME (LOSS) BEFORE MINORITY
    INTERESTS AND INCOME TAXES                           8,923,554           (261,978)            39,092

MINORITY INTERESTS                                      (3,890,368)                --                 --
                                                     -------------      -------------      -------------

INCOME (LOSS) BEFORE INCOME TAXES                        5,033,186           (261,978)            39,092

INCOME TAX (PROVISION) BENEFIT                          (4,269,302)                --            (13,682)
                                                     -------------      -------------      -------------

NET INCOME (LOSS)                                    $     763,884      $    (261,978)     $      25,410
                                                     =============      =============      =============

EARNINGS (LOSS) PER SHARE
   Basic                                             $        0.07      $       (0.02)
                                                     =============      =============
   Diluted                                           $        0.06      $       (0.02)
                                                     =============      =============
WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                11,271,023         11,025,547
                                                     =============      =============
   Diluted                                              12,080,623         11,025,547
                                                     =============      =============


        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                               Carter-Crowley Asset
                                                                                  Crescent Operating, Inc.      Group (Predecessor)
                                                                               ------------------------------      ------------
                                                                               Six Months    For the period from For the period from
                                                                                  Ended         May 9, 1997 to   January 1, 1997 to
                                                                              June 30, 1998     June 30, 1997      May 8, 1997
                                                                               ------------      ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                          $    763,884      $   (261,978)     $     25,410
    Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating activities:
        Depreciation                                                              6,287,829             3,518           747,503
        Amortization                                                              2,877,901                --                --
        Provision for deferred income taxes                                       1,051,095                --                --
        Investment (income) loss                                                 (6,650,024)          399,000                --
        Minority interests                                                        3,890,368                --                --
        Deferred compensation                                                        37,187                --                --
        Gain on sale of property and equipment                                     (199,417)               --          (133,607)
        Gain on sale of partnership                                                      --          (150,000)               --
        Net proceeds from sale of real estate                                     5,482,540                --                --
        Changes in assets and liabilities:
            Accounts receivable                                                  (6,125,030)          (62,194)          152,231
            Inventories                                                          (1,878,883)         (364,857)          115,403
            Prepaid expenses and current assets                                    (670,381)          208,552          (125,205)
            Other assets                                                           (161,787)               --                --
            Accounts payable and accrued expenses                                (6,680,915)          112,000           197,384
            Accounts payable - CEI                                                  280,155                --                --
            Deferred revenue, current and noncurrent                             13,951,406                --                --
                                                                               ------------      ------------      ------------
                 Net cash provided by (used in) operating activities             12,255,928          (115,959)          979,119
                                                                               ------------      ------------      ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of business interests, net of cash acquired                       (6,841,674)               --                --
   Acquisition of business interests by minority interests                      (66,615,023)               --                --
   Purchases of property and equipment                                          (14,177,358)       (1,857,421)               --
   Proceeds from sale of property and equipment                                   1,390,861            79,177           309,890
   Net proceeds from sale and collection of notes receivable                     21,155,492                --                --
   Net proceeds from (investment in) Hicks-Muse                                   4,509,621          (689,175)       (1,870,636)
   Investment in CBHS                                                                    --        (7,500,000)               --
   Purchase of Magellan warrants                                                         --       (12,500,000)               --
   Dividends received                                                             4,250,000                --                --
                                                                               ------------      ------------      ------------
                 Net cash used in investing activities                          (56,328,081)      (22,467,419)       (1,560,746)
                                                                               ------------      ------------      ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of long-term debt                                                    12,464,080                --           408,320
   Payments on long-term debt                                                    (3,448,069)               --          (848,310)
   Proceeds of long-term debt - CEI                                               1,992,193        35,825,000                --
   Payments on long-term debt - CEI                                             (42,314,637)       (9,920,000)               --
   Capital contributions by minority interests                                   66,425,023                --                --
   Distributions to minority interests                                           (7,632,364)               --                --
   Other                                                                             20,074        (2,280,000)        1,164,967
                                                                               ------------      ------------      ------------
                 Net cash provided by financing activities                       27,506,300        23,625,000           724,977
                                                                               ------------      ------------      ------------

 NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                             (16,565,853)        1,041,622           143,350

 CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                           43,401,134           165,685            22,335
                                                                               ------------      ------------      ------------
 CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                               $ 26,835,281      $  1,207,307      $    165,685
                                                                               ============      ============      ============

        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    ORGANIZATION:

Crescent Operating, Inc. ("Crescent Operating" or the "Company") was formed on April 1, 1997, by Crescent Real Estate Equities Company ("Crescent Equities" or "CEI") and its subsidiary Crescent Real Estate Equities Limited Partnership ("Crescent Partnership") to be the lessee and operator of certain assets owned or to be acquired by Crescent Partnership and to perform an agreement (the "Intercompany Agreement") between Crescent Operating and Crescent Partnership, pursuant to which each has agreed to provide the other with rights to participate in certain transactions. The Company also engages in other business enterprises not related to Crescent Equities or the Intercompany Agreement, such as the equipment sales and leasing segment. Effective June 12, 1997, Crescent Equities distributed shares of Crescent Operating common stock to shareholders of Crescent Equities and unit holders of Crescent Partnership and became a public company. Crescent Operating's common stock is listed on the NASDAQ National Market under the symbol "COPI". Unless the context otherwise requires, the terms "Crescent Operating", the "Company", "Crescent Equities", "CEI" and "Crescent Partnership" include the subsidiaries of each and, in the case of "CEI" and "Crescent Equities" includes "Crescent Partnership."

Crescent Operating is a diversified management company that currently operates in five business segments: Hospitality, Land Development, Equipment Sales and Leasing, Healthcare and Refrigerated Warehousing. Within these segments, Crescent Operating does business throughout the United States.

2.    BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and related footnotes of the Company for the fiscal year ended December 31, 1997 included in the Company's Form 10-K. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements have been included and all significant intercompany balances and transactions have been eliminated. Certain prior period information has been reclassified to conform to current period presentation. Due to acquisitions and seasonal fluctuations, operating results for interim periods reflected are not necessarily indicative of the results that may be expected for a full fiscal year.

Crescent Machinery Company ("Crescent Machinery", formerly known as Moody-Day, Inc.), Rosestar Management LLC ("RoseStar"), COI Hotel Group, Inc. ("COI Hotel"), and WOCOI Investment Company ("WOCOI"), which are wholly-owned subsidiaries of Crescent Operating, are consolidated. The Company owns 5% of each of Woodlands Land Company, Inc. ("LandCo"), Desert Mountain Development Corporation ("Desert Mountain Development"), Crescent CS Holdings Corporation ("CS I") and Crescent CS Holdings II Corporation ("CS II"). The Company's 5% interests represent 100% of the voting stock of these entities, and therefore, these entities are consolidated into Crescent Operating and the remaining 95% is reported as minority interests. The Company's investment in Hicks Muse Tate & Furst Equity Fund II, L.P. ("Hicks-Muse") is shown at cost and the Company's 50% interest in Charter Behavioral Health Systems, LLC ("CBHS") is shown on the equity method of accounting.

The combined financial statements of the "Predecessor" were prepared on the basis that the Predecessor is a combination of Moody-Day, Inc. ("Moody-Day") and Hicks-Muse (collectively, the "Carter-Crowley Asset Group"). As the Company did not have any activity prior to May 9, 1997, the data included relating to the periods in 1997 prior to May 9, is only with regard to the Predecessor. The assets of the Carter-Crowley Asset Group were adjusted at May 9, 1997 to reflect the purchase price allocation.

3.    RECENT DEVELOPMENTS:

HOSPITALITY

On February 4, 1998, Ventana Inn closed its operations due to a landslide that washed out Highway 1, the major access road to the property. The Ventana Inn re-opened on May 1, 1998. The Company has filed a claim for losses totaling $1.3 million under its business interruption insurance policy. Hospitality revenues for the quarter ended June 30, 1998 include $450,000 in insurance proceeds received in July 1998 relating to the claim. The Company cannot predict the outcome of the entire claim and accordingly, has not accrued for estimated insurance proceeds above what has been received. The Company anticipates that the claim will be settled during the third quarter of 1998.

LAND DEVELOPMENT

Effective August 12, 1998, Crescent Operating entered into a binding letter of intent with Gerald W. Haddock, John C. Goff, and Harry Frampton to acquire their 10% interest in Crescent Development Management Corp. ("CDMC"). The 10% interest represents 100% of the voting common stock of CDMC. The acquisition price of $9 million will be paid in common stock of Crescent Operating valued at $13.00 per share, unless Crescent Operating common stock's average closing sale price on NASDAQ exceeds $17.00 per share for any period of ten consecutive trading days prior to consummation of the transaction in which case the shares would be valued at $15.00 per share. The remaining 90% of CDMC is currently owned by Crescent Partnership, which owns nonvoting securities only. CDMC is principally engaged in investing in partnerships and other entities that directly or indirectly through other entities participate in development and management of resort, residential and vacation home real properties and ancillary supporting services principally in Colorado. The transaction will be dependent on negotiation and execution of definitive acquisition documents containing customary terms acceptable to all parties, satisfactory results of due diligence investigations, approval by the Company's board, receipt of necessary approvals and other conditions; in addition, Messrs. Haddock, Goff and Frampton will not be obligated to exchange their CDMC stock if Crescent Operating common stock's average closing sale price on NASDAQ is less than $7.00 per share for the ten consecutive trading days immediately prior to the transaction's closing date.

EQUIPMENT SALES AND LEASING

Effective July 31, 1998, the Company acquired all of the stock of Harvey Equipment Center, Inc. ("Harvey"), a company which is engaged in equipment sales, leasing and servicing, located in Van Wert, Ohio. The purchase price of approximately $8.4 million was comprised of $2.7 million in cash, the issuance of notes payable by Crescent Operating in the amount of $1.2 million and the assumption of $4.5 million of liabilities. The $1.2 million notes bear interest at 8.0% per annum and are payable in eight semi-annual installments of principal and interest of $.18 million. The transaction was treated as a purchase for accounting purposes and accordingly the results of operations will be included in the Company's financial statements from the date of acquisition.

Effective July 1, 1998, the Company acquired all of the stock of Western Traction Company ("Western Traction"), a company that is engaged in equipment sales, leasing and servicing, with locations in Sacramento, California, Union City, California, Fresno, California, Sparks, Nevada and Honolulu, Hawaii. The purchase price of approximately $52.0 million was comprised of $6.5 million in cash, the issuance of a note payable by Crescent Operating in the amount of $7.5 million and the assumption of liabilities of $38 million. The $7.5 million note bears interest at 8.5% per annum and is payable in 18 monthly installments of principal and interest of $.45 million. The transaction was treated as a purchase for accounting purposes and accordingly the results of operations will be included in the Company's financial statements from the date of acquisition.

Effective June 8, 1998, the Company acquired all of the stock of Machinery, Inc., a company that is engaged in equipment sales, leasing and servicing, with locations in Tulsa and Oklahoma City, Oklahoma. The purchase price of approximately $2.8 million was comprised of $.6 million in cash, the issuance of 38,170 shares of Crescent Operating common stock and the assumption of $1.5 million of liabilities. The transaction was treated as a purchase for accounting purposes and accordingly the results of operations have been included in the Company's financial statements since the date of acquisition.

Effective April 30, 1998, the Company acquired certain assets of Central Texas Equipment Co. ("Central Texas"), a company which is engaged in equipment sales, leasing and servicing, located in Austin, Texas. The purchase price of approximately $9.7 million was comprised of $3.0 million in cash, the issuance of 128,551 shares of Crescent Operating common stock and the assumption of $4.1 million of liabilities. The transaction was treated as a purchase for accounting purposes and accordingly the results of operations have been included in the Company's financial statements since the date of acquisition.

With the completion of the Harvey, Western Traction, Machinery, Inc. and Central Texas acquisitions, Crescent Machinery has 14 locations in Texas, California, Nevada, Oklahoma, Ohio and Hawaii.

HEALTHCARE

Effective March 3, 1998, the Company signed a definitive agreement (the "Equity Purchase Agreement") to acquire the 50% membership interest in CBHS currently owned by Magellan CBHS Holdings, Inc., formerly Charter Behavioral Health Systems, Inc. ("CBHS Holdings"). Also effective March 3, 1998, CBHS signed a definitive agreement (the "Purchase Agreement") to acquire from Magellan Health Services, Inc. ("Magellan") and certain direct and indirect subsidiaries of Magellan, equity interests in certain entities, intellectual property rights, including the "Charter" name and 800-CHARTER telephone number, and the assets of certain staff model clinics. The Company signed a support agreement (the "Support Agreement"), dated as of March 3, 1998, pursuant to which the Company agreed to assist CBHS in obtaining the funds required to consummate the transactions contemplated by the Purchase Agreement and to pay a $5 million break up fee in the event that such transactions were not consummated or the Purchase Agreement was terminated as a result of CBHS' failure to obtain the required funds.


The closing of the transactions contemplated by the Equity Purchase Agreement and the Purchase Agreement, which was originally scheduled for July 1998, was subject to certain conditions which have not been met and are unlikely to be satisfied in the near term. Consequently, as of August 12, 1998, the Company and Magellan currently are engaged in negotiations to restructure the transactions which are the subject of the above-referenced agreements. No new definitive agreements have yet been reached in respect of the purchase and sale of any portion of the interest in CBHS currently owned by CBHS Holdings or the equity interests and assets currently owned by Magellan and its subsidiaries. Because conditions to the Company's obligations under the Equity Purchase Agreement and the Support Agreement have not been met, the Company believes it is under no obligation to pay the $5 million break up fee to Magellan.


REFRIGERATED WAREHOUSING

On June 1, 1998, Americold Logistics, a group of companies in which Crescent Operating owns a 2% indirect interest, acquired nine refrigerated storage properties from Freezer Services, Inc. for approximately $134 million which required a capital contribution from Crescent Operating of $2.3 million. On July 1, 1998, Americold Logistics acquired five refrigerated storage properties from Carmar Group for approximately $158 million which required a capital contribution from Crescent Operating of $2.7 million. These properties contain approximately 90 million cubic feet of refrigerated storage space.

In April 1998, Americold Logistics refinanced its $607 million secured and unsecured debt with a weighted average rate of approximately 12% with a $550 million non-recourse, ten-year loan secured by 58 refrigerated storage properties with an interest rate of 6.89% which required a capital contribution from Crescent Operating of $1.5 million.

OTHER

As previously announced by Crescent Equities, Crescent Equities entered into an Agreement and Plan of Merger, dated January 16, 1998, as amended, (the "Station Merger Agreement"), with Station Casinos, Inc. ("Station"), pursuant to which Station would merge with and into Crescent Equities (the "Station Merger"). As previously announced by the Company, the Company anticipated that certain operating assets and employees of Station would be transferred to a limited liability company (the "Station LLC") immediately prior to the Station Merger and that the Company would be offered the opportunity to acquire a substantial interest in the Station LLC. As of August 11, 1998, each of Crescent Equities and Station had filed actions against the other in connection with the proposed Station Merger and Crescent Equities had announced that it sent a notice to Station terminating the Station Merger Agreement. The action filed by Crescent Equities seeks, among other things, a declaratory judgement that alleged breaches by Station under the Station Merger Agreement excuse Crescent Equities from any further obligations under the Station Merger Agreement. As a consequence, the Company does not believe that it is likely that it will have an opportunity to acquire an interest in Station LLC.

On June 26, 1998, the Company filed with the Securities and Exchange Commission a registration statement on Form S-4 (the "Shelf Registration Statement") for the offering, in connection with directly negotiated acquisitions of businesses, assets or securities, from time to time, in one or more series, separately or together, of (i) shares of the Company's common stock, par value $0.01 per share, (ii) shares of the Company's preferred stock, par value $0.01 per share and (iii) warrants exercisable for the Company's common stock. The Shelf Registration Statement, which became effective on July 21, 1998, is intended to facilitate the issuance by the Company of registered securities in connection with future acquisitions of businesses, assets or securities where a portion of the consideration is paid in the form of Company securities. The Company may offer up to $30 million of securities under the Shelf Registration Statement in amounts, at prices and on terms to be determined by the Company and the owners or controlling persons of the businesses, assets or securities to be acquired. As of August 13, 1998, the Company has not made any offerings of securities under the Shelf Registration Statement.

4. LONG-TERM DEBT:

Following is a summary of the Company's debt financing:

                                                                                       June 30,            December 31,
                                                                                         1998                  1997
                                                                                 ---------------------  ----------------------
      LONG-TERM DEBT - CORPORATE AND WHOLLY-OWNED SUBSIDIARIES

      Note payable to Crescent Partnership due May 2002, bears interest at 12%
      payable quarterly, collateralized, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets which the Company now owns or may acquire in the
      future (Crescent Operating).........................................           $ 26,776,720            $ 25,980,000


     Equipment notes payable to finance companies due 1998 through 2003 with monthly principal and interest payments, bear interest from 8.5% to 10.5%,
     collateralized by equipment (Crescent Machinery)..................................        22,302,585             11,245,727

     Line of credit in the amount of $20.4 million payable to Crescent
     Partnership due the later of May 2002 or five years after the last draw
     (in no event shall the maturity date be later than June 2007), bears interest at 12% payable quarterly, collateralized, to the extent not prohibited by pre-existing arrangements, by first lien on the assets which the Company now owns or may acquire in the future. The Company is in negotiations to increase the amount of the line of credit
     (Crescent Operating)..............................................................        15,717,193             13,725,000

     Line of credit in the amount of $15.0 million payable to NationsBank due
     August 1999, interest payable monthly at LIBOR plus 1% (6.66% and 6.88% at
     June 30, 1998 and December 31, 1997, respectively)   (Crescent Operating).........        15,000,000             15,000,000

      Note payable to Crescent Partnership maturing August 2003, bears interest at 10.75%, principal and interest payable monthly, collateralized by a
      deed of trust for certain property and real property (RoseStar)..................         1,914,256              2,052,482

      Note payable to Crescent Partnership due September 1998, bears interest at
      8.5% payable monthly, collateralized by the Houston Center Athletic Club
      Venture ("HCAC") $5.0 million note receivable (COI Hotel)........................         1,000,000              1,000,000

      Note payable to Crescent Partnership maturing September 2002, bears interest at 8.5%, principal and interest payable monthly,
      collateralized by the Company's 2/3 interest in HCAC (COI Hotel).................           712,695                789,820

      Note payable to Crescent Partnership maturing August 2003, bears interest at 10.75%, principal and interest payable monthly, collateralized by a deed of trust in certain real property and certain personal
      property (RoseStar) .............................................................           517,532                554,850

      Note payable to Crescent Partnership due November 2006, bears interest at
      7.5% payable annually (RoseStar).................................................           190,964                190,964
                                                                                             ------------           ------------

           Total debt - Corporate and Wholly-Owned Subsidiaries                                84,131,945             70,538,843
                                                                                             ------------           ------------



      LONG-TERM DEBT - NON WHOLLY-OWNED SUBSIDIARIES
      Senior note payable to Crescent Partnership maturing December 2005, bears interest at 10%, payments payable quarterly commencing January 15, 1998 based on sales proceeds from Desert Mountain Properties, LP ("DMPLP"), collateralized by land, improvements and equipment owned by
      DMPLP (DMPLP)................................................................           85,528,066             110,000,000

      Junior note payable to Crescent Partnership maturing December 2010, bears interest at 14%, payments payable quarterly commencing January 15, 1998 based on sales proceeds from DMPLP, collateralized by land, improvements
      and equipment owned by DMPLP (DMPLP).........................................           60,000,000              60,000,000

      Line of credit in the amount of $35 million payable to National Bank of
      Arizona due May 1999, bears interest at rates from prime to prime plus 1% (8.5% at
      June 30, 1998) payable monthly, collateralized by certain land owned by DMPLP, deeds
      of trusts on lots sold and home construction (DMPLP).........................            3,077,871                       -

      Notes payable to Crescent Partnership maturing August 1998, bears interest at the prime rate plus 1%, principal and interest payable monthly based on lot note receipts collateralized by deeds of trust on lots owned by
      DMPLP (DMPLP)................................................................                    -              17,590,034

      Other (DMPLP)................................................................              100,000                       -
                                                                                          --------------          --------------
           Total debt - Non Wholly-Owned Subsidiaries..............................          148,705,937             187,590,034
                                                                                          --------------          --------------
           Total long term debt....................................................       $  232,837,882          $  258,128,877
                                                                                          ==============          ==============


      Current portion of long term debt - CEI......................................       $    1,520,182          $   24,084,587

      Current portion of long term debt............................................            7,730,201              18,759,349

      Long term debt - CEI, net of current portion.................................          190,837,244             207,798,563

      Long term debt, net of current portion.......................................           32,750,255               7,486,378
                                                                                          --------------          --------------
                                                                                          $  232,837,882          $  258,128,877
                                                                                          ==============          ==============

5.    INVESTMENTS:

Investments consisted of the following:

                                                                                June 30,               December 31,
                                                                                  1998                    1997
                                                                            -----------------       -----------------
      Investment in Magellan warrants.....................................  $    12,500,000          $   12,500,000
      Investment in CBHS..................................................                -               5,390,000
      Investment in The Woodlands Land Development Company, L.P...........       39,775,753              31,403,893
      Investment in The Woodlands Operating Company, L.P..................        1,255,398                 597,498
      Investment in Refrigerated Warehousing partnerships.................      234,386,003             161,850,800
      Investment in HCAC..................................................      ( 1,486,176)             (1,513,923)
      Investment in Hicks-Muse............................................        7,841,102               9,446,946
      Investment in Corporate Arena Associates, Inc.......................           93,978                       -
                                                                            ---------------          --------------
                                                                            $   294,366,058          $  219,675,214
                                                                            ===============          ==============

Investment income (loss) net of minority interests consisted of the following:


                                                                                                   Six months Ended
                                                                                                    June 30, 1998
                                                                                                  ------------------
      Equity in loss of CBHS...................................................................... $      (5,390,000)
      Equity in income of The Woodlands Land Development Company, L.P.............................        10,047,000
      Equity in income of The Woodlands Operating Company, L.P....................................           657,900
      Equity in loss of Refrigerated Warehousing partnerships.....................................        (1,596,400)
      Equity in income of HCAC....................................................................            27,747
      Hicks-Muse income...........................................................................         2,903,777
                                                                                                   -----------------
                                                                                                   $       6,650,024
                                                                                                   =================

A summary of financial information for the Company's investment in CBHS has been provided as it represents a significant unconsolidated investment.

                                                                                                           CBHS
                                                                                                     -----------------
                                                                                                      Six months Ended
                                                                                                        June 30,1998
                                                                                                     -----------------

      Net revenue.................................................................................    $  377,331,000

      Operating expenses .........................................................................      (335,717,000)
      Franchise Fees..............................................................................       (39,150,000)
      Rent expense - cash.........................................................................       (21,238,000)
      Rent expense - non-cash.....................................................................        (6,809,000)
      Loss on sale of Springwood hospital.........................................................        (2,019,000)
      Depreciation and amortization...............................................................        (2,884,000)
      Interest expense, net.......................................................................        (2,605,000)
                                                                                                      --------------

           Net loss...............................................................................    $  (33,091,000)
                                                                                                      ==============

      Equity in loss of unconsolidated subsidiary (1).............................................    $   (5,390,000)
                                                                                                      ==============


    (1) Losses related to CBHS have been recognized by the Company up to the amount of the Company's investment.

                                                                                                           CBHS
                                                                                                     ----------------
                                                                                                       June 30, 1998
                                                                                                     ----------------
      Current assets..............................................................................   $   156,385,000
      Property and equipment, net.................................................................        14,917,000
      Other noncurrent assets.....................................................................        10,211,000
                                                                                                     ---------------

           Total assets...........................................................................   $   181,513,000
                                                                                                     ===============

      Current liabilities.........................................................................   $   112,681,000
      Long-term debt..............................................................................        65,000,000
      Other noncurrent liabilities................................................................        28,889,000
      Members' capital............................................................................       (25,057,000)
                                                                                                     ---------------

           Total liabilities and members' capital.................................................   $   181,513,000
                                                                                                     ===============

6.    EARNINGS PER SHARE:

Effective December 1997, the Company adopted SFAS No. 128, "Earnings Per Share" ("EPS"), which supersedes APB No. 15 for periods ending after December 15, 1997. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. Primary EPS and Fully Diluted EPS are replaced by Basic EPS and Diluted EPS, respectively. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.


                                   For the three months                For the six months                 For the period from
                                   ended June 30, 1998                 ended June 30, 1998             May 9, 1997 to June 30, 1997
                            ---------------------------------    --------------------------------  -------------------------------
                               Income   Wtd. Avg.  Per Share      Income   Wtd. Avg.   Per Share    Income  Wtd. Avg.  Per Share
                               (Loss)    Shares       Amt         (Loss)     Shares       Amt       (Loss)    Shares      Amt
                            ---------------------------------    --------------------------------  -------------------------------
BASIC EPS -
Net income available
to common shareholders      $ 1,942,455  11,327,601  $  0.17     $ 763,884  11,271,023   $ 0.07     $ (261,978) 11,025,547 $(0.02)
                                                     =======                             ======                            =======

EFFECT OF
DILUTIVE SECURITIES:
Stock Options                               779,481                            780,095
Warrants                                     26,218                             29,505
                                         ----------                         ----------
DILUTED EPS -
Net income available
to common shareholders      $ 1,942,455  12,133,300  $ 0.16      $ 763,844  12,080,623   $ 0.06     $(261,978)  11,025,547 $(0.02)
                                                     ======                              ======                            =======

The Company had 882,303 stock options and 282,508 warrants outstanding as of June 30, 1998. Earnings per share for the Predecessor is not meaningful as the capital structure of the Predecessor was not comparable to that of the Company.

7.    INCOME TAXES:

The Company's effective tax rate differs from the federal statutory income tax rate due primarily to non wholly-owned subsidiaries, which are consolidated in the Company's financial statements. The taxes related to the minority interests in such entities are included in the income tax provision (benefit) on the Company's statements of operations. The table below shows the reconciliation of the federal statutory income tax rate to the effective tax rate.

                                                                     For the three  months     For the six months
                                                                     ended June 30, 1998       ended June 30, 1998
                                                                     ---------------------     -------------------
Federal statutory income tax rate................................                   35.0%                   35.0%
Tax provision related to minority interests......................                   28.1                    45.1
Other............................................................                    5.3                     4.7
                                                                     ---------------------     -------------------
     Effective tax rate..........................................                   68.4%                   84.8%
                                                                     =====================     ===================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: investment considerations, such as the effect of economic, demographic, competitive and other conditions in the market area on cash flows and values, and the relatively high levels of debt maintained by the Company and its ability to generate revenues sufficient to meet debt service payments and other operating expenses; financing risks, such as the continued availability of equity and debt financing that may be necessary or desirable for expansion or continued operations of the Company and its investments, the Company's ability to service existing debt, the possibility that the Company's outstanding debt (which require so-called "balloon" payments of principal) may be refinanced at higher interest rates or otherwise on terms less favorable to the Company; and business and investment risks, including the underperformance or non-performance of its existing business investments, the inability of the Company to identify or pursue suitable business or investment opportunities, the impact of changes in the industries in which the Company's businesses and investments operate and economic demographic and other competitive conditions affecting such industries, including Hospitality, Land Development, Equipment Sales and Leasing, Healthcare and Refrigerated Warehousing. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to update these forward-looking statements to reflect any future events or circumstances.

OVERVIEW

Crescent Operating, Inc. ("Crescent Operating" or the "Company"), a Delaware corporation, was formed on April 1, 1997, by Crescent Real Estate Equities Company ("Crescent Equities" or "CEI") and its subsidiary Crescent Real Estate Equities Limited Partnership ("Crescent Partnership"). The Company was formed to be the lessee and operator of certain assets to be acquired by Crescent Partnership and to perform an agreement (the "Intercompany Agreement") between Crescent Operating and Crescent Partnership, pursuant to which each has agreed to provide the other with rights to participate in certain transactions. The Company also engages in other business enterprises not related to Crescent Equities or the Intercompany Agreement, such as the equipment sales and leasing segment. Effective June 12, 1997, Crescent Equities distributed shares of Crescent Operating common stock to shareholders of Crescent Equities and unit holders of Crescent Partnership and became a public company. Crescent Operating's common stock is listed on the NASDAQ National Market under the symbol "COPI". Unless the context otherwise requires, the terms "Crescent Operating", the "Company", "Crescent Equities", "CEI" and "Crescent Partnership" include the subsidiaries of each and, in the case of "CEI" and "Crescent Equities" includes "Crescent Partnership".

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

As of June 30, 1998, Crescent Operating's assets and operations were composed of five business segments: (i) Hospitality, (ii) Land Development, (iii) Equipment Sales and Leasing, (iv) Healthcare and (v) Refrigerated Warehousing. Within these segments, the Company, through various entities, owned the following (collectively referred to as the "Assets" as of such date):

o THE HOSPITALITY SEGMENT consisted of (i) 100% of RoseStar Management LLC ("RoseStar"), which, directly or indirectly through its subsidiaries, is the lessee of the Denver Marriott City Center, the Hyatt Regency Beaver Creek, the Hyatt Regency Albuquerque, Canyon Ranch-Tucson, Canyon Ranch-Lenox, the Ventana Inn and the Sonoma Mission Inn and Spa and (ii) 100% of the common stock of COI Hotel Group, Inc. ("COI Hotel"), which is the lessee of the Four Seasons Hotel in Houston, Texas and the Austin Omni Hotel (the later is subleased to an unrelated party) and has a two-thirds interest in the Houston Center Athletic Club Venture.

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

o THE EQUIPMENT SALES AND LEASING SEGMENT consisted of 100% of the common stock of Crescent Machinery, a construction equipment sales, leasing and service company which has 14 locations in six states.

o THE HEALTHCARE SEGMENT consisted of a 50% member interest in Charter Behavioral Health Systems, LLC ("CBHS"), a limited liability company which operates approximately 90 behavioral healthcare facilities. See "Recent Developments - Healthcare".

o THE REFRIGERATED WAREHOUSING SEGMENT consisted of an indirect 2% interest in each of two corporations (collectively referred to as "Americold Logistics"), that currently own and operate 89 refrigerated storage properties with an aggregate storage capacity of approximately 419 million cubic feet. On July 1, 1998, Americold Logistics acquired an additional five refrigerated storage properties with an aggregate storage capacity of 61 million cubic feet.

STRATEGY

Crescent Operating's strategy is to increase shareholder value through the development of an independent, diversified management company. While the Company has obtained several of the Assets and may continue to obtain future assets through the Intercompany Agreement with Crescent Partnership, it intends to pursue additional and similar opportunities with Crescent Equities or others in the future. The additional opportunities Crescent Operating may pursue may be unrelated to a business in which Crescent Equities is then engaged or may be acquired separately, not through the Intercompany Agreement, such as the equipment sales and leasing business. Crescent Operating's management is currently assessing other real estate related activities which would complement its diverse holdings.

By utilizing professional managers with experience in the individual businesses it owns, Crescent Operating works to improve the margins of those businesses and thereby improve its return. In most of the transactions with Crescent Partnership, where Crescent Operating's ownership comes through a lessee relationship, the profit after rent paid to Crescent Partnership is Crescent Operating's. Due to the low entry cost to Crescent Operating and the ability to improve profit margins, the effect on the rate of return to Crescent Operating could be substantial. Another advantage that Crescent Operating gains through the Intercompany Agreement is the ability to have access to numerous acquisitions without the burden of an acquisition staff, and the ability to participate in large acquisitions that otherwise would not be available to Crescent Operating. In these acquisitions, Crescent Partnership performs all the research and the due diligence and, where it elects to participate, Crescent Operating pays only its proportionate share of the acquisition costs.

Crescent Operating allows investors the opportunity to invest in the operational side of certain Crescent Equities transactions. Crescent Operating intends to continue to evaluate and, where beneficial to Crescent Operating, enter into transactions offered by Crescent Partnership under the Intercompany Agreement. All acquisitions under the Intercompany Agreement are approved by a committee of Crescent Operating directors independent of Crescent Equities.

RECENT DEVELOPMENTS

HOSPITALITY

On February 4, 1998, Ventana Inn closed its operations due to a landslide that washed out Highway 1, the major access road to the property. The Ventana Inn re-opened on May 1, 1998. The Company has filed a claim for losses totaling $1.3 million, under its business interruption insurance policy. Hospitality revenues for the quarter ended June 30, 1998 include $450,000 in insurance proceeds received in July 1998 relating to the claim. The Company cannot predict the outcome of the entire claim and accordingly, has not accrued for estimated insurance proceeds above what has been received. The Company anticipates that the final claim will be settled during the third quarter of 1998.

LAND DEVELOPMENT

Effective August 12, 1998, Crescent Operating entered into a binding letter of intent with Gerald W. Haddock, John C. Goff, and Harry Frampton to acquire their 10% interest in Crescent Development Management Corp. ("CDMC"). The 10% interest represents 100% of the voting common stock of CDMC. The acquisition price of $9 million will be paid in common stock of Crescent Operating valued at $13.00 per share, unless Crescent Operating common stock's average closing sale price on NASDAQ exceeds $17.00 per share for any period of ten consecutive trading days prior to consummation of the transaction, in which case the shares would be valued at $15.00 per share. The remaining 90% of CDMC is currently owned by Crescent Partnership, which owns nonvoting securities only. CDMC is principally engaged in investing in partnerships and other entities that directly or indirectly through other entities participate in development and management of resort, residential and vacation home real properties and ancillary supporting services principally in Colorado. The transaction will be dependent on negotiation and execution of definitive acquisition documents containing customary terms acceptable to all parties, satisfactory results of due diligence investigations, approval by the Company's board, receipt of necessary approvals and other conditions; in addition, Messrs. Haddock, Goff and Frampton will not be obligated to exchange their CDMC stock if Crescent Operating common stock's average closing sale price on NASDAQ is less than $7.00 per share for the ten consecutive trading days immediately prior to the transaction's closing date.

EQUIPMENT SALES AND LEASING

The Company has determined that it can rapidly expand the equipment sales and leasing business it acquired initially through Moody-Day. Historically, the construction equipment business has been owned and operated primarily by individuals in a localized area. Crescent Operating believes that it can consolidate many of these businesses at attractive multiples and gain significant improvement through purchasing and operating efficiencies. The Company is establishing regional centers through acquisitions of dealers with successful operations and experienced management. The Company has focused its acquisition efforts on dealerships to allow access to equipment at the most competitive prices, have factory trained service personnel and provide parts and warranty service for equipment purchased directly by end users or other rental businesses. The Company also believes that increased revenue and margins can be achieved through the expansion of the leasing/rental component of the businesses and through its relationship with Crescent Equities in its development of its real estate properties.

Effective July 31, 1998, the Company acquired all of the stock of Harvey Equipment Center, Inc. ("Harvey"), a company which is engaged in equipment sales, leasing and servicing, located in Van Wert, Ohio. The purchase price of approximately $8.4 million was comprised of $2.7 million in cash, the issuance of notes payable by Crescent Operating in the amount of $1.2 million and the assumption of $4.5 million of liabilities. The $1.2 million notes bear interest at 8.0% per annum and are payable in eight semi-annual installments of principal and interest of $.18 million. The transaction was treated as a purchase for accounting purposes and accordingly the results of operations will be included in the Company's financial statements from the date of acquisition.

Effective July 1, 1998, the Company acquired all of the stock of Western Traction Company ("Western Traction"), a company that is engaged in equipment sales, leasing and servicing, with locations in Sacramento, California, Union City, California, Fresno, California, Sparks, Nevada and Honolulu, Hawaii. The purchase price of approximately $52.0 million was comprised of $6.5 million in cash, the issuance of a note payable by Crescent Operating in the amount of $7.5 million and the assumption of liabilities of $38 million. The $7.5 million note bears interest at 8.5% per annum and is payable in 18 monthly installments of principal and interest of $.45 million. The transaction was treated as a purchase for accounting purposes and accordingly the results of operations will be included in the Company's financial statements from the date of acquisition.

Effective June 8, 1998, the Company acquired all of the stock of Machinery, Inc., a company that is engaged in equipment sales, leasing and servicing, with locations in Tulsa and Oklahoma City, Oklahoma. The purchase price of approximately $2.8 million was comprised of $.6 million in cash, the issuance of 38,170 shares of Crescent Operating common stock and the assumption of $1.5 million of liabilities. The transaction was treated as a purchase for accounting purposes and accordingly the results of operations have been included in the Company's financial statements since the date of acquisition.

Effective April 30, 1998, the Company acquired certain assets of Central Texas Equipment Co. ("Central Texas"), a company which is engaged in equipment sales, leasing and servicing, located in Austin, Texas. The purchase price of approximately $9.7 million was comprised of $3.0 million in cash, the issuance of 128,551 shares of Crescent Operating common stock and the assumption of $4.1 million of liabilities. The transaction was treated as a purchase for accounting purposes and accordingly the results of operations have been included in the Company's financial statements since the date of acquisition.

With the completion of the Harvey, Western Traction, Machinery, Inc. and Central Texas acquisitions, Crescent Machinery has 14 locations in Texas, California, Nevada, Oklahoma, Ohio and Hawaii.

Assuming the acquisitions of Harvey, Western Traction, Machinery, Inc. and Central Texas had been consummated on January 1, 1998, pro forma revenues and earnings before interest expense, net, income taxes, depreciation and amortization ("EBITDA") for Crescent Operating for the six months ended June 30, 1998 were $240,387,289 and $14,548,741, respectively.

EBITDA is calculated based on the Company's ownership percentage of the EBITDA components. EBITDA represents earnings before interest, income taxes, depreciation and amortization. Amounts are calculated based on the Company's ownership percentage of the EBITDA components. Management believes that EBITDA can be a meaningful measure of the Company's operating performance, cash generation and ability to service debt. However, EBITDA should not be considered as an alternative to either: (i) net earnings (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with
GAAP); or (iii) liquidity. There can be no assurance that the Company's calculation of EBITDA is comparable to similarly titled items reported by other companies.

HEALTHCARE

Effective March 3, 1998, the Company signed a definitive agreement (the "Equity Purchase Agreement") to acquire the 50% membership interest in CBHS currently owned by Magellan CBHS Holdings, Inc., formerly Charter Behavioral Health Systems, Inc. ("CBHS Holdings"). Also effective March 3, 1998, CBHS signed a definitive agreement (the "Purchase Agreement") to acquire from Magellan Health Services, Inc. ("Magellan") and certain direct and indirect subsidiaries of Magellan, equity interests in certain entities, intellectual property rights, including the "Charter" name and 800-CHARTER telephone number, and the assets of certain staff model clinics. The Company signed a support agreement (the "Support Agreement"), dated as of March 3, 1998, pursuant to which the Company agreed to assist CBHS in obtaining the funds required to consummate the transactions contemplated by the Purchase Agreement and to pay a $5 million break up fee in the event that such transactions were not consummated or the Purchase Agreement was terminated as a result of CBHS' failure to obtain the required funds.

The closing of the transactions contemplated by the Equity Purchase Agreement and the Purchase Agreement, which was originally scheduled for July 1998, was subject to certain conditions which have not been met and are unlikely to be satisfied in the near term. Consequently, as of August 12, 1998, the Company and Magellan currently are engaged in negotiations to restructure the transactions which are the subject of the above-referenced agreements. No new definitive agreements have yet been reached in respect of the purchase and sale of any portion of the interest in CBHS currently owned by CBHS Holdings or the equity interests and assets currently owned by Magellan and its subsidiaries. Because conditions to the Company's obligations under the Equity Purchase Agreement and the Support Agreement have not been met, the Company believes it is under no obligation to pay the $5 million break up fee to Magellan.


REFRIGERATED WAREHOUSING

On June 1, 1998, Americold Logistics, a group of companies in which Crescent Operating owns a 2% indirect interest, acquired nine refrigerated storage properties from Freezer Services, Inc. for approximately $134 million which required a capital contribution from Crescent Operating of $2.3 million. On July 1, 1998, Americold Logistics acquired five refrigerated storage properties from Carmar Group for approximately $158 million which required a capital contribution from Crescent Operating of $2.7 million. These properties contain approximately 90 million cubic feet of refrigerated storage space.

In April 1998, Americold Logistics refinanced its $607 million secured and unsecured debt with a weighted average rate of approximately 12% with a $550 million non-recourse, ten year loan secured by 58 refrigerated storage properties with an interest rate of 6.89% which required a capital contribution from Crescent Operating of $1.5 million.

OTHER

As previously announced by Crescent Equities, Crescent Equities entered into an Agreement and Plan of Merger, dated January 16, 1998, as amended, (the "Station Merger Agreement"), with Station Casinos, Inc. ("Station"), pursuant to which Station would merge with and into Crescent Equities (the "Station Merger"). As previously announced by the Company, the Company anticipated that certain operating assets and employees of Station would be transferred to a limited liability company (the "Station LLC") immediately prior to the Station Merger and that the Company would be offered the opportunity to acquire a substantial interest in the Station LLC. As of August 11, 1998, each of Crescent Equities and Station had filed actions against the other in connection with the proposed Station Merger and Crescent Equities had announced that it sent a notice to Station terminating the Station Merger Agreement. The action filed by Crescent Equities seeks, among other things, a declaratory judgement that alleged breaches by Station under the Station Merger Agreement excuse Crescent Equities from any further obligations under the Station Merger Agreement. As a consequence, the Company does not believe that it is likely that it will have an opportunity to acquire an interest in Station LLC.

On June 26, 1998, the Company filed with the Securities and Exchange Commission a registration statement on Form S-4 (the "Shelf Registration Statement") for the offering, in connection with directly negotiated acquisitions of businesses, assets or securities, from time to time, in one or more series, separately or together, of (i) shares of the Company's common stock, par value $0.01 per share, (ii) shares of the Company's preferred stock, par value $0.01 per share and (iii) warrants exercisable for the Company's common stock. The Shelf Registration Statement, which became effective on July 21, 1998, is intended to facilitate the issuance by the Company of registered securities in connection with future acquisitions of businesses, assets or securities where a portion of the consideration is paid in the form of Company securities. The Company may offer up to $30 million of securities under the Shelf Registration Statement in amounts, at prices and on terms to be determined by the Company and the owners or controlling persons of the businesses, assets or securities to be acquired. As of August 13, 1998, the Company has not made any offerings of securities under the Shelf Registration Statement.

                         SEGMENT FINANCIAL INFORMATION


The following is a summary of Crescent Operating's financial information reported by segment as of and for the three months ended June 30, 1998:



                                                                                         EQUIPMENT
                                                                        LAND               SALES
                                                  HOSPITALITY        DEVELOPMENT         AND LEASING   HEALTHCARE
                                                ---------------    --------------    ----------------  -----------

Revenues ...................................    $  53,102,725      $  42,148,417      $  11,558,220      $     --

Operating expenses .........................       51,254,540         40,494,318         10,839,969            --
                                                -------------      -------------      -------------       --------
Income (loss) from operations ..............        1,848,185          1,654,099            718,251            --
                                                -------------      -------------      -------------       --------
Investment income (loss) ...................           27,747          7,081,775                 --            --
Other (income) expense
                                                -------------      -------------      -------------       --------
        Interest expense ...................           99,581          1,450,401            431,084            --
        Interest income ....................          (99,672)          (853,957)           (25,976)           --
        Other ..............................               --                 --             25,613            --
                                                -------------      -------------      -------------       --------
Total other (income) expense ...............              (91)           596,444            430,721            --
                                                -------------      -------------      -------------       --------
Income (loss) before minority
        interest and income taxes ..........        1,876,023          8,139,430            287,530            --
Minority interest ..........................               --         (4,310,092)                --            --
                                                -------------      -------------      -------------       --------
Income (loss) before taxes .................        1,876,023          3,829,338            287,530            --
Income tax (provision) .....................         (750,409)        (3,234,517)          (115,011)           --
                                                -------------      -------------      -------------       --------
Net income (loss) ..........................    $   1,125,614      $     594,821      $     172,519      $     --
                                                =============      =============      =============      =========
 Net income (loss) per share, basic ........    $        0.10      $        0.05      $        0.02      $     --
                                                =============      =============      =============      =========
 Net income (loss) per share, diluted ......    $        0.09      $        0.05      $        0.01      $     --
                                                =============      =============      =============      =========
EBITDA Calculation: (1)
        Net income (loss) ..................    $   1,125,614      $     594,821      $     172,519      $     --
         Interest expense, net .............              (91)            41,874            405,108            --
        Income tax provision (benefit)......          750,409            395,614            115,011            --
        Depreciation and amortization ......          191,202            154,306          1,358,802            --
                                                -------------      -------------      -------------       --------
EBITDA .....................................    $   2,067,134      $   1,186,615      $   2,051,440      $     --
                                                =============      =============      =============      =========


                                                     REFRIGERATED
                                                      WAREHOUSING            OTHER            TOTAL
                                                    ---------------    ----------------- --------------
Revenues ...................................       $        --        $        --        $ 106,809,362

Operating expenses .........................              30,940            784,421        103,404,188
                                                   -------------      -------------      -------------
Income (loss) from operations ..............             (30,940)          (784,421)         3,405,174
                                                   -------------      -------------      -------------
Investment income (loss) ...................            (933,200)         2,429,355          8,605,677
                                                   -------------      -------------      -------------
Other (income) expense
        Interest expense ...................                --            1,444,838          3,425,904
        Interest income ....................                --               (3,788)          (983,393)
        Other ..............................                --               (1,300)            24,313
                                                   -------------      -------------      -------------
Total other (income) expense ...............                --            1,439,750          2,466,824
                                                   -------------      -------------      -------------
Income (loss) before minority
        interest and income taxes ..........            (964,140)           205,184          9,544,027
Minority interest ..........................             906,433               --           (3,403,659)
Income (loss) before taxes .................             (57,707)           205,184          6,140,368
                                                   -------------      -------------      -------------
Income tax (provision) .....................                --              (97,976)        (4,197,913)
                                                   -------------      -------------      -------------
Net income (loss) ..........................       $     (57,707)     $     107,208      $   1,942,455
                                                   =============      =============      =============
 Net income (loss) per share, basic ........       $       (0.01)     $        0.01      $        0.17
                                                   =============      =============      =============
 Net income (loss) per share, diluted ......       $       (0.00)     $        0.01      $        0.16
                                                   =============      =============      =============
EBITDA Calculation: (1)
        Net income (loss) ..................       $     (57,707)     $     107,208      $   1,942,455
         Interest expense, net .............             215,500          1,441,050          2,103,441
        Income tax provision (benefit)......             (24,020)            97,976          1,334,990
        Depreciation and amortization ......             338,740               --            2,043,050
                                                   -------------      -------------      -------------
EBITDA .....................................       $     472,513      $   1,646,234      $   7,423,936
                                                   =============      =============      =============



(1) EBITDA represents earnings before interest, income taxes, depreciation and amortization. Amounts are calculated based on the Company's ownership percentage of the EBITDA components. Management believes that EBITDA can be a meaningful measure of the Company's operating performance, cash generation and ability to service debt. However, EBITDA should not be considered as an alternative to either: (i) net earnings (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or
    (iii) liquidity. There can be no assurance that the Company's calculation of EBITDA is comparable to similarly titled items reported by other companies.

                         SEGMENT FINANCIAL INFORMATION


The following is a summary of Crescent Operating's financial information reported by segment as of and for the six months ended June 30, 1998:



                                                                                         Equipment
                                                                        Land               Sales
                                                   Hospitality       Development         and Leasing        Healthcare
                                                  -------------      -------------      -------------      -------------
Revenues ....................................     $ 111,367,899      $  73,279,739      $  19,538,876      $        --

Operating expenses ..........................       104,928,031         72,321,625         18,451,255               --
                                                  -------------      -------------      -------------      -------------
Income (loss) from operations ...............         6,439,868            958,114          1,087,621               --
                                                  -------------      -------------      -------------      -------------
Investment income (loss) ....................            27,747         10,704,900               --           (5,390,000)
                                                  -------------      -------------      -------------      -------------
Other (income) expense
    Interest expense ........................           198,353          3,457,317            700,849               --
    Interest income .........................          (136,728)        (2,041,021)           (33,498)              --
    Other ...................................              --                 --               38,783               --
                                                  -------------      -------------      -------------      -------------
Total other (income) expense ................            61,625          1,416,296            706,134               --
                                                  -------------      -------------      -------------      -------------
Income (loss) before minority
    interest and income taxes ...............         6,405,990         10,246,718            381,487         (5,390,000)
Minority interest ...........................              --           (5,432,803)              --                 --
                                                  -------------      -------------      -------------      -------------
Income (loss) before taxes ..................         6,405,990          4,813,915            381,487         (5,390,000)
Income tax (provision) ......................        (2,562,396)        (4,129,220)          (152,594)         2,156,000
                                                  -------------      -------------      -------------      -------------
Net income (loss) ...........................     $   3,843,594      $     684,695      $     228,893      $  (3,234,000)
                                                  =============      =============      =============      =============
Net income (loss) per share, basic ..........     $        0.34      $        0.06      $        0.02      $       (0.28)
                                                  =============      =============      =============      =============
Net income (loss) per share, diluted ........     $        0.32      $        0.06      $        0.02      $       (0.27)
                                                  =============      =============      =============      =============

EBITDA Calculation: (1)
    Net income (loss) .......................     $   3,843,594      $     684,695      $     228,893      $  (3,234,000)
    Interest expense, net ...................            61,625            107,947            667,351            431,000
    Income tax provision (benefit) ..........         2,562,396            457,956            152,594         (2,156,000)
    Depreciation and amortization ...........           382,404            281,046          2,467,421            475,500
                                                  -------------      -------------      -------------      -------------
EBITDA ......................................     $   6,850,019      $   1,531,644      $   3,516,259      $  (4,483,500)
                                                  =============      =============      =============      =============



                                                        REFRIGERATED
                                                        WAREHOUSING          OTHER               TOTAL
                                                       -------------      -------------      -------------
Revenues .........................................     $        --        $        --        $ 204,186,514

Operating expenses ...............................            37,216          1,101,822        196,839,949
                                                       -------------      -------------      -------------
Income (loss) from operations ....................           (37,216)        (1,101,822)         7,346,565
                                                       -------------      -------------      -------------
Investment income (loss) .........................        (1,596,400)         2,903,777          6,650,024
                                                       -------------      -------------      -------------
Other (income) expense
    Interest expense .............................              --            2,894,904          7,251,423
    Interest income ..............................              --               (4,624)        (2,215,871)
    Other ........................................              --               (1,300)            37,483
                                                       -------------      -------------      -------------
Total other (income) expense .....................              --            2,888,980          5,073,035
                                                       -------------      -------------      -------------
Income (loss) before minority
    interest and income taxes ....................        (1,633,616)        (1,087,025)         8,923,554
Minority interest ................................         1,542,435               --           (3,890,368)
                                                       -------------      -------------      -------------
Income (loss) before taxes .......................           (91,181)        (1,087,025)         5,033,186
Income tax (provision) ...........................              --              418,908         (4,269,302)
                                                       -------------      -------------      -------------
Net income (loss) ................................     $     (91,181)     $    (668,117)     $     763,884
                                                       =============      =============      =============

Net income (loss) per share, basic ...............     $       (0.01)     $       (0.06)     $        0.07
                                                       =============      =============      =============

Net income (loss) per share, diluted .............     $       (0.01)     $       (0.06)     $        0.06
                                                       =============      =============      =============

EBITDA Calculation: (1)
    Net income (loss) ............................     $     (91,181)     $    (668,117)     $     763,884
    Interest expense, net ........................           462,920          2,890,280          4,621,123
    Income tax provision (benefit) ...............           (44,620)          (418,908)           553,418
    Depreciation and amortization ................           662,400               --        $   4,268,771
                                                       -------------      -------------      -------------
EBITDA ...........................................     $     989,519      $   1,803,255         10,207,196
                                                       =============      =============      =============

(1) EBITDA represents earnings before interest, income taxes, depreciation and amortization. Amounts are calculated based on the Company's ownership percentage of the EBITDA components. Management believes that EBITDA can be a meaningful measure of the Company's operating performance, cash generation and ability to service debt. However, EBITDA should not be considered as an alternative to either: (i) net earnings (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity. There can be no assurance that the Company's calculation of EBITDA is comparable to similarly titled items reported by other companies.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997

On May 9, 1997, the Company acquired the Carter-Crowley Asset Group. The Company's financial statements have been prepared on the basis that the "Predecessor" consists of the Carter-Crowley Asset Group. As the Company did not have any activities until May 9, 1997, the comparative data relating to the three months ended June 30, 1997 is only with regard to the Predecessor from April 1, 1997 to May 8, 1997 and the Company from May 9, 1997 to June 30, 1997.

EQUIPMENT SALES AND LEASING

Equipment sales and leasing revenues increased approximately $8.2 million or 247.6% to $11.6 million for the three months ended June 30, 1998, compared to $3.3 million for the three months ended June 30, 1997. Approximately $6.8 million of this increase relates to the Company's purchases of Preco Machinery Sales, Inc. ("Preco") which was effective as of December 1, 1997, Central Texas which was effective as of April 30, 1998 and Machinery, Inc. which was effective as of June 8, 1998. The remaining increase in revenues relates to growth of equipment sales and leasing at locations owned by the Company prior to the acquisitions. Equipment sales and leasing direct expenses increased $7.8 million or 258.5% to $10.8 million for the three months ended June 30, 1998, compared to $3.0 million for the three months ended June 30, 1997. Approximately $6.5 million of this increase relates to the Company's acquisitions. The remaining increase in operating expenses relates to the additional costs incurred as a result of the increase in equipment sales and lease revenue.

HOSPITALITY

Hospitality revenues represent RoseStar and COI Hotel revenues. As the Company was not involved in the Hospitality segment prior to July 31, 1997, hospitality revenues of $53.1 million for the three months ended June 30, 1998 represent 100% of the increase over the three months ended June 30, 1997. Hospitality direct expenses, which represent costs incurred by the full-service hotels, as well as destination, health and fitness resorts and Hospitality properties rent paid to Crescent Equities were also not incurred prior to July 31, 1997 and represent 100% of the increase over the prior year. Such costs are attributable to the acquisition and operation of RoseStar and COI Hotel.

LAND DEVELOPMENT

Land development revenues represent revenues from Desert Mountain Properties L.P. ("Desert Mountain Properties") prior to the elimination of the 95% minority interest. As the Company was not involved in the Land Development segment prior to July 31, 1997, land development revenues of $42.1 million for the three months ended June 30, 1998 represent a 100% increase over the three months ended June 30, 1997. Land development direct expenses represent operating costs incurred by Desert Mountain Properties prior to the elimination of the 95% minority interest. As the Company was not involved in the Land Development segment prior to July 31, 1997, land development direct expenses of $40.5 million for the three months ended June 30, 1998 represent a 100% increase over the three months ended June 30, 1997.

HEALTHCARE

As of June 30, 1998, the Company had made total equity and debt contributions of $25.0 million to CBHS, including $17.5 million in redeemable preferred interests. For financial reporting purposes, the amount of losses the Company has recognized with respect to its investment in CBHS has been limited to the balance of the investment in CBHS. The Company's investment in CBHS was zero as of June 30, 1998 and the Company recognized no loss on its investment in CBHS for the three months ended June 30, 1998. The Company recognized losses of $.4 million on its investment in CBHS for the same period in 1997. CBHS's operating losses have been caused primarily by downward trends in the average length of stay and net revenue per equivalent patient day, which management believes to be consistent with the general deterioration in the behavioral healthcare industry and by certain fixed expenses, including annual rental obligations to a subsidiary of Crescent Partnership of approximately $56 million and annual franchise fees of approximately $78 million to an affiliate of CBHS Holdings. See "Recent Developments - Healthcare."

OTHER

General and administrative expenses of $.8 million for the three months ended June 30, 1998 consisted of corporate expenses such as legal and accounting costs, insurance costs and corporate salaries. This amount represents a $.8 or 100% increase over the three months ended June 30, 1997 reflecting the fact that the Company was newly formed during the second quarter of 1997.

Investment income of $8.6 million for the three months ended June 30, 1998 consisted primarily of investment income from Hicks-Muse of $2.4 million and equity in income of Landevco of $6.5 million, offset by equity in losses of the Refrigerated Warehousing segment of $.9 million. The investment loss for the three months ended June 30, 1997 of $.4 million represents the Company's share of losses from CBHS for this period.

Interest expense of $3.4 million for the three months ended June 30, 1998 consisted primarily of interest expense of $1.5 million for the Land Development segment, interest expense of $.4 million for the Equipment Sales and Leasing segment and interest expense at the corporate level of $1.5 million. This amount represents a $3.1 million or 935% increase over the three months ended June 30, 1997 due to acquisitions resulting in higher debt balances in the current period.

Interest income of $1.0 million relates primarily to the Land Development segment. Interest income for the three months ended June 30, 1997 represents interest income attributable to Moody-Day.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

On May 9, 1997, the Company acquired the Carter-Crowley Asset Group. The Company's financial statements have been prepared on the basis that the "Predecessor" consists of the Carter-Crowley Asset Group. As the Company did not have any activities until May 9, 1997, the comparative data relating to the six months ended June 30, 1997 is only with regard to the Predecessor from January 1, 1997 to May 8, 1997 and the Company from May 9, 1997 to June 30, 1997.

EQUIPMENT SALES AND LEASING

Equipment sales and leasing revenues increased approximately $13.2 million or 207% to $19.5 million for the six months ended June 30, 1998, compared to $6.4 million for the six months ended June 30, 1997. Approximately $11.1 million of this increase relates to the Company's purchases of Preco, which was effective as of December 1, 1997, Central Texas, which was effective as of April 30, 1998, and Machinery, Inc. which was effective as of June 8, 1998. The remaining increase in revenues relates to growth of equipment sales and leasing at locations owned by the Company prior to the acquisitions. Equipment sales and leasing direct expenses increased $12.5 million or 211.5% to $18.5 million for the six months ended June 30, 1998, compared to $5.9 million for the six months ended June 30, 1997. Approximately $10.7 million of this increase relates to the Company's acquisitions. The remaining increase in operating expenses relates to the additional costs incurred as a result of the increase in equipment sales and lease revenue.

HOSPITALITY

Hospitality revenues represent RoseStar and COI Hotel revenues. As the Company was not involved in the Hospitality segment prior to July 31, 1997, hospitality revenues of $111.4 million for the six months ended June 30, 1998 represent 100% of the increase over the six months ended June 30, 1997. Hospitality direct expenses, which represent costs incurred by the full-service hotels, as well as destination, health and fitness resorts and Hospitality properties rent paid to Crescent Equities, are new expenses for the six months ended June 30, 1998. Such costs are attributable to the acquisition and operation of RoseStar and COI Hotel.

LAND DEVELOPMENT

Land development revenues represent revenues from Desert Mountain Properties prior to the elimination of the 95% minority interest. As the Company was not involved in the Land Development segment prior to July 31, 1997, land development revenues of $73.3 million for the six months ended June 30, 1998 represent a 100% increase over the six months ended June 30, 1997. Land development direct expenses represent operating costs incurred by Desert Mountain Properties prior to the elimination of the 95% minority interest. As the Company was not involved in the Land Development segment prior to July 31, 1997, land development direct expenses of $72.3 million for the three months ended June 30, 1998 represent a 100% increase over the three months ended June 30, 1997.

HEALTHCARE

As of June 30, 1998, the Company had made total equity and debt contributions of $25.0 million to CBHS, including $17.5 million in redeemable preferred interests. For financial reporting purposes, the amount of losses the Company has recognized with respect to its investment in CBHS has been limited to the balance of the investment in CBHS. The Company's investment in CBHS was zero as of June 30, 1998 and the Company recognized a $5.4 million loss on its investment in CBHS for the six months ended June 30, 1998. The Company recognized losses of $.4 million on its investment in CBHS for the same period in 1997. CBHS's operating losses have been caused primarily by downward trends in the average length of stay and net revenue per equivalent patient day, which management believes to be consistent with the general deterioration in the behavioral healthcare industry and by certain fixed expenses, including annual rental obligations to a subsidiary of Crescent Partnership of approximately $56 million and annual franchise fees of approximately $78 million to an affiliate of CBHS Holdings. See "Recent Developments - Healthcare."

OTHER

General and administrative expenses of $1.1 million for the six months ended June 30, 1998 consisted of corporate expenses such as legal and accounting costs, insurance costs and corporate salaries. This amount represents a $1.1 or 100% increase over the six months ended June 30, 1997 reflecting the fact that the Company was newly formed during the second quarter of 1997.

Investment income of $6.7 million for the six months ended June 30, 1998 consisted primarily of investment income from Hicks-Muse of $2.9 million and equity in income of Landevco of $10.0 million, offset by equity in losses of CBHS of $5.4 million (see "Healthcare" above) and equity in losses of the Refrigerated Warehousing segment of $1.6 million. The investment loss for the six months ended June 30, 1997 of $.4 million represents the Company's share of losses from CBHS for this period.

Interest expense of $7.3 million for the six months ended June 30, 1998 consisted primarily of interest expense of $.2 million for the Hospitality segment, interest expense of $3.5 million for the Land Development segment, interest expense of $.7 million for the Equipment Sales and Leasing Segment and interest expense at the corporate level of $2.9 million. This amount represents a $6.8 million increase over the six months ended June 30, 1997 due to acquisitions resulting in higher debt balances in the current period.

Interest income of $2.2 million relates primarily to the Land Development segment. Interest income for the six months ended June 30, 1997 represents interest income attributable to Moody-Day.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently generates adequate cash flows to support the operations of each of its segments although, the Company currently has pending acquisitions and future opportunities for which it does not yet have adequate financing, including transactions involving Crescent Machinery, CBHS (see "Recent Developments -- Healthcare"), Hicks-Muse and the Mavericks/Stars arena and adjacent development opportunities. Management is considering an equity offering, various financing alternatives with Crescent Equities and Crescent Partnership, additional bank financing, and other private equity financing possibilities. Crescent Operating anticipates that it will be able to obtain adequate financing to capitalize on pending and identified future business and investment opportunities, although there can be no assurances that adequate financing will be obtained at a cost of capital acceptable to the Company.

Net cash flows provided by operating activities for the six months ended June 30, 1998 were $12.3 million compared with the net cash provided by operating activities of $.9 million for the six months ended June 30, 1997. Increases in cash related to the $12.3 million of cash provided by operating activities for the six months ended June 30, 1998 were the current year income of $.8 million, $9.2 million of depreciation and amortization, $14.0 million of deferred revenue, $6 million of proceeds from the sale of real estate and $3.9 million of minority interests. Offsetting cash increases were outflows related to cash used as a result of an increase in accounts receivable and inventories of $8.0 million, a decrease in accounts payable and accrued expenses of $6.7 million and investment income of $6.7 million.

Net cash flows used in investing activities for the six months ended June 30, 1998 were $56.3 million compared with the net cash used in investing activities of $24 million for the six months ended June 30, 1997. Significant components of the $56.3 million of cash used in investing activities for the six months ended June 30, 1998 were cash used for the acquisition of business interests of $73.5 million and purchases of property and equipment of $14.2 million offset by cash received from the collection and sales of notes receivable of $21.2 million, cash received from Hicks-Muse of $4.5 million and dividends received of $4.3 million.

Net cash flows provided by financing activities for the six months ended June 30, 1998 were $27.5 million compared with the net cash provided by financing activities of $24.3 million for the six months ended June 30, 1997. Significant components of the $27.5 million of cash provided by financing activities for the six months ended June 30, 1998 were cash used for the payments of long-term debt of $45.8 million, offset by net contributions by minority interests of $58.8 million and cash received of $14.4 million from the issuance of long term debt.

In connection with the formation and capitalization of Crescent Operating in the second quarter of 1997, Crescent Operating received approximately $14.1 million in cash from Crescent Partnership and Crescent Partnership loaned Crescent Operating approximately $35.9 million pursuant to a five-year term loan, maturing on May 8, 2002, of which approximately $26.8 million was outstanding as of June 30, 1998. The loan is a recourse loan that is collateralized, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets which the Company now owns or may acquire in the future. The loan bears interest at the rate of 12% per annum, compounded annually, and interest that accrues is added into the principal balance of the loan throughout the term of the debt. The Company also obtained a $20.4 million line of credit from Crescent Partnership in connection with its formation and capitalization. Advances under the line of credit bear interest at the same rate as the term loan. The line of credit is payable on an interest-only basis during its term, which expires on the later of (i) May 21, 2002 or (ii) five years after the last draw under the line of credit (in no event shall the maturity date be later than June 2007). Draws may be made under the line of credit until June 22, 2002. The line of credit is a recourse obligation and amounts outstanding thereunder are collateralized, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets which the Company now owns or may acquire in the future. As of June 30, 1998, $15.7 million was outstanding under the line of credit. The Company is currently in negotiations to increase the amount available for borrowing under this line of credit and Crescent Partnership has approved an increase to the line of credit of at least $3 million.

In August 1997, the Company obtained a $15.0 million short-term unsecured bank line of credit from NationsBank. The line of credit is due in August 1999 and bears interest at LIBOR plus 1%. The $15.0 million available under the line of credit from NationsBank was fully drawn as of June 30, 1998.

As a part of the acquisition of a two-thirds interest in the Houston Center Athletic Club Venture ("HCAC") and a related $5.0 million note, the Company borrowed $1.8 million in the form of two notes (one for $1.0 million and the other for $.8 million) from Crescent Partnership at an interest rate of 8.5% per annum. The $1.0 million note, which is secured by the $5.0 million note the Company purchased as part of the transaction is payable on an interest-only basis through its maturity on September 21, 1998. Interest on the $1.0 million note is payable monthly. The $.8 million note is collateralized by the two-thirds interest in HCAC and matures September 22, 2002. Monthly principal and interest payments on the $.8 million loan commenced in November 1997.

Desert Mountain Properties also has a credit agreement with Crescent Partnership pursuant to which Crescent Partnership has advanced funds to Desert Mountain Properties through a "Junior Note", a "Senior Note" and a "Lot Sales Note". The Junior Note evidences a $60.0 million advance from Crescent Partnership to Desert Mountain Properties and accrues interest at 14% per annum. The Senior Note evidences a $110.0 million advance from Crescent Partnership to Desert Mountain Properties and accrues interest at 10% per annum. The principal and interest on both the Junior Note and the Senior Note are payable in quarterly installments, based on proceeds from the operations of Desert Mountain Properties. The Lot Sales Note bore interest at an annual rate equal to the prime rate plus 1%, and was payable in monthly installments based on the previous month's proceeds obtained by Desert Mountain Properties from other land note receivables. During the first quarter of 1998, Desert Mountain properties sold approximately $19.7 million of notes receivable on a non-recourse basis to the National Bank of Arizona. The proceeds of such sale were used to pay off the Lot Sales Note. As of June 30, 1998, the outstanding balances on the Junior Note, Senior Note, and line of credit were $60.0 million, $85.5 million and $0 million, respectively.

Desert Mountain Properties entered into a $35 million credit facility with National Bank of Arizona in May 1998. The facility is comprised of (i) a $25 million line of credit available for vertical financing related to new home construction and bears an annual interest rate of prime and (ii) a $10 million line of credit available for borrowings against certain notes receivable issued by Desert Mountain Properties and bears an annual interest rate of prime plus 1%. The credit facility is due in May 1999 with interest payable monthly, collateralized by land owned by Desert Mountain Properties, deeds of trust on lots sold and home construction. As of June 30, 1998, the outstanding balance on the line of credit with National Bank of Arizona was $3.1 million.

Crescent Machinery has various equipment notes payable to finance companies which are collateralized by the equipment financed. The notes are payable in monthly principal and interest payments and bear interest at 8.5% to 10% per annum. These notes mature between 1998 and 2003. As of June 30, 1998, the outstanding balance on these equipment notes was $22.3 million.

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

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its first annual meeting of stockholders on June 8, 1998.

(b) Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's solicitation. All of management's nominees for director were elected.

(c) At the annual meeting, stockholders voted for the election of Gerald W. Haddock and Carl F. Thorne, incumbent directors, to each serve an additional three-year term as a director:

          Name                  For          Authority Withheld
          ----                  ---          ------------------
        Gerald W. Haddock     9,621,170           35,302
        Carl F. Thorne        9,617,980           38,492

Stockholders also voted to approve the Company's 1997 Management Stock Incentive Plan. 5,688,105 shares were voted for the Plan; 1,173,405 shares were voted against the Plan; and 23,705 shares abstained from voting; and 2,771,259 shares represent broker non-votes. Stockholders also voted to ratify the appointment of Ernst & Young LLP as the independent auditors for the Company for the year ending December 31, 1998. 9,644,295 shares were voted in favor of ratification; 7,937 shares were voted against ratification; and 4,240 shares abstained from voting.

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

         Exhibit Number         Description of Exhibits
         -------------------    ------------------------------------------------

         3.1*                   First Amended and Restated Certificate of
                                Incorporation

         3.2*                   First Amended and Restated Bylaws

         3.3                    Amendment of Article V of First Amended and
                                Restated Bylaws

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

         10.30*** Purchase Agreement, dated as of September 29, 1997, between Crescent Operating, Inc. and Crescent Real Estate Equities Limited Partnership, relating to the purchase of Desert Mountain Development Corporation

         10.31****              Lease Agreement dated December 19, 1997, between
                                Crescent Real Estate Equities Limited
                                Partnership, as Lessor, and Wine Country Hotel, as Lessee, for lease of Ventana Inn

         10.32****              Lease Agreement dated September 22, 1997,
                                between Crescent Real Estate Equities Limited
                                Partnership, as lessor, and COI Hotel Group,
                                Inc., as lessee, for lease of Four Seasons
                                Hotel, Houston

         10.33****              Asset Purchase Agreement dated December 19,
                                1997, among Crescent Operating, Inc. Preco
                                Machinery Sales, Inc., and certain individual
                                Preco shareholders

         10.34****              Asset Purchase Agreement dated April 30, 1998,
                                among Crescent Operating, Inc., Central Texas
                                Equipment Company, and certain individual
                                Central Texas shareholders

         10.35****              Credit Agreement dated August 29, 1997 between
                                Crescent Real Estate Equities Limited
                                Partnership, as lender, and Desert Mountain
                                Properties Limited Partnership, as borrower, together with related Senior Note, Junior Note and deed of trust

         10.36****              Buy-Out Agreement dated April 24, 1998, between
                                Crescent Operating, Inc. and Crescent Real
                                Estate Equities Limited Partnership

         10.37 Stock Acquisition Agreement and Plan of Merger dated June 4, 1998, among Machinery, Inc., Oklahoma Machinery, Inc., Crescent Machinery Company, Crescent Operating, Inc. and certain individual Machinery shareholders

         10.38 Master Revolving Line of Credit Loan Agreement (Borrowing Base and Warehouse) dated May 14, 1998, between Desert Mountain Properties Limited Partnership and National Bank of Arizona

         10.39                  1997 Management Stock Incentive Plan

         27                     Financial Data Schedule

         * Incorporated by Reference to the Company's registration statement on Form S-1 dated July 12, 1997

         ** Incorporated by Reference to the Company's September 30, 1997 Form 10-Q

         *** Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997

         ****                   Incorporated by reference to the Company's
                                March 31, 1998 Form 10-Q


        (b)        Reports on Form 8-K

        Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August, 1998.

                              CRESCENT OPERATING, INC.
                              (Registrant)


                              By  /s/ Gerald W. Haddock
                                  ---------------------------------------
                                  Gerald W. Haddock, President and Chief
                                  Executive Officer and Director (Principal
                                  Executive Officer)


                              By  /s/ Richard P. Knight
                                  ----------------------------------------
                                  Richard P. Knight, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


         Exhibit Number         Description of Exhibits
         -------------------    ------------------------------------------------

         3.1*                   First Amended and Restated Certificate of
                                Incorporation

         3.2*                   First Amended and Restated Bylaws

         3.3                    Amendment of Article V of First Amended and
                                Restated Bylaws

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

         10.30*** Purchase Agreement, dated as of September 29, 1997, between Crescent Operating, Inc. and Crescent Real Estate Equities Limited Partnership, relating to the purchase of Desert Mountain Development Corporation

         10.31****              Lease Agreement dated December 19, 1997, between
                                Crescent Real Estate Equities Limited
                                Partnership, as Lessor, and Wine Country Hotel, as Lessee, for lease of Ventana Inn

         10.32****              Lease Agreement dated September 22, 1997,
                                between Crescent Real Estate Equities Limited
                                Partnership, as lessor, and COI Hotel Group,
                                Inc., as lessee, for lease of Four Seasons
                                Hotel, Houston

         10.33****              Asset Purchase Agreement dated December 19,
                                1997, among Crescent Operating, Inc. Preco
                                Machinery Sales, Inc., and certain individual
                                Preco shareholders

         10.34****              Asset Purchase Agreement dated April 30, 1998,
                                among Crescent Operating, Inc., Central Texas
                                Equipment Company, and certain individual
                                Central Texas shareholders

         10.35****              Credit Agreement dated August 29, 1997 between
                                Crescent Real Estate Equities Limited
                                Partnership, as lender, and Desert Mountain
                                Properties Limited Partnership, as borrower, together with related Senior Note, Junior Note and deed of trust

         10.36****              Buy-Out Agreement dated April 24, 1998, between
                                Crescent Operating, Inc. and Crescent Real
                                Estate Equities Limited Partnership

         10.37 Stock Acquisition Agreement and Plan of Merger dated June 4, 1998, among Machinery, Inc., Oklahoma Machinery, Inc., Crescent Machinery Company, Crescent Operating, Inc. and certain individual Machinery shareholders

         10.38 Master Revolving Line of Credit Loan Agreement (Borrowing Base and Warehouse) dated May 14, 1998, between Desert Mountain Properties Limited Partnership and National Bank of Arizona

         10.39                  1997 Management Stock Incentive Plan

         27                     Financial Data Schedule

         * Incorporated by Reference to the Company's registration statement on Form S-1 dated July 12, 1997

         ** Incorporated by Reference to the Company's September 30, 1997 Form 10-Q

         *** Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997

         ****                   Incorporated by reference to the Company's
                                March 31, 1998 Form 10-Q


        (b)        Reports on Form 8-K

        Not Applicable