Form 10-Q
period 1998-09-30
CRESCENT OPERATING INC
filed 1998-11-17
CIK 1035426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-22725

                            CRESCENT OPERATING, INC.
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    75-2701931
 -------------------------------------      ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

    306 West 7th Street, Suite 1025
           Fort Worth, Texas                                    76102
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code (817) 339-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]  NO [ ]


Number of shares of Common Stock, $.01 par value, outstanding as of November 12, 1998: 11,401,477

                            CRESCENT OPERATING, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION


                                                                                                         Page
                                                                                                         ----
Item 1. Financial Statements:

        Consolidated Balance Sheets........................................................................3

        Consolidated Statements of Operations..............................................................4

        Consolidated Statement of Changes in Shareholders' Equity (Deficit)................................6

        Consolidated Statements of Cash Flows..............................................................7

        Notes to Consolidated Financial Statements.........................................................8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.............18

Item 3. Quantitative and Qualitative Disclosures About Market Risk........................................34


                       PART II - OTHER INFORMATION


Item 1. Legal Proceedings.................................................................................35

Item 2. Changes in Securities and Use of Proceeds.........................................................35

Item 3. Defaults Upon Senior Securities...................................................................35

Item 4. Submission of Matters to a Vote of Security Holders...............................................35

Item 5. Other Information.................................................................................35

Item 6. Exhibits and Reports on Form 8-K..................................................................36

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            CRESCENT OPERATING, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                   September 30, 1998    December 31, 1997
                                                                   ------------------    ------------------
                                                                       (Unaudited)           (Audited)
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $       39,182,841    $       43,401,132
  Accounts receivable, net                                                 31,844,004            17,099,165
  Inventories                                                              32,283,412            10,125,075
  Notes receivable                                                          2,692,360             8,454,059
  Real estate                                                              49,786,356            43,200,000
  Prepaid expenses and other current assets                                 7,426,770             4,714,827
                                                                   ------------------    ------------------
      Total current assets                                                163,215,743           126,994,258
                                                                   ------------------    ------------------

PROPERTY AND EQUIPMENT, NET                                               150,822,952            90,979,033
                                                                   ------------------    ------------------

INVESTMENTS                                                               359,002,831           218,627,776
                                                                   ------------------    ------------------

OTHER ASSETS
  Real estate                                                             132,314,674            70,827,584
  Notes receivable                                                         14,636,169            35,343,319
  Intangible assets, net                                                   88,421,368            54,524,806
  Other assets                                                             16,024,892             4,786,559
                                                                   ------------------    ------------------
      Total other assets                                                  251,397,103           165,482,268
                                                                   ------------------    ------------------

TOTAL ASSETS                                                       $      924,438,629    $      602,083,335
                                                                   ==================    ==================


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $       62,176,857    $       49,320,732
  Accounts payable - CEI                                                    7,162,500             6,588,606
  Current portion of long-term debt - CEI                                   7,623,899            24,084,587
  Current portion of long-term debt                                        46,220,364            18,759,349
  Deferred revenue                                                         29,002,902            13,686,725
                                                                   ------------------    ------------------
      Total current liabilities                                           152,186,522           112,439,999

LONG-TERM DEBT - CEI, NET OF CURRENT PORTION                              245,504,311           207,798,563

LONG-TERM DEBT, NET OF CURRENT PORTION                                     77,991,245             7,486,378

OTHER LIABILITIES                                                          29,598,818            11,151,957
                                                                   ------------------    ------------------

TOTAL LIABILITIES                                                         505,280,896           338,876,897
                                                                   ------------------    ------------------

MINORITY INTERESTS                                                        428,960,313           271,266,622
                                                                   ------------------    ------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.01 par value, 10,000,000 shares authorized,
        no shares issued or outstanding                                          --                    --
  Common stock, $.01 par value, 22,500,000 shares authorized,
        11,401,477 and  11,211,094 shares issued, respectively                114,015               112,111
  Additional paid-in capital                                               17,666,861            14,255,423
  Deferred compensation on restricted shares                                 (212,187)             (262,500)
  Accumulated comprehensive income (loss)                                  (5,095,800)                 --
  Retained deficit                                                        (21,311,978)          (22,165,218)
  Treasury stock at cost, 145,000 and 0 shares, respectively                 (963,491)                 --
                                                                   ------------------    ------------------
       Total shareholders' equity (deficit)                                (9,802,580)           (8,060,184)
                                                                   ------------------    ------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)               $      924,438,629    $      602,083,335
                                                                   ==================    ==================


        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                Carter-Crowley Asset
                                                   Crescent Operating, Inc.      Group (Predecessor)
                                         -------------------------------------- --------------------
                                            For the nine    For the period from  For the period from
                                            months ended       May 9, 1997 to     January 1, 1997
                                         September 30, 1998  September 30, 1997    to May 8, 1997
                                         ------------------ ------------------- --------------------
                                             (Unaudited)         (Unaudited)         (Audited)
 REVENUES
    Equipment sales & leasing             $     52,999,744    $      4,919,438    $      4,657,260
    Hospitality                                169,549,863          28,141,332                --
    Land development                            93,462,554                --                  --
                                          ----------------    ----------------    ----------------

       Total revenues                          316,012,161          33,060,770           4,657,260
                                          ----------------    ----------------    ----------------

 OPERATING EXPENSES
    Equipment sales & leasing expenses          49,823,696           4,434,298           4,499,145
    Hospitality expenses                       123,791,449          21,877,505                --
    Hospitality properties rent - CEI           38,094,835           5,947,112                --
    Land development expenses                   97,398,867                --                  --
    General and administrative expenses          2,251,348             495,388                --
                                          ----------------    ----------------    ----------------

       Total operating expenses                311,360,195          32,754,303           4,499,145
                                          ----------------    ----------------    ----------------

 INCOME FROM OPERATIONS                          4,651,966             306,467             158,115
                                          ----------------    ----------------    ----------------

 INVESTMENT INCOME (LOSS)                       12,388,341          (7,289,822)               --
                                          ----------------    ----------------    ----------------

 OTHER (INCOME) EXPENSE
    Interest expense                            11,638,808           1,485,906             135,367
    Interest income                             (3,123,992)           (284,844)            (12,885)
    Other                                         (187,755)           (138,794)             (3,459)
                                          ----------------    ----------------    ----------------

       Total other (income) expense              8,327,061           1,062,268             119,023
                                          ----------------    ----------------    ----------------

 INCOME (LOSS) BEFORE MINORITY
     INTERESTS AND INCOME TAXES                  8,713,246          (8,045,623)             39,092

 MINORITY INTERESTS                             (4,911,506)               --                  --
                                          ----------------    ----------------    ----------------

 INCOME (LOSS) BEFORE INCOME TAXES               3,801,740          (8,045,623)             39,092

 INCOME TAX PROVISION                           (2,948,500)               --               (13,682)
                                          ----------------    ----------------    ----------------

 NET INCOME (LOSS)                        $        853,240    $     (8,045,623)   $         25,410
                                          ================    ================    ================

 EARNINGS (LOSS) PER SHARE
    Basic                                 $           0.08    $          (0.73)
                                          ================    ================
    Diluted                               $           0.07    $          (0.73)
                                          ================    ================

 WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                       11,298,410          11,035,445
                                          ================    ================
    Diluted                                     12,055,898          11,035,445
                                          ================    ================


    See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                           For the three         For the three
                                           months ended           months ended
                                         September 30, 1998    September 30, 1997
                                         ------------------    ------------------
REVENUES
   Equipment sales & leasing             $       33,460,868    $        3,211,858
   Hospitality                                   58,181,964            28,141,332
   Land development                              20,182,815                  --
                                         ------------------    ------------------

      Total revenues                            111,825,647            31,353,190
                                         ------------------    ------------------

OPERATING EXPENSES
   Equipment sales & leasing expenses            31,372,441             3,009,416
   Hospitality expenses                          43,379,506            21,877,505
   Hospitality properties rent - CEI             13,578,747             5,947,112
   Land development expenses                     25,077,242                  --
   General and administrative expenses            1,112,310               495,388
                                         ------------------    ------------------

      Total operating expenses                  114,520,246            31,329,421
                                         ------------------    ------------------

INCOME FROM OPERATIONS                           (2,694,599)               23,769
                                         ------------------    ------------------

INVESTMENT INCOME (LOSS)                          5,738,317            (6,890,822)
                                         ------------------    ------------------

OTHER (INCOME) EXPENSE
   Interest expense                               4,387,385             1,177,081
   Interest income                                 (908,121)             (280,956)
   Other                                           (225,238)               20,467
                                         ------------------    ------------------

      Total other (income) expense                3,254,026               916,592
                                         ------------------    ------------------

INCOME (LOSS) BEFORE MINORITY
    INTERESTS AND INCOME TAXES                     (210,308)           (7,783,645)

MINORITY INTERESTS                               (1,021,138)                 --
                                         ------------------    ------------------

INCOME (LOSS) BEFORE INCOME TAXES                (1,231,446)           (7,783,645)

INCOME TAX BENEFIT                                1,320,802                  --
                                         ------------------    ------------------

NET INCOME (LOSS)                        $           89,356    $       (7,783,645)
                                         ==================    ==================

EARNINGS (LOSS) PER SHARE
   Basic                                 $             0.01    $            (0.71)
                                         ==================    ==================
   Diluted                               $             0.01    $            (0.71)
                                         ==================    ==================

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                         11,352,291            11,037,489
                                         ==================    ==================
   Diluted                                       12,070,014            11,037,489
                                         ==================    ==================


        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)





                                                                   Common stock                          Treasury stock
                                                       ------------------------------------   ------------------------------------
                                                            Shares              Amount            Shares               Amount
                                                       ----------------    ----------------   ----------------    ----------------
BALANCE at December 31, 1997                                 11,211,094    $        112,111               --      $           --

Comprehensive income (loss):

     Net income                                                    --                  --                 --                  --

     Unrealized loss on Magellan warrants, net of tax              --                  --                 --                  --

Comprehensive income (loss)

Stock options exercised                                          23,662                 237               --                  --

Common stock issued for acquisitions                            166,721               1,667               --                  --

Amortization of restricted common stock                            --                  --                 --                  --

Purchase of treasury stock                                         --                  --             (145,000)           (963,491)

                                                       ----------------    ----------------   ----------------    ----------------
BALANCE at September 30, 1998                                11,401,477    $        114,015           (145,000)   $       (963,491)
                                                       ================    ================   ================    ================
                                                                              Deferred         Accumulated
                                                                            compensation         other
                                                          Additional       on restricted       comprehensive         Retained
                                                       paid-in capital         shares          income (loss)          deficit
                                                       ----------------   ----------------    ----------------    ----------------
BALANCE at December 31, 1997                           $     14,255,423   $       (262,500)   $           --      $    (22,165,218)

Comprehensive income (loss):

     Net income                                                    --                 --                  --               853,240

     Unrealized loss on Magellan warrants, net of tax              --                 --            (5,095,800)               --

Comprehensive income (loss)

Stock options exercised                                          23,188               --                  --                  --

Common stock issued for acquisitions                          3,388,250               --                  --                  --

Amortization of restricted common stock                            --               50,313                --                  --

Purchase of treasury stock                                         --                 --                  --                  --

                                                       ----------------   ----------------    ----------------    ----------------
BALANCE at September 30, 1998                          $     17,666,861   $       (212,187)   $     (5,095,800)   $    (21,311,978)
                                                       ================   ================    ================    ================



                                                             Total
                                                       ----------------
BALANCE at December 31, 1997                           $     (8,060,184)

Comprehensive income (loss):

     Net income                                                 853,240

     Unrealized loss on Magellan warrants, net of tax        (5,095,800)
                                                       ----------------
Comprehensive income (loss)                                  (4,242,560)

Stock options exercised                                          23,425

Common stock issued for acquisitions                          3,389,917

Amortization of restricted common stock                          50,313

Purchase of treasury stock                                     (963,491)

                                                       ----------------
BALANCE at September 30, 1998                          $     (9,802,580)
                                                       ================

   See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           Carter-Crowley Asset
                                                                       Crescent Operating, Inc.            Group (Predecessor)
                                                               ----------------------------------------    ------------------
                                                                  For the nine       For the period from   For the period from
                                                                  months ended        May 9, 1997 to       January 1, 1997 to
                                                               September 30, 1998   September 30, 1997       May 8, 1997
                                                               ------------------    ------------------    ------------------
                                                                  (Unaudited)            (Unaudited)            (Audited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                          $          853,240    $       (8,045,623)   $           25,410
    Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
        Depreciation                                                    8,960,161             1,059,006               747,503
        Amortization                                                    5,383,981                  --                    --
        Provision for deferred income taxes                            (2,492,522)                 --                    --
        Investment (income) loss                                      (12,388,341)            7,507,455                  --
        Minority interests                                              4,911,506                  --                    --
        Deferred compensation                                              50,313                  --                    --
        Gain on sale of property and equipment                           (468,065)              (82,193)             (133,607)
        Gain on sale of partnership                                          --                (110,252)                 --
        Net purchases of real estate                                   (1,823,035)                 --                    --
        Changes in assets and liabilities, net of
         effects from acquisitions:
            Accounts receivable                                        (1,520,275)             (443,409)              152,231
            Inventories                                                (4,801,701)           (1,971,822)              115,403
            Prepaid expenses and current assets                        (1,603,853)             (422,314)             (125,205)
            Other assets                                                  (53,698)             (681,324)                 --
            Accounts payable and accrued expenses                      (2,895,278)            4,161,933               197,384
            Accounts payable - CEI                                      1,222,325                  --                    --
            Deferred revenue, current and noncurrent                   14,317,049                  --                    --
            Other liabilities                                           1,549,542                  --                    --
                                                               ------------------    ------------------    ------------------
                 Net cash provided by operating activities              9,201,349               971,457               979,119
                                                               ------------------    ------------------    ------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of business interests, net of cash acquired            (16,478,835)          (17,694,835)                 --
   Acquisition of business interests by minority interests           (122,603,692)                 --                    --
   Purchases of property and equipment                                (26,344,035)           (3,597,150)                 --
   Proceeds from sale of property and equipment                         3,271,105               440,856               309,890
   Proceeds from sale of partnership                                         --              12,550,000                  --
   Net proceeds from sale and collection of notes receivable           25,887,265                  --                    --
   Net proceeds from (investment in) Hicks-Muse                         5,961,907              (858,864)           (1,870,636)
   Purchase of Magellan warrants                                             --             (12,500,000)                 --
   Dividends received                                                   9,562,500                  --                    --
                                                               ------------------    ------------------    ------------------
                 Net cash used in investing activities               (120,743,785)          (21,659,993)           (1,560,746)
                                                               ------------------    ------------------    ------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of long-term debt                                          50,845,031            54,729,040               408,320
   Payments on long-term debt                                         (28,950,320)          (15,635,787)             (848,310)
   Proceeds of long-term debt - CEI                                    21,705,672                  --                    --
   Payments on long-term debt - CEI                                   (49,237,312)                 --                    --
   Capital contributions by minority interests                        124,028,597                  --                    --
   Distributions to minority interests                                (11,090,950)           (2,380,000)                 --
   Other                                                                   23,427             1,515,768             1,164,967
                                                               ------------------    ------------------    ------------------
                 Net cash provided by financing activities            107,324,145            38,229,021               724,977
                                                               ------------------    ------------------    ------------------

 NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                    (4,218,291)           17,540,485               143,350

 CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                 43,401,132               165,685                22,335
                                                               ------------------    ------------------    ------------------

 CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                               $       39,182,841    $       17,706,170    $          165,685
                                                               ==================    ==================    ==================

      See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    ORGANIZATION AND BASIS OF PRESENTATION:

Crescent Operating, Inc. ("Crescent Operating") is a diversified management company that through various subsidiaries and affiliates (collectively with Crescent Operating, the "Company") currently operates in five business segments:
Hospitality, Land Development, Equipment Sales and Leasing, Healthcare and Refrigerated Warehousing. Within these segments, Crescent Operating does business throughout the United States.

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

Crescent Machinery Company ("Crescent Machinery", formerly known as Moody-Day, Inc.), Rosestar Management LLC ("RoseStar"), COI Hotel Group, Inc. ("COI Hotel"), COI Arena Company, and WOCOI Investment Company ("WOCOI"), which are wholly-owned subsidiaries of Crescent Operating, are consolidated. The Company owns 5% of each of Woodlands Land Company, Inc. ("LandCo"), Desert Mountain Development Corporation ("Desert Mountain Development"), Crescent CS Holdings Corporation ("CS I"), Crescent CS Holdings II Corporation ("CS II") and CRL Investments, Inc. ("CRL"). The Company's 5% interests in these entities represent 100% of the voting stock, and, therefore, these entities are consolidated into Crescent Operating and the remaining 95% is reported as minority interests. Crescent Operating owns a 50% general partner interest in COPI Colorado, L.P. ("COPI Colorado"), and as it has effective control of the partnership, COPI Colorado is fully consolidated into Crescent Operating. The Company's investment in Hicks Muse Tate & Furst Equity Fund II, L.P. ("Hicks-Muse") is reported at cost and the Company's 50% interest in Charter Behavioral Health Systems, LLC ("CBHS") is reported on the equity method of accounting.

The combined financial statements of the "Predecessor" were prepared on the basis that the Predecessor is a combination of Moody-Day, Inc. ("Moody-Day") and Hicks-Muse (collectively, the "Carter-Crowley Asset Group"). As the Company did not have any activity prior to May 9, 1997, the data included relating to the periods in 1997 prior to May 9, is only with regard to the Predecessor.

2. RECENT DEVELOPMENTS:

HOSPITALITY

Effective October 13, 1998, Wine Country Golf Club, Inc. a wholly-owned subsidiary of the Company, became the lessee of the Sonoma Golf Course in California, which is owned by Crescent Real Estate Equities Limited Partnership ("Crescent Partnership" and, together with its subsidiaries, "Crescent Equities"). This 18-hole championship golf course is a strategic amenity to the Sonoma Mission Inn and Spa, which will allow the Company to expand its marketing focus to the golf-oriented guest. The lease is for a ten-year period and provides for the payment to Crescent Equities of (i) base rent, with periodic rent increases, and (ii) percentage rent based on annual gross receipts above a specified amount with periodic increases of such specified amount.

Effective July 27, 1998, to enable the Company to invest in the future use of the "Canyon Ranch" name, the Company contributed $50,500 to obtain a 5% economic interest, representing all of the voting stock, of CRL Investments, Inc. ("CRL"). Immediately following such contribution, CRL exercised its purchase option by paying $1 million to obtain a 10% economic interest in CR License LLC ("CR License"). CR License is the entity which owns the rights to use the "Canyon Ranch" name. CRL has the opportunity over the next two years to pay an additional $5 million to obtain an additional 20% interest in CR License. With this recent acquisition, the Company has the ability to benefit from future uses of the Canyon Ranch name. Contemporaneously, CRL acquired a 50% interest in CR Las Vegas LLC, an entity that is building a Canyon Ranch day spa in the Venetian Hotel in Las Vegas. Through CRL and CR License, the Company has an effective 2.75% economic interest in the Canyon ranch day spa project.

On February 4, 1998, the Ventana Country Inn closed its operations due to a landslide that washed out Highway 1, the major access road to the property. The Ventana Country Inn re-opened on May 1, 1998. The Company filed a claim for losses under its business interruption insurance policy and during the third quarter of 1998, the Company settled this claim and collected insurance proceeds of $.8 million, resulting in total proceeds received from the claim of $1.2 million. The proceeds received have been included in Hospitality revenues for the three and nine-month periods ended September 30, 1998.

LAND DEVELOPMENT

Effective September 11, 1998, the Company and Gerald W. Haddock, John C. Goff and Harry H. Frampton, III (collectively, the "CDMC Sellers") entered into a partnership agreement (the "Partnership Agreement") to form COPI Colorado, a Delaware limited partnership. COPI Colorado's purpose is to hold and manage the voting stock of Crescent Development Management Corp. ("CDMC") (and, consequently, to manage CDMC) and to invest in shares of Crescent Operating's common stock. As of September 22, 1998, pursuant to a contemporaneous contribution agreement among the parties (the "Contribution Agreement"), the Company had contributed to COPI Colorado $9.0 million in cash in exchange for a 50% general partner interest in COPI Colorado, and each CDMC Seller contributed to COPI Colorado approximately 667 shares of CDMC voting stock (collectively, the "CDMC Shares") in exchange for an approximately 16.67% limited partner interest in COPI Colorado; as a result, the Company owns a 50% managing interest in COPI Colorado and the CDMC Sellers collectively own a 50% investment interest in COPI Colorado. The Intercompany Evaluation Committee of the Company's Board of Directors (the "Committee") consulted with independent advisors regarding the aggregate fair value of the CDMC shares. None of the directors who serve on the Committee has any interest in COPI Colorado or the CDMC shares. Based on the Committee's review of the terms of the Partnership Agreement and Contribution Agreement and consultation with the independent advisors, the Committee determined that the aggregate fair market value of the CDMC shares approximated $9.0 million, which equals the Company's $9.0 million cash contribution to COPI Colorado. The operating results of CDMC from September 22, 1998 to September 30, 1998 have not been included in the consolidated results of the Company as they were immaterial for that period. As of September 30, 1998, COPI Colorado had purchased 145,000 shares of Crescent Operating common stock, which has been recorded as treasury stock, at a total purchase price of $963,000. The average price paid for such shares was $6.64 per share.

The Company funded its contribution to COPI Colorado using the proceeds from a $9 million term loan from Crescent Partnership. The loan bears interest at 12% per annum, with interest payable quarterly and the full original principal amount of $9.0 million, together with any accrued but unpaid interest, payable in May 2002. The Company's interest in COPI Colorado is collateral on the loan, which is cross-collateralized and cross-defaulted with the Company's other borrowings from Crescent Equities.

CDMC is principally engaged in investing in partnerships and other entities that directly or indirectly through other entities participate in the development and management of resort, residential and vacation home real properties and ancillary supporting services principally in Colorado and Florida.

On September 17, 1998, the Company invested $.8 million to obtain a 2.6% limited partner interest in Hillwood/1642, Ltd. ("Hillwood"). Hillwood is involved in developing the acreage surrounding the new multi-sports arena to be erected in Dallas, Texas for the Dallas Stars, a National Hockey League club, and the Dallas Mavericks, a National Basketball Association club.

EQUIPMENT SALES AND LEASING

Effective July 31, 1998, the Company acquired all of the stock of Harvey Equipment Center, Inc. ("Harvey"), a company which is engaged in equipment sales, leasing and servicing, located in Van Wert, Ohio. The purchase price of approximately $8.4 million was comprised of $2.7 million in cash, the issuance of notes payable by Crescent Operating in the amount of $1.2 million and the assumption of $4.5 million of liabilities. The $1.2 million notes bear interest at 8.0% per annum and are payable in eight semi-annual installments of principal and interest of $.18 million. The transaction was treated as a purchase for accounting purposes and accordingly the results of operations have been included in the Company's financial statements from the effective date of acquisition.

Effective July 1, 1998, the Company acquired all of the stock of Western Traction Company ("Western Traction"), a company that is engaged in equipment sales, leasing and servicing, with locations in Sacramento, California, Union City, California, Fresno, California, Sparks, Nevada and Honolulu, Hawaii. The purchase price of approximately $52.0 million was comprised of $6.5 million in cash, the issuance of a note payable by Crescent Operating in the amount of $7.5 million and the assumption of liabilities of $38 million. The $7.5 million note bears interest at 8.5% per annum and is payable in 18 monthly installments of principal and interest of $.45 million. The transaction was treated as a purchase for accounting purposes and accordingly the results of operations have been included in the Company's financial statements from the effective date of acquisition.

Crescent Machinery has 14 locations in Texas, California, Nevada, Oklahoma, Ohio and Hawaii.

HEALTHCARE

Effective March 3, 1998, the Company signed a definitive agreement (the "Equity Purchase Agreement") to acquire the 50% membership interest in CBHS currently owned by Magellan CBHS Holdings, Inc., formerly Charter Behavioral Health Systems, Inc. ("CBHS Holdings"). Also effective March 3, 1998, CBHS signed a definitive agreement (the "Purchase Agreement") to acquire from Magellan Health Services, Inc. ("Magellan") and certain direct and indirect subsidiaries of Magellan, equity interests in certain entities, intellectual property rights, including the "Charter" name and 800-CHARTER telephone number, and the assets of certain staff model clinics. The Company signed a support agreement (the "Support Agreement"), dated as of March 3, 1998, pursuant to which the Company agreed, under certain conditions, to assist CBHS in obtaining the funds required to consummate the transactions contemplated by the Purchase Agreement to pay expenses incurred in obtaining such funds and to pay a $5 million termination fee in the event that such transactions were not consummated or the Purchase Agreement was terminated as a result of CBHS' failure to obtain the required funds assuming other conditions to closing had been satisfied. The closing of the transactions contemplated by the Equity Purchase Agreement and the Purchase Agreement, which was originally scheduled for July 1998, was subject to certain conditions which were not satisfied.

On August 14, 1998, Magellan exercised its right under the CBHS Operating Agreement to take management control of CBHS due to arrearages in franchise fee payments from CBHS. On August 19, 1998, the Company and Magellan each announced its termination of negotiations with Magellan regarding the acquisition of the 50% interest in CBHS owned by Magellan.

On November 3, 1998, John C. Goff, one of the Company's two representatives on the Governing Board of CBHS, resigned. Richard P. Knight, the Company's Chief Financial Officer, has been appointed to fill the vacancy.

On November 5, 1998, Magellan notified Crescent Operating that Magellan believes Crescent Operating (i) owes $2.3 million for the reimbursement of expenses incurred in connection with attempts to obtain financing for CBHS's payment obligations under the Purchase Agreement, (ii) owes Magellan a $5 million termination fee and (iii) may have failed to use "commercially reasonable efforts" to secure financing for the transactions contemplated by the Purchase Agreement. Crescent Operating disputes these claims. Magellan has exercised its right under the Support Agreement to require that these matters be submitted to arbitration if Magellan and Crescent Operating cannot reach agreement on these issues. Because the Company's obligations under the Equity Purchase Agreement and the Support Agreement was subject to prior satisfaction of certin conditions that have not been met, the Company believes it is under no obligation to reimburse CBHS for expenses incurred in connection with attempts to obtain financing for CBHS's payment obligations under the Purchase
Agreement, or to pay the $5 million termination fee to Magellan. Crescent Operating management intends to contest Magellan's claims vigorously.

REFRIGERATED WAREHOUSING

On July 1, 1998, Americold Logistics, a group of companies in which Crescent Operating owns a 2% indirect interest, acquired five refrigerated storage properties from Carmar Group for approximately $163 million, which required a capital contribution from Crescent Operating of $2.7 million. These properties contain approximately 60 million cubic feet of refrigerated storage space.

3. LONG-TERM DEBT:

Following is a summary of the Company's debt financing:

                                                                                        September 30,     December 31,
                                                                                             1998             1997
                                                                                        --------------   --------------
     LONG-TERM DEBT - CORPORATE AND WHOLLY-OWNED SUBSIDIARIES

     Equipment notes payable to finance companies due 1998 through 2003, payments of principal and interest due monthly, bear interest from 6.0% to
     10.9%, collateralized by equipment, available credit under such notes of
     $43.7 million (Crescent Machinery) .............................................   $   65,201,960   $   11,245,727

     Note payable to Crescent Real Estate Equities Limited Partnership
     ("Crescent Partnership") due May 2002, bears interest at 12%, payments of principal and interest due quarterly, collateralized, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets which the Company now owns or may acquire in the future
     (Crescent Operating) ...........................................................       25,839,096       25,980,000


     Line of credit in the amount of $30.4 million payable to Crescent
     Partnership due the later of May 2002 or five years after the last draw
     (in no event shall the maturity date be later than June 2007), bears interest at 12%, payments of interest only due quarterly, collateralized, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets which the Company now owns or may acquire in the future
     (Crescent Operating) ...........................................................       24,839,576       13,725,000

     Line of credit in the amount of $15.0 million payable to NationsBank due
     August 1999, bears interest at LIBOR plus 1% (6.43% and 6.88% at September
     30, 1998 and December 31, 1997, respectively), payments of interest only
     due monthly (Crescent Operating) ...............................................       15,000,000       15,000,000

     Note payable to Crescent Partnership due May 2002, bears interest at 12%, payments of interest only due quarterly, collateralized by a first lien on the assets which the Company now owns or may acquire in the future
     (Crescent Operating) ...........................................................        9,000,000             --

                                                                                        September 30,     December 31,
                                                                                             1998             1997
                                                                                        --------------   --------------
      Note payable to the sellers of Western Traction due January 31, 2000, bears interest at 8.5%, payments of principal and interest due monthly,
      collateralized by stock of Western Traction (Crescent Operating) ..............        6,712,941             --

      Note payable to Crescent Partnership maturing August 2003, bears interest at 10.75%, payments of principal and interest due monthly, collateralized by a deed of trust for certain personal property and certain
      real property (RoseStar) ......................................................        1,842,110        2,052,482

      Notes payable to the sellers of Harvey Equipment due July 31, 2002, bear interest at 8%, payments of principal and interest due semi-annually
      (Crescent Operating) ..........................................................        1,158,578             --

      Note payable to Crescent Partnership maturing September 2002, bears interest at 8.5%, payments of principal and interest due monthly,
      collateralized by the Company's 2/3 interest in HCAC (COI Hotel) ..............          678,353          789,820

      Note payable to Crescent Partnership maturing August 2003, bears interest at 10.75%, payments of principal and interest due monthly, collateralized by a deed of trust in certain real property and certain personal
      property (RoseStar) ...........................................................          498,052          554,850

      Note payable to Crescent Partnership due November 2006, bears interest at
      7.5%, payments of interest only due annually (RoseStar) .......................          190,964          190,964

      Note payable to Crescent Partnership due September 1998, bears interest at
      8.5%, payments of interest only due monthly, collateralized by the Houston
      Center Athletic Club Venture ("HCAC") $5.0 million note receivable
      (COI Hotel) ...................................................................             --          1,000,000
                                                                                        --------------   --------------
           Total debt - corporate and wholly-owned subsidiaries .....................      150,961,630       70,538,843
                                                                                        --------------   --------------

      LONG-TERM DEBT - NON WHOLLY-OWNED SUBSIDIARIES

      Senior note payable to Crescent Partnership maturing December 2005, bears interest at 10%, payments of principal and interest due quarterly commencing January 15, 1998 based on sales proceeds from Desert Mountain
      Properties, LP ("DMPLP"), collateralized by land, improvements and
      equipment owned by DMPLP (DMPLP) ..............................................       81,463,359      110,000,000

      Junior note payable to Crescent Partnership maturing December 2010, bears interest at 14%, payments of principal and interest due quarterly commencing January 15, 1998 based on sales proceeds from DMPLP,
      collateralized by land, improvements and equipment owned by DMPLP (DMPLP) .....       60,000,000       60,000,000

                                                                                        September 30,     December 31,
                                                                                             1998             1997
                                                                                        --------------   --------------
      Line of credit in the amount of $40.2 million payable to Crescent
      Partnership due August 31, 2004, bears interest at 11.5% with principal and interest payments due as distributions from projects are received, as defined by the applicable credit agreement, collateralized by CDMC's interests in East West Resort Development partnerships, East
      West Resorts, LLC, and other CDMC property  (CDMC) ............................       32,331,903             --

      Construction loans for various East West Resort Development partnership projects, maturing from 1998 to 2003, bear interest from 6% to 9%, payments of principal and interest or interest only payable monthly, collateralized by deeds of trust, security agreements and a first lien
      on the related assets (CDMC) ..................................................       25,437,189             --


      Note payable to Crescent Partnership due January 2003, bears interest at
      12%, principal and interest payments due as distributions from projects are received, as defined by the applicable credit agreement, collateralized by CDMC's interests in East West Resort Development
      partnerships, East West resorts LLC, and other CDMC property  (CDMC) ..........       13,594,798             --

      Line of credit in the amount of $35 million payable to National Bank of
      Arizona due May 1999, bears interest at rates from prime to prime plus 1%
      (8.25% to 9.25% at September 30, 1998), payments of interest only due monthly, collateralized by certain land owned by DMPLP, deeds of trusts on
      lots sold and home construction (DMPLP) .......................................       10,700,940             --

      Note payable to Crescent Partnership maturing June 2005, bears interest at
      12%, with payments of interest only due quarterly and payments of principal payable annually in accordance with an increasing amortization schedule, collateralized by CDMC's interests in East West Resort
      Development partnerships, East West Resorts LLC and other CDMC property (CDMC)         2,850,000             --

      Notes payable to Crescent Partnership maturing August 1998, bears interest at the prime rate plus 1%, payments of principal and interest due monthly based on lot note receipts collateralized by deeds of trust on lots owned
      by DMPLP (DMPLP) ..............................................................             --         17,590,034
                                                                                        --------------   --------------

                Total debt - non wholly-owned subsidiaries ..........................      226,378,189      187,590,034
                                                                                        --------------   --------------

                Total long-term debt ................................................   $  377,339,819   $  258,128,877
                                                                                        ==============   ==============

      Current portion of long-term debt - CEI .......................................   $    7,623,899   $   24,084,587

      Current portion of long-term debt .............................................       46,220,364       18,759,349

      Long-term debt - CEI, net of current portion ..................................      245,504,311      207,798,563

      Long-term debt, net of current portion ........................................       77,991,245        7,486,378
                                                                                        --------------   --------------

                Total long-term debt ................................................   $  377,339,819   $  258,128,877
                                                                                        ==============   ==============

4.    INVESTMENTS:

Investments consisted of the following:

                                                                                     September 30,           December 31,
                                                                                         1998                    1997
                                                                                   ------------------    ------------------
      Investment in Magellan warrants ..........................................    $   4,007,000          $  12,500,000
      Investment in CBHS .......................................................             --                5,390,000
      Investment in The Woodlands Land Development Company .....................       39,505,458             31,403,893
      Investment in The Woodlands Operating Company ............................          696,523                597,498
      Investment in Refrigerated Warehousing partnerships ......................      289,368,418            161,850,800
      Investment in HCAC .......................................................          897,274             (2,561,361)
      Investment in Hicks-Muse .................................................        7,648,928              9,446,946
      Investment in Corporate Arena Associates, Inc ............................          900,908                   --
      Investment in CRL License, LLC ...........................................        1,000,100                   --
      Investment in non-consolidated subsidiaries at CDMC ......................       14,978,222                   --
                                                                                    -------------          -------------

                Total investments ..............................................    $ 359,002,831          $ 218,627,776
                                                                                    =============          =============

Investment income (loss) consisted of the following:

                                                                                   Nine months ended     Three months ended
                                                                                   September 30, 1998    September 30, 1998
                                                                                   ------------------    ------------------
     Equity in loss of CBHS ....................................................     $ (5,390,000)          $      --
     Equity in income of The Woodlands Land Development Company ................       14,026,705             3,979,705
     Equity in income of The Woodlands Operating Company .......................        1,161,525               503,625
     Equity in (loss)  income of Refrigerated Warehousing partnerships .........         (538,800)            1,057,600
     Equity in income of HCAC ..................................................           35,562                 7,815
     Hicks-Muse income .........................................................        3,093,349               189,572
                                                                                     ------------           -----------

               Total investment income .........................................     $ 12,388,341           $ 5,738,317
                                                                                     ============           ===========

A summary of financial information related to CBHS has not been provided. Because CBHS's fiscal year ended on September 30, 1998, financial statements have not been finalized.

5.    EARNINGS PER SHARE:

Earnings per share ("EPS") is calculated as follows:

                                                Nine months ended                     Three months ended
                                               September 30, 1998                     September 30, 1998
                                      ------------------------------------   ------------------------------------
                                         Net        Wtd. avg.    Per share      Net        Wtd. Avg.    Per share
                                        Income       shares       amount       income       Shares       amount
                                      ----------   ----------   ----------   ----------   ----------   ----------
BASIC EPS .........................    $853,240    11,298,410     $ .08       $ 89,356    11,352,291      $ .01

EFFECT OF DILUTIVE SECURITIES:
Stock Options .....................                   757,488                                717,723
                                                   ----------                             ----------


DILUTED EPS .......................    $853,240    12,055,898     $ .07       $ 89,356    12,070,014      $ .01
                                                   ==========     =====                   ==========      =====

The Company had 859,159 stock options and 282,508 warrants outstanding as of September 30, 1998. Earnings per share for the Predecessor is not meaningful as the capital structure of the Predecessor was not comparable to that of the Company.

6.    INTANGIBLE ASSETS:

Intangible assets consisted of the following:

                                            September 30, 1998  December 31, 1997
                                            ------------------  -----------------
Goodwill, net - Crescent Machinery .......      $ 7,405,148      $      --
Goodwill, net - RoseStar .................        1,525,119        1,599,388
Goodwill, net - CDMC .....................       31,826,028             --
Membership intangible, net - DMPLP .......       47,665,073       52,925,418
                                                -----------      -----------

          Total intangible assets, net ...      $88,421,368      $54,524,806
                                                ===========      ===========

7.    OTHER LIABILITIES:

Other liabilities consisted of the following:

                                               September 30, 1998   December 31, 1997
                                               ------------------   ------------------
Deferred revenue ...........................     $ 19,076,584          $  8,503,078
Deferred Hospitality rent ..................        3,397,295             1,199,323
Deferred tax liability .....................        7,065,991               472,241
Other ......................................           58,948               977,315
                                                 ------------          ------------

          Total other liabilities ..........     $ 29,598,818          $ 11,151,957
                                                 ============          ============

8.    INCOME TAXES:

The table below shows the reconciliation of the federal statutory income tax rate to the effective tax rate.

                                                Nine months ended     Three months ended
                                                September 30, 1998    September 30, 1998
                                                ------------------    ------------------
Federal statutory income tax rate ...........          35.0%                (35.0%)
Tax provision related to minority interests .          37.2                 (64.2)
Other .......................................           5.4                  (8.1)
                                                       ----                 -----
     Effective tax rate .....................          77.6%               (107.3%)
                                                       ====                =======

The Company's effective tax rate differs from the federal statutory income tax rate due primarily to non wholly-owned subsidiaries, which are consolidated in the Company's financial statements. The taxes related to the minority interests in such entities are included in the income tax provision (benefit) on the Company's statements of operations.

9.    COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income, Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains and losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

In connection with the transaction in which Crescent Operating acquired its 50% membership interest in CBHS, the Company purchased, for $12.5 million, warrants to acquire 1,283,311 shares of Magellan common stock for an exercise price of $30 per share. The Magellan warrants are exercisable in varying increments over the period which began on May 31, 1998 and ends on May 31, 2009. Management estimates the fair value of the warrants, using the Black-Scholes pricing model, to be $4.0 million at September 30, 1998. As a result, the difference of $8.5 million between the cost and the estimated fair value of the warrants has been included in the consolidated financial statements net of tax impact as other comprehensive income (loss).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: investment considerations, such as the effect of economic, demographic, competitive and other conditions in the market area on cash flows and values, and the relatively high levels of debt maintained by the Company and its ability to generate revenues sufficient to meet debt service payments and other operating expenses; financing risks, such as the continued availability of equity and debt financing that may be necessary or desirable for expansion or continued operations of the Company and its investments, the Company's ability to service existing debt, the possibility that the Company's outstanding debt (some of which requires so-called "balloon" payments of principal) may be refinanced at higher interest rates or otherwise on terms less favorable to the Company; and business and investment risks, including the underperformance or non-performance of its existing business investments, the inability of the Company to identify or pursue suitable business or investment opportunities, the impact of changes in the industries in which the Company's businesses and investments operate and economic, demographic and other competitive conditions affecting such industries, including Hospitality, Land Development, Equipment Sales and Leasing, Healthcare and Refrigerated Warehousing. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to update these forward-looking statements to reflect any future events or circumstances.


                                    OVERVIEW

Crescent Operating, Inc. ("Crescent Operating") is a diversified management company that through various subsidiaries and affiliates (collectively with Crescent Operating, the "Company") currently operates in five business segments:
Hospitality, Land Development, Equipment Sales and Leasing, Healthcare and Refrigerated Warehousing. Within these segments, Crescent Operating does business throughout the United States.

The Company's operations began on May 9, 1997 with the purchase from Carter-Crowley Properties, Inc. ("Carter-Crowley") of Moody-Day, Inc. ("Moody-Day"), an equipment sales, leasing and servicing company which subsequently changed its corporate name to Crescent Machinery Company ("Crescent Machinery"), and a limited partner interest in Hicks Muse Tate & Furst Equity Fund II, LP, a private venture capital fund ("Hicks-Muse", and together with Moody-Day, the "Carter-Crowley Asset Group"). This Quarterly Report on Form 10-Q was prepared on the basis that the Carter-Crowley Asset Group is the "Predecessor". As Crescent Operating did not have any activity prior to May 9, 1997, the data included relating to periods prior to May 9, 1997 is only with regard to the Predecessor.

                               HOSPITALITY SEGMENT

RECENT DEVELOPMENTS

Effective October 13, 1998, Wine Country Golf Club, Inc., a wholly-owned subsidiary of the Company, became the lessee of the Sonoma Golf Course in California, which is owned by Crescent Real Estate Equities Limited Partnership ("Crescent Partnership" and, together with its subsidiaries, "Crescent Equities"). This 18-hole championship golf course is a strategic amenity to the Sonoma Mission Inn and Spa, which will allow the Company to expand its marketing focus to the golf-oriented guest. The lease is for a ten year period and provides for the payment to Crescent Equities of (i) base rent, with periodic rent increases and (ii) percentage rent based on annual gross receipts above a specified amount with periodic increases of such specified amount.

On August 1, 1998, Hyatt Beaver Creek opened the Allegria Health Spa. Management believes it is one of the finest upscale spa facilities in the country and it has already been featured in several newspapers and magazines. During the third quarter of 1998, the Ventana Country Inn was chosen as the number two "Best Small Hotel in the World" and was chosen the number one small hotel in North America by the readers of Travel & Leisure magazine. Also, in a recent survey, Conde Naste magazine named Canyon Ranch-Berkshires and Canyon Ranch-Tucson as the number one and number two destination health resorts in the country, respectively.

Effective July 27, 1998, to enable the Company to invest in the future use of the "Canyon Ranch" name, the Company contributed $50,500 to obtain a 5% economic interest, representing all of the voting stock, of CRL Investments, Inc. ("CRL"). Immediately following such contribution, CRL exercised its purchase option by paying $1 million to obtain a 10% economic interest in CR License LLC ("CR License"). CR License is the entity which owns the rights to use the "Canyon Ranch" name. CRL has the opportunity over the next two years to pay an additional $5 million to obtain an additional 20% interest in CR License. With this recent acquisition, the Company has the ability to benefit from future uses of the Canyon Ranch name. Contemporaneously, CRL acquired a 50% interest in CR Las Vegas LLC, an entity that is building a Canyon Ranch day spa in the Venetian Hotel in Las Vegas. Through CRL and CR License, the Company has an effective 2.75% economic interest in the Canyon Ranch day spa project.

On February 4, 1998, the Ventana Country Inn closed its operations due to a landslide that washed out Highway 1, the major access road to the property. The Ventana Country Inn re-opened on May 1, 1998. The Company filed a claim for losses under its business interruption insurance policy and during the third quarter of 1998 the Company settled this claim and collected insurance proceeds of $.8 million, resulting in total proceeds received from the claim of $1.2 million. The proceeds received have been included in Hospitality revenues for the three and nine-month periods ended September 30, 1998.

Through its relationship with Crescent Partnership, which owns approximately 90 office buildings, the Company has established a program to offer tenants of these office buildings travel packages for the hotels and destination health and fitness resorts leased by the Company, thus gaining special access to a significant number of potential customers to boost occupancy of these properties.

OPERATIONAL INFORMATION

The following table sets forth certain information about the properties in the Hospitality Segment (the "Hospitality Properties"), excluding the interest in the Houston Center Athletic Club Venture ("HCAC"), for the nine months ended September 30, 1998 and 1997. The information for the Hospitality Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination health and fitness resorts that measure performance based on available guest nights.

                                                                          Nine months ended September 30,
                                                                ----------------------------------------------------
                                                                   Average        Average Daily      Revenue Per
                                                                  Occupancy            Rate         Available Room
                                       Year                          Rate            ("ADR")          ("REVPAR")
                                    Completed/                  ---------------  --------------   -----------------
                                     Renovated        Rooms     1998    1997     1998     1997      1998     1997
                                     ---------        -----     ----    ----     ----     ----      ----     ----
Full-Service/Luxury
Hyatt Regency Beaver Creek....         1989            276(6)   72%     70%      $236     $221      $173     $162
Denver Marriott City Center...         1982            613      81      82        126      118       102       96
Hyatt Regency Albuquerque.....         1990            395      70      75        102       99        71       74
Sonoma Mission Inn & Spa......    1927/1987/1997       198      84      90        230      205       193      183
Four Seasons Hotel Houston....         1982            399      65      68        179      159       116      108
Ventana Country Inn...........    1975/1982/1988        62      58(5)   86        380      329       221(5)   284
Austin Omni...................         1986            314      80      78        114      104        90       81
                                                    -------------------------------------------------------------
     Total/Weighted Average                          2,257      74%     77%      $158     $147      $118     $113
                                                    =============================================================

Destination Health & Fitness
Resorts
Canyon Ranch-Tucson...........         1980            250(1)
Canyon Ranch-Lenox............         1989            212(1)
                                                    ----------
     Total/Weighted Average                            462      87%(2)  83%(2)   $493(3)  $466(3)   $414(4)  $370(4)
                                                    ================================================================

(1) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.

(2) Represents the number of paying and complimentary guests for the period, divided by the maximum number of available guest nights for the period.

(3) Represents the average daily "all-inclusive" guest package charges for the period, divided by the maximum number of available guest nights for the period.

(4) Represents the total "all-inclusive" guest package charges for the period, divided by the maximum number of available guest nights for the period.

(5) Average occupancy rate and REVPAR decreased from the prior period due to the closing of the Ventana Country Inn for approximately three months as a result of the major access road leading to the property being washed out.

(6) In 1998, the number of rooms at the Hyatt Regency Beaver Creek was reduced to 276 due to construction of a spa.

The following table sets forth average occupancy rate, average daily rate and revenue per available room for the Hospitality Properties by full-service hotels and destination health and fitness resorts for each of the years ended December 31, 1994 through 1997 and for the nine months ended September 30, 1998 and 1997. The information for the Hospitality Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination health and fitness resorts that measure performance based on available guest nights and calculate occupancy, average daily rate and revenue per available room as described in the notes of the preceding table.

                                                 Nine months ended
                                                    September 30,                  Year Ended December 31,
                                               ------------------------   ------------------------------------------
                                                  1998         1997          1997       1996       1995      1994
                                               ----------  ------------   ---------  ---------  ---------  ---------
    FULL-SERVICE

          Average Occupancy................          74%        77%            75%        75%        77%       73%
          Average Daily Rate...............        $158       $147           $155       $141       $122      $117
          Revenue Per Available Room.......        $118       $113           $116       $106       $ 93      $ 85

    DESTINATION HEALTH AND FITNESS RESORTS

          Average Occupancy................          87%        83%            81%        81%        77%       78%
          Average Daily Rate...............        $493       $466           $477       $446       $437      $418
          Revenue Per Available Room.......        $414       $370           $370       $345       $321      $312

FINANCIAL ACTIVITY



Pretax income for all Hospitality Properties for the three and nine months ended September 30, 1998 was $1.3 million and $7.7 million. Pretax income for all Hospitality Properties as a percentage of revenues for the three and nine months ended September 30, 1998 was 2.3% and 4.6%, respectively.

Cash flow of a Hospitality Property approximates pretax income plus non-cash rent of a Hospitality property. Cash flow for all Hospitality Properties for the three and nine months ended September 30, 1998 was $1.6 million and $9.2 million. Cash flow for all Hospitality Properties as a percentage of revenues for the three and nine months ended September 30, 1998 was 2.8% and 5.4%, respectively.

                            LAND DEVELOPMENT SEGMENT

RECENT DEVELOPMENTS

During the third quarter of 1998, The Woodlands announced the development of the Village Five Country Club, a new exclusive country club with a guarded entrance environment. The new country club will feature a new Jack Nicklaus signature 18-hole golf course. Additionally, The Woodlands has been ranked as the number one land development in Texas and number six land development in the nation in terms of new home sales.

Effective September 11, 1998, the Company and Gerald W. Haddock, John C. Goff and Harry H. Frampton, III (collectively, the "CDMC Sellers") entered into a partnership agreement (the "Partnership Agreement") to form COPI Colorado, L.P., a Delaware limited partnership ("COPI Colorado"). COPI Colorado's purpose is to hold and manage the voting stock of Crescent Development Management Corp. ("CDMC") (and, consequently, to manage CDMC) and to invest in shares of Crescent Operating common stock. As of September 22, 1998, pursuant to a contemporaneous contribution agreement among the parties (the "Contribution Agreement"), the Company had contributed to COPI Colorado $9.0 million in cash in exchange for a 50% general partner interest in COPI Colorado, and each CDMC Seller contributed to COPI Colorado approximately 667 shares of CDMC voting stock (collectively, the "CDMC Shares") in exchange for an approximately 16.67% limited partner interest in COPI Colorado; as a result, the Company owns a 50% managing interest in COPI Colorado and the CDMC Sellers collectively own a 50% investment interest in COPI Colorado. The Intercompany Evaluation Committee of the Company's Board of Directors (the "Committee") consulted with independent advisors regarding the aggregate fair value of the CDMC shares. None of the directors who serve on the Committee has any interest in COPI Colorado or the CDMC shares. Based on the Committee's review of the terms of the Partnership Agreement and Contribution Agreement and consultation with the independent advisors, the Committee determined that the aggregate fair market value of the CDMC shares approximated $9.0 million, which equals the Company's $9.0 million cash contribution to COPI Colorado. The operating results of CDMC from September 22, 1998 to September 30, 1998 have not been included in the consolidated results of the Company as they were immaterial for that period. As of September 30, 1998, COPI Colorado had purchased 145,000 shares of Crescent Operating common stock, which has been recorded as treasury stock, at a total purchase price of $963,000. The average price paid for such shares was $6.64 per share.

The Company funded its contribution to COPI Colorado using the proceeds from a $9 million term loan from Crescent Partnership. The loan bears interest at 12% per annum, with interest payable quarterly and the full original principal amount of $9.0 million, together with any accrued but unpaid interest, payable in May 2002. The Company's interest in COPI Colorado is collateral on the loan, which is cross-collateralized and cross-defaulted with the Company's other borrowings from Crescent Partnership.

CDMC is a privately-held corporation whose operations consist principally of investing in partnerships and other entities that, directly or indirectly, own, develop or manage residential and resort properties (primarily in Colorado and Florida) or provide support services to such properties. All but one of CDMC's investments are in entities in which Mr. Frampton has a direct or indirect management interest.

CDMC's investments include indirect economic interests that vary from 18% to 70% in the following: (i) five residential and commercial developments and seven residential developments in Colorado; (ii) a Texaco gasoline station and ancillary auto repair facility, car wash and convenience store in Colorado;
(iii) a timeshare development in Colorado; (iv) a real estate company that markets and sells timeshare interests; (v) a real estate company that specializes in the management of resort properties in Colorado, Utah and South Carolina; (vi) two transportation companies that provide airport shuttle service to Colorado resort areas; and (vii) an interest in a partnership that owns and manages the Ritz Carlton Hotel in Palm Beach, Florida.

On September 17, 1998, the Company invested $.8 million to obtain a 2.6% limited partner interest in Hillwood/1642, Ltd. ("Hillwood"). Hillwood is involved in developing the acreage surrounding the new multi-sports arena to be erected in Dallas, Texas for the Dallas Stars, a National Hockey League club, and the Dallas Mavericks, a National Basketball Association club.

OPERATIONAL INFORMATION

The following table sets forth certain information as of September 30, 1998 relating to the residential development properties in which the Company owns an interest.

                                              Total
                                            Lots/Units          Total           Average
                                Total       Developed        Lots/Units       Closed Sale
                             Lots/Units       Since            Closed            Price          Range of Proposed
Land Development               Planned      Inception      Since Inception   Per Lot/Unit     Sale Prices Per Lot(1)
----------------             ------------  -------------   ----------------  --------------   -----------------------
Desert Mountain............     2,543          2,000             1,715          $300,000(2)      $150,000-$2,500,000
The Woodlands..............    38,313         19,365            18,502          $ 40,000            $14,500-$500,000
Crescent Development
Management Corp............     1,000            141               114          $532,000          $60,000-$3,250,000
                              -------        -------           -------

Total Land Development.....    41,856         21,506            20,331
                              =======        =======           =======

(1)  Based on existing inventory of developed lots and lots to be developed.

(2)  Excludes golf membership.

FINANCIAL ACTIVITY

Investment income of the Land Development segment consists of equity investments in The Woodlands Operating Company, L.P. ("TWOC") and The Woodlands Land Development Company L.P. ("Landevco"). For the three and nine months ended September 30, 1998, investment income related to these investments was $4.5 million and $15.2 million, respectively. Crescent Operating's economic share of the investment income from TWOC and Landevco was $.7 million and $1.9 million for three and nine months ended September 30, 1998, respectively.

The remaining operations of the Land Development segment consists primarily of the results of Desert Mountain Development Corp. ("Desert Mountain"). For the three and nine months ended September 30, 1998, Desert Mountain had a net loss of $4.7 million and $5.3 million, respectively. Crescent Operating's economic share of the net loss was $.2 million and $.3 million, respectively. The operations of Desert Mountain for the three and nine months ended September 30, 1998 include deferred income related to club membership sales of $2.5 million and $16 million, respectively. This deferred income represents memberships that have been paid but income from which must be recognized over the estimated life of the membership. As a result, such deferred membership income will be recognized in future years. Crescent Operating's economic share of the deferred income was $.1 million and $.8 million for the three and nine months ended September 30, 1998, respectively.


                       EQUIPMENT SALES AND LEASING SEGMENT

RECENT DEVELOPMENTS

Effective July 31, 1998, the Company acquired all of the stock of Harvey Equipment Center, Inc. ("Harvey"), a company which is engaged in equipment sales, leasing and servicing, located in Van Wert, Ohio. The purchase price of approximately $8.4 million was comprised of $2.7 million in cash, the issuance of notes payable by Crescent Operating in the amount of $1.2 million and the assumption of $4.5 million of liabilities. The $1.2 million notes bear interest at 8.0% per annum and are payable in eight semi-annual installments of principal and interest of $.18 million. The transaction was treated as a purchase for accounting purposes and accordingly the results of operations have been included in the Company's financial statements from the effective date of acquisition.

Effective July 1, 1998, the Company acquired all of the stock of Western Traction Company ("Western Traction"), a company that is engaged in equipment sales, leasing and servicing, with locations in Sacramento, California, Union City, California, Fresno, California, Sparks, Nevada and Honolulu, Hawaii. The purchase price of approximately $52.0 million was comprised of $6.5 million in cash, the issuance of a note payable by Crescent Operating in the amount of $7.5 million and the assumption of liabilities of $38 million. The $7.5 million note bears interest at 8.5% per annum and is payable in 18 monthly installments of principal and interest of $.45 million. The transaction was treated as a purchase for accounting purposes and accordingly the results of operations have been included in the Company's financial statements from the effective date of acquisition.

Crescent Machinery has 14 locations in Texas, California, Nevada, Oklahoma, Ohio and Hawaii.

OPERATIONAL INFORMATION

Revenue components for the Equipment Sales and Leasing segment as a percentage of total revenues of the Equipment Sales and Leasing segment for each period was as follows:

                                               Nine months ended          Three months ended
                                                 September 30,              September 30,
                                           ------------------------    ------------------------
                                              1998          1997          1998          1997
                                           ----------    ----------    ----------    ----------
Revenue:
      New and used equipment sales .....     63.2%         35.7%         65.7%         35.6%
      Rental equipment .................     20.5          32.3          17.3          37.7
      Parts and service ................     16.3          32.0          17.0          26.7
                                            -----         -----         -----         -----

          Total revenue ................    100.0%        100.0%        100.0%        100.0%
                                            =====         =====         =====         =====

FINANCIAL ACTIVITY

Earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") for the Equipment Sales and Leasing segment for the three and nine months ended September 30, 1998 was $5.2 million and $8.7 million, respectively. EBITDA for the three months ended September 30, 1998 represents a full three months of results for all entities in the Equipment Sales and Leasing segment with the exception of Harvey Equipment Company which includes only two months of results. Management believes that EBITDA can be a meaningful measure of operating performance, cash generation and the ability to service debt. However, EBITDA should not be considered as an alternative to either: (i) net income (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity. There can be no assurance that the Company's EBITDA is comparable to similarly titled items reported by other companies.

                               HEALTHCARE SEGMENT

RECENT DEVELOPMENTS

Effective March 3, 1998, the Company signed a definitive agreement (the "Equity Purchase Agreement") to acquire the 50% membership interest in CBHS currently owned by Magellan CBHS Holdings, Inc., formerly Charter Behavioral Health Systems, Inc. ("CBHS Holdings"). Also effective March 3, 1998, CBHS signed a definitive agreement (the "Purchase Agreement") to acquire from Magellan Health Services, Inc. ("Magellan") and certain direct and indirect subsidiaries of Magellan, equity interests in certain entities, intellectual property rights, including the "Charter" name and 800-CHARTER telephone number, and the assets of certain staff model clinics. The Company signed a support agreement (the "Support Agreement"), dated as of March 3, 1998, pursuant to which the Company agreed, under certain conditions, to assist CBHS in obtaining the funds required to consummate the transactions contemplated by the Purchase Agreement to pay expenses incurred in obtaining such funds and to pay a $5 million termination fee in the event that such transactions were not consummated or the Purchase Agreement was terminated as a result of CBHS' failure to obtain the required funds assuming other conditions to closing had been satisfied. The closing of the transactions contemplated by the Equity Purchase Agreement and the Purchase Agreement, which was originally scheduled for July 1998, was subject to certain conditions which were not satisfied.

On August 14, 1998, Magellan exercised its right under the CBHS Operating Agreement to take management control of CBHS due to arrearages in franchise fee payments from CBHS. On August 19, 1998, the Company and Magellan each announced its termination of negotiations with Magellan regarding the acquisition of the 50% interest in CBHS owned by Magellan.

On November 3, 1998, John C. Goff, one of the Company's two representatives on the Governing Board of CBHS, resigned. Richard P. Knight, the Company's Chief Financial Officer, has been appointed to fill the vacancy.

On November 5, 1998, Magellan notified Crescent Operating that Magellan believes Crescent Operating (i) owes $2.3 million for the reimbursement of expenses incurred in connection with attempts to obtain financing for CBHS's payment obligations under the Purchase Agreement, (ii) owes Magellan a $5 million termination fee and (iii) may have failed to use "commercially reasonable efforts" to secure financing for the transactions contemplated by the Purchase Agreement. Crescent Operating disputes these claims. Magellan has exercised its right under the Support Agreement to require that these matters be submitted to arbitration if Magellan and Crescent Operating cannot reach agreement on these issues. Because the Company's obligations under the Equity Purchase Agreement and the Support Agreement was subject to prior satisfaction of certain conditions that have not been met, the Company believes it is under no obligation to reimburse CBHS for expenses incurred in connection with attempts to obtain financing for CBHS's payment obligations under the Purchase Agreement, or to pay the $5 million termination fee to Magellan. Crescent Operating management intends to contest Magellan's claims vigorously.

OPERATIONAL INFORMATION

The underlying data used to create the following table was provided by CBHS management.

                                               For the Quarter                             For the Year
                                              Ended September 30,                       Ended September 30,
                                        ------------------------------   ------------------------------------------------
                                           1998              1997(4)        1998              1997(4)           1996(4)
                                        ------------      ------------   ------------      ------------      ------------
Average licensed beds ...............          7,206             7,411          7,206             7,424             7,407

Net revenue(1) ......................   $176,901,000      $179,641,000   $730,271,000      $764,059,000      $818,334,000

Total patient days(2) ...............        330,630           326,372      1,349,165         1,349,730         1,440,913

Total equivalent patient days(3) ....        372,347           367,386      1,518,412         1,523,366         1,603,354

Admissions ..........................         30,015            29,691        122,018           118,575           118,057

Average length of stay (days) .......           11.7              11.1           11.1              11.1                12

Net revenue per equivalent
     Patient days ...................   $        475      $        489   $        481      $        502      $        505

(1)  Includes inpatient and outpatient revenue.

(2)  Number of 24-hour periods of inpatient care provided.

(3) Patient days plus outpatient revenue divided by inpatient average daily rate.

(4) Amounts are based on carve-out financial statements and statistical data of the Provider Segment. The year ended September 30, 1997 combines the carved-out information and CBHS for the 106 days ended.

FINANCIAL ACTIVITY

As of September 30, 1998, the Company had made total equity and debt contributions of $25.0 million to CBHS, including $17.5 million in redeemable preferred interests. For financial reporting purposes, the amount of losses the Company has recognized with respect to its investment in CBHS has been limited to the balance of the investment in CBHS. The Company's investment in CBHS was zero as of September 30, 1998 and the Company recognized no loss on its investment in CBHS for the three months ended September 30, 1998. The Company recognized losses of $7.7 million on its investment in CBHS for the same period in 1997. The Company recognized a $5.4 million loss on its investment for the nine months ended September 30, 1998 as compared to recognized losses of $8.1 million for the same period in 1997. CBHS's operating losses have been caused primarily by downward trends in net revenue per equivalent patient day, which management believes to be consistent with the general deterioration in the behavioral healthcare industry and by certain fixed expenses, including annual rental obligations to a subsidiary of Crescent Partnership of approximately $56 million and annual franchise fees of approximately $78 million to an affiliate of Magellan.


                        REFRIGERATED WAREHOUSING SEGMENT

RECENT DEVELOPMENTS

On July 1, 1998, Americold Logistics, a group of companies in which Crescent Operating owns a 2% indirect interest, acquired five refrigerated storage properties from Carmar Group for approximately $163 million, which required a capital contribution from Crescent Operating of $2.7 million. These properties contain approximately 60 million cubic feet of refrigerated storage space.

Americold Logistics, including the recent acquisitions of Freezer Services and Carmar Group, has a market share of approximately 30%, while the market share of the next largest competitor is only approximately 6%. According to management of Americold Logistics, industry consolidation by Americold Logistics has created a market share that Americold Logistics believes will allow it to offer current and future customers a national solution to their refrigerated storage and distribution needs and Americold Logistics believes that its national network of storage and distribution services will permit it to capitalize on recent trends characterized by food producers focusing on their core businesses and hiring outside firms to meet their storage and distribution needs. According to industry sources, during the period between 1987 and 1997, refrigerated storage space provided by third parties grew by 60% while refrigerated storage space provided by food producers grew by only 1%.

OPERATIONAL INFORMATION

The following information was provided by management of Americold Logistics and shows the location and size of facility for each of the properties of the companies in the Refrigerated Warehousing segment as of September 30, 1998:

                    Number of      Total Cubic Footage                             Number of     Total Cubic Footage
     State          Properties        (in millions)                 State          Properties       (in millions)
-----------------  -------------  ----------------------       ----------------   -------------  ---------------------
Alabama                 6                 9.9                  Mississippi             1                      4.7
Arizona                 1                 2.9                  Missouri                2                     37.2
Arkansas                6                31.3                  Nebraska                2                      4.4
California              11               45.3                  New York                1                     11.8
Colorado                2                 3.3                  North Carolina          3                      8.5
Florida                 5                 7.8                  Oklahoma                2                      2.1
Georgia                 7                41.3                  Oregon                  6                     40.4
Idaho                   2                18.7                  Pennsylvania            4                     51.6
Illinois                2                11.6                  South Carolina          1                      1.6
Indiana                 1                 9.1                  South Dakota            2                      6.3
Iowa                    2                12.6                  Tennessee               3                     10.6
Kansas                  3                41.2                  Texas                   3                     24.3
Kentucky                1                 2.7                  Utah                    1                      8.6
Maine                   1                 1.8                  Virginia                1                      1.9
Massachusetts           6                15.2                  Washington              6                     28.7
Minnesota               1                 3.8                  Wisconsin               2                     14.0
                                                                                  -------------       -------------

                                                               Total                   97                   515.2
                                                                                  =============       =============

FINANCIAL INFORMATION

For the three and nine months ended September 30, 1998, Crescent Operating's effective 2% economic interest in Americold Logistics resulted in investment income (loss) of $61,000 and ($30,000), respectively. For the three and nine months ended September 30, 1998, Crescent Operating's economic share of EBITDA of Americold Logistics was $.7 million and $1.7 million, respectively.

                          SEGMENT FINANCIAL INFORMATION


The following is a summary of Crescent Operating's financial information reported by segment for the three months ended September 30, 1998:


                                                                                 EQUIPMENT
                                                                 LAND              SALES                            REFRIGERATED
                                          HOSPITALITY        DEVELOPMENT        AND LEASING        HEALTHCARE        WAREHOUSING
                                         -------------      -------------      -------------      -------------     -------------
Revenues .............................   $  58,181,964      $  20,182,815      $  33,460,868      $        --       $        --

Operating expenses ...................      56,958,253         25,077,242         31,372,441               --              25,932
                                         -------------      -------------      -------------      -------------     -------------
Income (loss) from operations ........       1,223,711         (4,894,427)         2,088,427               --             (25,932)
                                         -------------      -------------      -------------      -------------     -------------
Investment income (loss) .............           7,815          4,483,330               --                 --           1,057,600
                                         -------------      -------------      -------------      -------------     -------------
Other (income) expense
    Interest expense .................         106,283          1,211,989          1,143,519               --                --
    Interest income ..................        (184,967)          (681,227)           (37,654)              --                --
    Other ............................            --                 --             (224,738)              --                --
                                         -------------      -------------      -------------      -------------     -------------
Total other (income) expense .........         (78,684)           530,762            881,127               --                --
                                         -------------      -------------      -------------      -------------     -------------
Income (loss) before minority
    interest and income taxes ........       1,310,210           (941,859)         1,207,300               --           1,031,668
Minority interest ....................             460            (51,014)              --                 --            (970,584)
                                         -------------      -------------      -------------      -------------     -------------
Income (loss) before taxes ...........       1,310,670           (992,873)         1,207,300               --              61,084
Income tax benefit (provision) .......        (524,084)         1,191,739           (476,969)              --                --
                                         -------------      -------------      -------------      -------------     -------------
Net income (loss) ....................   $     786,586      $     198,866      $     730,331      $        --       $      61,084
                                         =============      =============      =============      =============     =============

Net income (loss) per share, basic ...   $        0.07      $        0.02      $        0.06      $        --       $        0.01
                                         =============      =============      =============      =============     =============
Net income (loss) per share, diluted .   $        0.07      $        0.02      $        0.06      $        --       $        0.01
                                         =============      =============      =============      =============     =============


EBITDA Calculation: (1)
    Net income (loss) ................   $     786,586      $     198,866      $     730,331      $        --       $      61,084
    Interest expense, net ............          97,192             35,773          1,105,865               --             224,520
    Income tax provision (benefit) ...         524,068            140,272            476,969               --              22,420
    Depreciation and amortization ....         242,857            193,963          2,901,323               --             373,640
                                         -------------      -------------      -------------      -------------     -------------
EBITDA ...............................   $   1,650,703      $     568,874      $   5,214,488      $        --       $     681,664
                                         =============      =============      =============      =============     =============
                                               OTHER             TOTAL
                                           -------------      -------------
Revenues .............................     $        --        $ 111,825,647

Operating expenses ...................         1,086,378        114,520,246
                                           -------------      -------------
Income (loss) from operations ........        (1,086,378)        (2,694,599)
                                           -------------      -------------
Investment income (loss) .............           189,572          5,738,317
                                           -------------      -------------
Other (income) expense
    Interest expense .................         1,925,594          4,387,385
    Interest income ..................            (4,273)          (908,121)
    Other ............................              (500)          (225,238)
                                           -------------      -------------
Total other (income) expense .........         1,920,821          3,254,026
                                           -------------      -------------
Income (loss) before minority
    interest and income taxes ........        (2,817,627)          (210,308)
Minority interest ....................              --           (1,021,138)
                                           -------------      -------------
Income (loss) before taxes ...........        (2,817,627)        (1,231,446)
Income tax benefit (provision) .......         1,130,116          1,320,802
                                           -------------      -------------
Net income (loss) ....................     $  (1,687,511)     $      89,356
                                           =============      =============

Net income (loss) per share, basic ...     $       (0.15)     $        0.01
                                           =============      =============
Net income (loss) per share, diluted .     $       (0.15)     $        0.01
                                           =============      =============


EBITDA Calculation: (1)
    Net income (loss) ..............       $  (1,687,511)     $      89,356
    Interest expense, net ..........           1,921,321          3,384,671
    Income tax provision (benefit) .          (1,130,116)            33,613
    Depreciation and amortization ..                --            3,711,783
                                           -------------      -------------
EBITDA .............................       $    (896,306)     $   7,219,423
                                           =============      =============


(1) EBITDA represents earnings before interest, income taxes, depreciation and amortization. Amounts are calculated based on the Company's ownership percentage of the EBITDA components. Management believes that EBITDA can be a meaningful measure of the Company's operating performance, cash generation and ability to service debt. However, EBITDA should not be considered as an alternative to either: (i) net income (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity. There can be no assurance that the Company's calculation of EBITDA is comparable to similarly titled items reported by other companies.

                          SEGMENT FINANCIAL INFORMATION


The following is a summary of Crescent Operating's financial information reported by segment as of and for the nine months ended September 30, 1998:

                                                                                 EQUIPMENT
                                                                LAND               SALES                             REFRIGERATED
                                          HOSPITALITY        DEVELOPMENT        AND LEASING        HEALTHCARE         WAREHOUSING
                                         -------------      -------------      -------------      -------------      -------------
Revenues .............................   $ 169,549,863      $  93,462,554      $  52,999,744      $        --        $        --

Operating expenses ...................     161,886,284         97,398,867         49,823,696               --               63,148
                                         -------------      -------------      -------------      -------------      -------------
Income (loss) from operations ........       7,663,579         (3,936,313)         3,176,048               --              (63,148)
                                         -------------      -------------      -------------      -------------      -------------
Investment income (loss) .............          35,562         15,188,230               --           (5,390,000)          (538,800)
                                         -------------      -------------      -------------      -------------      -------------
Other (income) expense
     Interest expense ................         304,636          4,669,306          1,844,368               --                 --
     Interest income .................        (321,695)        (2,722,248)           (71,152)              --                 --
     Other ...........................            --                 --             (185,955)              --                 --
                                         -------------      -------------      -------------      -------------      -------------
Total other (income) expense .........         (17,059)         1,947,058          1,587,261               --                 --
                                         -------------      -------------      -------------      -------------      -------------
Income (loss) before minority
     interest and income taxes .......       7,716,200          9,304,859          1,588,787         (5,390,000)          (601,948)
Minority interest ....................             460         (5,483,817)              --                 --              571,851
Income (loss) before taxes ...........       7,716,660          3,821,042          1,588,787         (5,390,000)           (30,097)
Income tax benefit (provision) .......      (3,086,480)        (2,937,481)          (629,563)         2,156,000               --
                                         -------------      -------------      -------------      -------------      -------------
Net income (loss) ....................   $   4,630,180      $     883,561      $     959,224      $  (3,234,000)     $     (30,097)
                                         =============      =============      =============      =============      =============

Net income (loss) per share, basic ...   $        0.41      $        0.08      $        0.08      $       (0.28)     $       (0.00)
                                         =============      =============      =============      =============      =============
Net income (loss) per share, diluted .   $        0.38      $        0.07      $        0.08      $       (0.27)     $        0.01
                                         =============      =============      =============      =============      =============
EBITDA Calculation:(1)
     Net income (loss) ...............   $   4,630,180      $     883,561      $     959,224      $  (3,234,000)     $     (30,097)
     Interest expense, net ...........         158,817            143,720          1,773,216            431,000            687,440
     Income tax provision (benefit) ..       3,086,464            598,228            629,563         (2,156,000)           (22,200)
     Depreciation and amortization ...         625,261            475,009          5,368,744            475,500          1,036,040
                                         -------------      -------------      -------------      -------------      -------------
EBITDA ...............................   $   8,500,722      $   2,100,518      $   8,730,747      $  (4,483,500)     $   1,671,183
                                         =============      =============      =============      =============      =============

                                                OTHER               TOTAL
                                             -------------      -------------
Revenues .............................       $        --        $ 316,012,161

Operating expenses ...................           2,188,200        311,360,195
                                             -------------      -------------
Income (loss) from operations ........          (2,188,200)         4,651,966
                                             -------------      -------------
Investment income (loss) .............           3,093,349         12,388,341
                                             -------------      -------------
Other (income) expense
     Interest expense ................           4,820,498         11,638,808
     Interest income .................              (8,897)        (3,123,992)
     Other ...........................              (1,800)          (187,755)
                                             -------------      -------------
Total other (income) expense .........           4,809,801          8,327,061
                                             -------------      -------------
Income (loss) before minority
     interest and income taxes .......          (3,904,652)         8,713,246
Minority interest ....................                --           (4,911,506)
                                             -------------      -------------
Income (loss) before taxes ...........          (3,904,652)         3,801,740
Income tax benefit (provision) .......           1,549,024         (2,948,500)
                                             -------------      -------------
Net income (loss) ....................       $  (2,355,628)     $     853,240
                                             =============      =============

Net income (loss) per share, basic ...       $       (0.21)     $        0.08
                                             =============      =============
Net income (loss) per share, diluted .       $       (0.20)     $        0.07
                                             =============      =============

EBITDA Calculation:(1)
     Net income (loss) ...............       $  (2,355,628)     $     853,240
     Interest expense, net ...........           4,811,601          8,005,794
     Income tax provision (benefit) ..          (1,549,024)           587,031
     Depreciation and amortization ...                --            7,980,554
                                             -------------      -------------
EBITDA ...............................       $     906,949      $  17,426,619
                                             =============      =============

(1) EBITDA represents earnings before interest, income taxes, depreciation and amortization. Amounts are calculated based on the Company's ownership percentage of the EBITDA components. Management believes that EBITDA can be a meaningful measure of the Company's operating performance, cash generation and ability to service debt. However, EBITDA should not be considered as an alternative to either: (i) net income (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity. There can be no assurance that the Company's calculation of EBITDA is comparable to similarly titled items reported by other companies.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

On May 9, 1997, the Company acquired the Carter-Crowley Asset Group. The Company's financial statements have been prepared on the basis that the "Predecessor" consists of the Carter-Crowley Asset Group. As the Company did not have any activities until May 9, 1997, the comparative data relating to the nine months ended September 30, 1997 is only with regard to the Predecessor from January 1, 1997 to May 8, 1997 and the Company from May 9, 1997 to September 30, 1997.

REVENUES

Equipment sales and leasing revenues increased approximately $30.2 million to $33.5 million for the three months ended September 30, 1998, compared to $3.2 million for the three months ended September 30, 1997. Revenues increased approximately $43.4 million to $53.0 million for the nine months ended September 30, 1998, compared to $9.6 million for the nine months ended September 30, 1997. Approximately $28.8 million and $40.0 million of this increase, for the three and nine months, respectively, relates to the Company's purchases of Preco Machinery Sales, Inc. ("Preco"), which was effective as of December 1, 1997, Central Texas which was effective as of April 30, 1998, Machinery, Inc. which was effective as of June 8, 1998, Western Traction Company which was effective as of July 1, 1998 and Harvey Equipment Center, Inc., which was effective as of July 31, 1998. The remaining increase in revenues relates to same store growth at locations owned by the Company prior to the acquisitions. Same store revenues increased $3.5 million to $13.0 million for the nine months ended September 30, 1998. Same store revenues increased $1.4 million to $4.6 million for the three months ended September 30, 1998.

Hospitality revenues represent revenues from RoseStar and COI Hotel. Hospitality revenues increased approximately $30.0 million to $58.2 million for the three months ended September 30, 1998 compared to $28.1 million for the three months ended September 30, 1997. Revenues increased approximately $141.4 million to $169.5 million for the nine months ended September 30, 1998, compared to $28.1 million for the nine months ended September 30, 1997. The increase over prior periods is largely due to the fact that the Company was not involved in the Hospitality segment prior to July 31, 1997.

Land development revenues represent revenues from Desert Mountain prior to the elimination of the 95% minority interest. As the Company was not involved in Desert Mountain prior to September 29, 1997 land development revenues of $20.2 million and $93.5 million for the three and nine months ended September 30, 1998, respectively, represent a 100% increase over the three and nine months ended September 30, 1997.

OPERATING EXPENSES

Equipment sales and leasing expenses increased $28.4 million to $31.4 million for the three months ended September 30, 1998, compared to $3.0 million for the three months ended September 30, 1997. Equipment sales and leasing expenses increased $40.9 million to $49.8 million for the nine months ended September 30, 1998, compared to $8.9 million for the nine months ended September 30, 1997. Approximately $27.3 million and $38.1 million of this increase, for the three and nine months, respectively, relates to the Company's acquisitions. The remaining increase in operating expenses relates to the additional costs incurred as a result of the increase in equipment sales and lease revenue.

Hospitality direct expenses, which represent costs incurred by the full-service hotels, as well as destination, health and fitness resorts and Hospitality properties rent paid to Crescent Equities. Hospitality expenses increased $29.1 million to $57.0 million for the three months ended September 30, 1998, compared to $27.8 million for the three months ended September 30, 1997. Hospitality expenses increased approximately $134.1 million to $161.9 million for the nine months ended September 30, 1998 compared to $27.8 million for the nine months ended September 30, 1997. Increases of Hospitality expenses over the comparable prior period amounts is due to the fact that Crescent Operating was not involved in the Hospitality segment until July 31, 1997.

Land development direct expenses represent operating costs incurred by Desert Mountain prior to the elimination of the 95% minority interest. As the Company had not invested in Desert Mountain prior to September 29, 1997, land development expenses of $25.1 million and $97.4 million for the three months and nine months ended September 30, 1998, respectively, represent a 100% increase over the three months and nine months ended September 30, 1997.

General and administrative expenses of $1.1 million and $2.3 million for the three months and nine months ended September 30, 1998, respectively, consisted of corporate expenses such as legal and accounting costs, insurance costs, corporate salaries and general overhead costs. The increase in general and administrative expenses of $.6 million and $1.8 million over the three and nine months ended September 30, 1997, respectively, is due to additional costs incurred as a result of the large growth of the Company since the prior year.

INVESTMENT INCOME (LOSS)

Investment income of $5.7 million for the three months ended September 30, 1998 consisted of investment income from Hicks-Muse of $.2 million, equity in income of Landevco of $4.0 million, equity in income of TWOC of $.5 million and equity in income of the Refrigerated Warehousing segment of $1.0 million. The investment loss for the three months ended September 30, 1997 of $6.9 million represents the Company's share of losses from CBHS for that period.

Investment income of $12.4 million for the nine months ended September 30, 1998 consisted of investment income from Hicks-Muse of $3.1 million, equity in income of Landevco of $14.0 million and equity in income of TWOC of $1.2 million, offset by equity in losses of CBHS of $5.4 million and equity in losses of the Refrigerated Warehousing segment of $.5 million. The investment loss for the nine months ended September 30, 1997 of $7.3 million represents the Company's share of losses from CBHS for that period.

OTHER (INCOME) EXPENSE

Interest expense increased $3.2 million and $10.2 million to $4.4 million and $11.6 million, for the three and nine months ended September 30, 1998, compared to $1.2 million and $1.5 million for the three and nine months ended September 30, 1997, respectively. The increase over prior periods is due to an increase in debt levels due to various acquisitions late in 1997 and in 1998.

Interest income increased $.6 million and $2.8 million to $.9 million and $3.1 million for the three and nine months ended September 30, 1998, compared to $.3 million for each of the three and nine months ended September 30, 1997. The increase over prior periods is due primarily to additional interest income from lot sale notes receivables at Desert Mountain which was not acquired until September 1997.

MINORITY INTERESTS

Minority interests of approximately $1.0 million for the three months ended September 30, 1998 consisted primarily of the 95% minority interest in the Refrigerated Warehousing segment. Minority Interests of approximately $4.9 million for the nine months ended September 30, 1998, consisted primarily of the 95% minority interest in Desert Mountain and the Woodlands Land Company. These amounts represent a 100% increase over the three and nine months ended September 30, 1997 due to acquisitions in the Refrigerated Warehousing, Land Development and Hospitality segments in October 1997, September 1997 and July 1997, respectively.

INCOME TAX (PROVISION) BENEFIT

Income tax benefit of approximately $1.3 million for the three months ended September 30, 1998, consisted of a $1.1 million benefit at the corporate level and a $1.2 million benefit for the Land Development segment, offset by a $.5 million provision for the Hospitality segment and a $.5 million provision for the Equipment Sales and Leasing segment. Income tax provision of approximately $2.9 million for the nine months ended September 30, 1998, consisted of a $3.1 million provision for the Hospitality segment, a $2.9 million provision for the Land Development segment, a $.6 million provision for the Equipment Sales and Leasing segment, offset by a $2.2 million benefit for the Healthcare segment and a $1.5 million benefit at the corporate level. These amounts represent a 100% increase over the amounts for the three and nine month periods ended September 30, 1997. The Company generally provides for taxes using an assumed 40% effective rate on the Company's share of income or loss. The effective rate presented in the statement of operations is skewed due to the minority interest of the Company's Assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities for the nine months ended September 30, 1998 were $9.2 million compared with the net cash provided by operating activities of $2 million for the nine months ended September 30, 1997. Increases in cash related to the $9.2 million of cash provided by operating activities for the nine months ended September 30, 1998 were current year income of $.9 million, $14.3 million of depreciation and amortization, $14.3 million of deferred revenue and $4.9 million of minority interests. Offsetting cash increases were outflows related to cash used as a result of an increase in accounts receivable and inventories of $6.3 million, a decrease in accounts payable and accrued expenses of $2.9 million, investment income of $12.4 million, provision for deferred income taxes of $2.5 million and net purchases of real estate of $1.8 million.

Net cash flows used in investing activities for the nine months ended September 30, 1998 were $120.8 million compared with the net cash used in investing activities of $23.2 million for the nine months ended September 30, 1997. Significant components of the $120.8 million of cash used in investing activities for the nine months ended September 30, 1998 were cash used for the acquisition of business interests of $139.1 million and purchases of property and equipment of $26.3 million, offset by cash received from the collection and sale of notes receivable of $25.9 million, cash received from Hicks-Muse of $6.0 million and dividends received of $9.6 million.

Net cash flows provided by financing activities for the nine months ended September 30, 1998 were $107.3 million compared with the net cash provided by financing activities of $39.0 million for the nine months ended September 30, 1997. Significant components of the $107.3 million of cash provided by financing activities for the nine months ended September 30, 1998 were cash used for the payments of long-term debt of $78.2 million, offset by net contributions by minority interests of $112.9 million and cash received of $72.6 million from the issuance of long term debt.

In connection with the formation and capitalization of Crescent Operating in the second quarter of 1997, Crescent Operating received approximately $14.1 million in cash from Crescent Partnership and Crescent Partnership loaned Crescent Operating approximately $35.9 million pursuant to a five-year term loan, maturing on May 8, 2002, of which approximately $25.8 million was outstanding as of September 30, 1998. The loan is a recourse loan that is collateralized, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets which the Company now owns or may acquire in the future. The loan bears interest at the rate of 12% per annum, compounded quarterly, with required quarterly principal and interest payments limited by quarterly cash flow of the Company as defined in the applicable credit agreement. The Company also obtained a $20.4 million line of credit from Crescent Partnership in connection with its formation and capitalization. Effective August 11, 1998, Crescent Operating increased the line of credit by $10 million to $30.4 million. Its maturity date and interest rate terms remained unchanged. Advances under the line of credit bear interest at the same rate as the term loan. The line of credit is payable on an interest-only basis during its term, which expires on the later of (i) May 21, 2002 or (ii) five years after the last draw under the line of credit (in no event shall the maturity date be later than June 2007). Draws may be made under the line of credit until June 22, 2002. The line of credit is a recourse obligation and amounts outstanding thereunder are collateralized, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets which the Company now owns or may acquire in the future. As of September 30, 1998, $25.8 million and $24.8 million was outstanding under the term note and the line of credit, respectively.

In August 1997, the Company obtained a $15.0 million short-term unsecured bank line of credit from NationsBank. The line of credit is due in August 1999 and bears interest at LIBOR plus 1%. The $15.0 million available under the line of credit from NationsBank was fully drawn as of September 30, 1998.

As a part of the acquisition of a two-thirds interest in HCAC and a related $5.0 million note, the Company borrowed $1.8 million in the form of two notes (one for $1.0 million and the other for $.8 million) from Crescent Partnership at an interest rate of 8.5% per annum. The $1.0 million note, which was collateralized by the $5.0 million note the

Company purchased as part of the transaction, was payable on an interest-only basis through its maturity on September 21, 1998 and was paid in full upon maturity. The $.8 million note is collateralized by the two-thirds interest in HCAC and matures September 22, 2002. Monthly principal and interest payments on the $.8 million loan commenced in November 1997. As of September 30, 1998, there was $.7 million outstanding on the $.8 million note.

The Company funded its contribution to COPI Colorado using the proceeds from a $9 million term loan from Crescent Equities. The loan bears interest at 12% per annum, with interest payable quarterly and the full original principal amount of $9.0 million, together with any accrued but unpaid interest, payable in May 2002. The Company's interest in COPI Colorado secures the loan, which is cross-collateralized and cross-defaulted with the Company's other borrowings from Crescent Equities.

Desert Mountain Properties also has a credit agreement with Crescent Partnership pursuant to which Crescent Partnership has advanced funds to Desert Mountain Properties through a "Junior Note", a "Senior Note" and a "Lot Sales Note". The Junior Note evidences a $60.0 million advance from Crescent Partnership to Desert Mountain Properties and accrues interest at 14% per annum. The Senior Note evidences a $110.0 million advance from Crescent Partnership to Desert Mountain Properties and accrues interest at 10% per annum. The principal and interest on both the Junior Note and the Senior Note are payable in quarterly installments, based on proceeds from the operations of Desert Mountain Properties. The Lot Sales Note bore interest at an annual rate equal to the prime rate plus 1%, and was payable in monthly installments based on the previous month's proceeds obtained by Desert Mountain Properties from other land note receivables. During the first quarter of 1998, Desert Mountain Properties sold approximately $19.7 million of notes receivable on a non-recourse basis to the National Bank of Arizona. The proceeds of such sale were used to pay off the Lot Sales Note. As of September 30, 1998, the outstanding balances on the Junior Note, Senior Note, and Lot Sales Note were $60.0 million, $81.5 million and $0 million, respectively.

Desert Mountain Properties entered into a $35 million credit facility with National Bank of Arizona in May 1998. The facility is comprised of (i) a $25 million line of credit available for vertical financing related to new home construction and bears an annual interest at the prime rate and (ii) a $10 million line of credit available for borrowings against certain notes receivable issued by Desert Mountain Properties and bears an annual interest rate of prime plus 1%. The credit facility is due in May 1999 with interest payable monthly, collateralized by land owned by Desert Mountain Properties, deeds of trust on lots sold and home construction. As of September 30, 1998, the outstanding balance on the line of credit with National Bank of Arizona was $10.7 million.

Crescent Machinery has various equipment notes payable under credit facilities to finance companies which are collateralized by the equipment financed. The notes are payable in monthly principal and interest payments and bear interest at 6% to 10.9% per annum. These notes mature between 1998 and 2003. As of September 30, 1998, the outstanding balance on these equipment notes was $65.2 million, with available credit under the credit facilities of $43.7 million.

CDMC has a line of credit with Crescent Partnership that was increased from $28.2 million to $40.2 million effective May 8, 1998. The line of credit is due August 31, 2004, and bears interest at 11.5% per annum. Principal and interest payments are due as distributions are received, as defined by the agreement. The line of credit is collateralized by CDMC's interests in the East West Resort Development partnerships, East West Resorts, LLC and CDMC's other property. As of September 30, 1998, $32.3 million was outstanding under the line of credit. CDMC also has a term loan with Crescent Partnership for $22.9 million, bearing interest at 12% per annum, compounded annually. Principal and interest payments are due as distributions are received, as defined by the agreement. The note is due January 1, 2003. As of September 30, 1998, $13.6 million was outstanding on the $22.9 million term note. CDMC has a second term loan with Crescent Partnership for $3.1 million maturing June 2005. The note bears interest at 12%, with interest payable quarterly and principal payable annually in accordance with an increasing schedule. The note is collateralized by CDMC's interests in East West Resorts, LLC, the East West Development partnerships and CDMC's other property. As of September 30, 1998, $2.9 million was outstanding on the $3.1 million term note.

CDMC has various construction loans for East West projects which are collateralized by deeds of trust, security agreements and a first lien on the assets conveyed. The notes are payable in monthly principal and interest payments and bear interest at 6% to 9% per annum. The notes mature between 1998 and 2003. As of September 30, 1998, the outstanding balance on these construction notes was $25.4 million in the aggregate.

The Company believes that equity and debt financing alternatives currently available to the Company include public or private issuances of equity to existing holders, issuances of equity in connection acquisitions of additional assets and obtaining additional secured debt from Crescent Partnership, or in connection with a refinancing of existing secured debt, from other lenders.

YEAR 2000 ISSUES

The Year 2000 issue has arisen because many computer systems use only the last two digits, rather than four digits, to refer to any given year. In the absence of corrective measures, computer systems that use date sensitive software may interpret a date whose last two digits are "00" as the year 1900, rather than the year 2000. Upon the arrival of the Year 2000, those computer systems that are coded with only two digits may fail or cause miscalculations, potentially causing costly interruptions to business operations. "Year 2000 compliance" means the ability of hardware and software to interpret and manipulate correctly date sensitive information up to and beyond the Year 2000. In addition, the Year 2000 issue relates to whether non-information technology systems that depend on embedded computer technology will recognize the Year 2000. Non-information technology systems that do not properly recognize such information could generate erroneous information or fail.

In order to assess its Year 2000 compliance, the Company is currently reviewing its information technology systems (such as accounting systems and network operating systems) and non-information technology systems (such as microcontrollers). The Company has requested information from the entities comprising each of its segments regarding the systems used by those entities to determine whether such systems are Year 2000 compliant. The assessment phase is approximately 60% complete; and the Company anticipates that the assessment phase will be completed by January 1999.

Upon completion of the assessment phase, the Company will implement a modification phase. The modification phase will be followed by a testing phase. Based on responses received from the entities as of September 30, 1998, the Company's management believes that computer system modifications will be minimal and that any required modifications to its mission critical systems will be completed by the third quarter of 1999.

Management believes that the most significant risk associated with Year 2000 compliance issues relates to any inability of the Company's principal vendors and suppliers to become Year 2000 compliant in a timely manner. For example, if the computer systems used by the Company's principal equipment vendors or hotel suppliers were to fail as a result of a failure to achieve Year 2000 compliance, the Company may experience inventory shortages. Consequently, the Company could experience business interruptions which potentially could have a material adverse effect on the Company's operating results and financial position. The Company is requesting from its principal vendors and suppliers information regarding their Year 2000 issues and their plans to assure timely Year 2000 compliance. The Company is currently working with its vendors, suppliers and other third-party contractors to assure that the Company will not be subjected to substantial business interruptions as a result of Year 2000 issues. There can be no assurance; however, that vendors, suppliers and other third parties will achieve Year 2000 compliance in a timely manner or that any non-compliance on the part of such persons will not have an adverse effect on the Company's operations. The Company will develop a contingency plan in the event it determines that the risks of business interruption are material.

As of September 30, 1998, the majority of the work performed has been performed by the Company without significant additional costs to the Company. The assessment of information technology and non-information technology systems has not been completed and therefore a total cost to specifically remediate both information technology and non-information technology systems cannot be fully quantified; however, the Company estimates the total cost to repair and replace systems that are not Year 2000 compliant to be immaterial to the Company. All such costs will be expensed as incurred.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On November 5, 1998, Magellan notified Crescent Operating that Magellan believes Crescent Operating (i) owes $2.3 million for the reimbursement of expenses incurred in connection with attempts to obtain financing for CBHS's payment obligations under the Purchase Agreement, (ii) owes Magellan a $5 million termination fee and (iii) may have failed to use "commercially reasonable efforts" to secure financing for the transactions contemplated by the Purchase Agreement. Crescent Operating disputes these claims. Magellan has exercised its right under the Support Agreement to require that these matters be submitted to arbitration if Magellan and Crescent Operating cannot reach agreement on these issues. Because conditions to the Company's obligations under the Equity Purchase Agreement and the Support Agreement was subject to prior satisfaction of certain conditions that have not been met, the Company believes it is under no obligation to reimburse CBHS for expenses incurred in connection with attempts to obtain financing for CBHS's payment obligations under the Purchase Agreement, or to pay the $5 million termination fee to Magellan. Crescent Operating management intends to contest Magellan's claims vigorously.


ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

(a) In September 1998, the Board of Directors of Crescent Operating amended the Preferred Share Purchase Rights Plan to allow Gotham Partners, Ltd. and its affiliates to acquire up to 15% of the outstanding common stock without triggering the Rights Plan.

(b)      Not Applicable

(c)      Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION


                     STOCKHOLDER PROPOSALS AT THE COMPANY'S
                ANNUAL MEETING OF STOCKHOLDERS TO BE HELD IN 1999

Under the rules of the Commission, stockholders who intend to submit proposals for consideration at the Company's annual meeting of stockholders to be held in 1999 must submit such proposals to the Company no later than January 8, 1999, in order to be considered for inclusion in the proxy statement and form of proxy to be distributed by the Board of Directors in connection with that meeting. Stockholder proposals should be submitted to Jeffrey L. Stevens, Secretary, Crescent Operating, Inc., 306 West 7th Street, Suite 1025, Fort Worth, Texas 76102.

Under the Company's Amended and Restated Bylaws (the "Bylaws"), a stockholder must follow certain other procedures to nominate persons for election as directors or to propose other business to be considered at an annual meeting of stockholders. These procedures provide that stockholders desiring to make nominations for directors and/or to bring a proper subject before a meeting must do so by notice timely received by the Secretary of the Company. The Secretary of the Company generally must receive notice of any such proposal no earlier than March 10, 1999, and no later than March 30, 1999, in the case of proposals for the annual meeting of stockholders to be held in 1999 (other than proposals intended to be included in the proxy statement and form of proxy, which, as noted above, must be received by January 8, 1999). Generally, such stockholder notice must set forth (a) as to each nominee for director, all information relating to such nominee that is required to be disclosed in solicitations or proxies for election of directors under the proxy rules of the Commission; (b) as to any other business, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such stockholder; and (c) as to the stockholder, (i) the name and address of such stockholder, (ii) the number of shares of common stock which are owned beneficially and of record by such stockholder, and (iii) the date(s) upon which the stockholder acquired ownership of such shares. The chairman of the annual meeting shall have the power to declare that any proposal not meeting these and any other applicable requirements imposed by the Bylaws shall be disregarded. A copy of the Bylaws may be obtained without charge on written request to Jeffrey L. Stevens, Secretary, Crescent Operating, Inc., 306 West 7th Street, Suite 1025, Fort Worth, Texas 76102.

In addition, the form of proxy solicited by the Board of Directors in connection with Crescent Operating's annual meeting of stockholders to be held in 1999 will confer discretionary authority to vote on any matter, unless the Secretary of Crescent Operating receives notice of any such matter no earlier than March 10, 1998, and no later than March 30, 1999. Such notice should be submitted to Jeffrey L. Stevens, Secretary, Crescent Operating, Inc., 306 West 7th Street, Suite 1025, Fort Worth, Texas 76102.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

         Exhibit Number         Description of Exhibits
         --------------    -----------------------------------------------------

          3.1*             First Amended and Restated Certificate of
                           Incorporation

          3.2*             First Amended and Restated Bylaws

          3.3*****         Amendment of Article V of First Amended and Restated
                           Bylaws

          3.4 Repeal of Amendment of Article V of First Amended and Restated Bylaws

          4.1*             Specimen stock certificate

          4.2*             Preferred Share Purchase Rights Plan

          4.3 First Amendment to Preferred Share Purchase Rights Agreement dated as of September 25, 1998, between Crescent Operating, Inc. and Bank Boston, N.A., as Rights Agent

          10.1*            Amended Stock Incentive Plan

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

          10.36****        Buy-Out Agreement dated April 24, 1998, between
                           Crescent Operating, Inc. and Crescent Real Estate
                           Equities Limited Partnership

          10.37*****       Stock Acquisition Agreement and Plan of Merger dated
                           June 4, 1998, among Machinery, Inc., Oklahoma
                           Machinery, Inc., Crescent Machinery Company, Crescent
                           Operating, Inc. and certain individual Machinery shareholders

          10.38*****       Master Revolving Line of Credit Loan Agreement
                           (Borrowing Base and Warehouse) dated May 14, 1998, between Desert Mountain Properties Limited
                           Partnership and National Bank of Arizona

          10.39*****       1997 Management Stock Incentive Plan


          10.40 Credit and Security Agreement, dated as of September 21, 1998, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc., together with related Note

          10.41 First Amendment to Amended and Restated Pledge Agreement, dated as of September 21, 1998, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc.

          10.42 First Amendment to Line of Credit Credit and Security Agreement, dated as of August 11, 1998, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc., together with related Note

          10.43 First Amendment to Amended and Restated Credit and Security Agreement, dated as of August 11, 1998, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc.

          10.44 Second Amendment to Amended and Restated Credit and Security Agreement, dated as of September 21, 1998, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc.

          10.45 Second Amendment to Line of Credit Credit and Security Agreement, dated as of September 21, 1998, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc.

          10.46            Agreement of Limited Partnership of COPI Colorado, L.
                           P. (filed as Exhibit 10.1 to that Schedule 13D Statement dated September 28, 1998, filed by COPI Colorado, L. P., Crescent Operating, Inc., Gerald W. Haddock, John C. Goff and Harry H. Frampton, III, and incorporated herein by reference)

          10.47 Contribution Agreement effective as of September 11, 1998, by and among Crescent Operating, Inc., Gerald
                           W. Haddock, John C. Goff and Harry H. Frampton, III (filed as Exhibit 10.2 to that Schedule 13D Statement dated September 28, 1998, filed by COPI Colorado, L. P., Crescent Operating, Inc., Gerald W. Haddock, John
                           C. Goff and Harry H. Frampton, III, and incorporated herein by reference)

          10.48 Agreement Regarding Schedules and Other Matters made as of September 11, 1998, by and among Crescent Operating, Inc., Gerald W. Haddock, John C. Goff and Harry H. Frampton, III (filed as Exhibit 10.3 to that
                           Schedule 13D Statement dated September 28, 1998, filed by COPI Colorado, L. P., Crescent Operating, Inc., Gerald W. Haddock, John C. Goff and Harry H. Frampton, III, and incorporated herein by reference)

          10.49 Stock Purchase Agreement dated as of August 7, 1998 by and among Western Traction Company, The Carlston Family Trust, Ronald D. Carlston and Crescent Operating, Inc.

          10.50 Stock Purchase Agreement dated as of July 31, 1998 by and among Harvey Equipment Center, Inc., L and H Leasing Company, William J. Harvey, Roy E. Harvey, Jr., Betty J. Harvey and Crescent Operating, Inc.

          10.51 Credit Agreement dated as of July 28, 1998, between Crescent Real Estate Equities Limited Partnership and CRL Investments, Inc, together with the related Note.

          10.52 Security Agreement dated as of July 28, 1998, between Crescent Real Estate Equities Limited Partnership and CRL Investments, Inc.

          10.53 First Amendment to Credit Agreement effective as of August 27, 1998, among Crescent Operating, Inc., NationsBank, N. A., and the Support Parties identified therein.

          10.54 Lease Agreement dated as of October 13, 1998, between Crescent Real Estate Equities Limited Partnership and Wine Country Golf Club, Inc., relating to Sonoma Golf Club

          27               Financial Data Schedule

          * Incorporated by Reference to the Company's registration statement on Form S-1 dated July 12, 1997

          ** Incorporated by Reference to the Company's September 30, 1997 Form 10-Q

          *** Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997

          ****             Incorporated by Reference to the Company's March 31,
                           1998 Form 10-Q

          *****            Incorporated by Reference to the Company's June 30,
                           1998 Form 10-Q

        (b)        Reports on Form 8-K

        Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 16th day of November, 1998.

                        CRESCENT OPERATING, INC.
                        (Registrant)


                            By        /s/ Gerald W. Haddock
                               ------------------------------------------------
                                   Gerald W. Haddock, President and Chief
                                   Executive Officer and Director (Principal
                                   Executive Officer)


                            By        /s/ Richard P. Knight
                               ------------------------------------------------
                                   Richard P. Knight, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

         Exhibit Number         Description of Exhibits
         --------------    -----------------------------------------------------
          3.1*             First Amended and Restated Certificate of
                           Incorporation

          3.2*             First Amended and Restated Bylaws

          3.3*****         Amendment of Article V of First Amended and Restated
                           Bylaws

          3.4 Repeal of Amendment of Article V of First Amended and Restated Bylaws

          4.1*             Specimen stock certificate

          4.2*             Preferred Share Purchase Rights Plan

          4.3              First Amendment to Preferred Share Purchase Rights
                           Agreement dated as of September 25, 1998, between Crescent Operating, Inc. and Bank Boston, N.A., as
                           Rights Agent

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

          10.15** Agreement for Financial Services dated July 1, 1997, between Crescent Real Estate Equities Company and
                           Petroleum Financial, Inc.

         Exhibit Number         Description of Exhibits
         --------------    -----------------------------------------------------
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

         Exhibit Number         Description of Exhibits
         --------------    -----------------------------------------------------

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

          10.36****        Buy-Out Agreement dated April 24, 1998, between
                           Crescent Operating, Inc. and Crescent Real Estate
                           Equities Limited Partnership

          10.37*****       Stock Acquisition Agreement and Plan of Merger dated
                           June 4, 1998, among Machinery, Inc., Oklahoma
                           Machinery, Inc., Crescent Machinery Company, Crescent
                           Operating, Inc. and certain individual Machinery
                           shareholders

          10.38*****       Master Revolving Line of Credit Loan Agreement
                           (Borrowing Base and Warehouse) dated May 14, 1998,
                           between Desert Mountain Properties Limited
                           Partnership and National Bank of Arizona

          10.39*****       1997 Management Stock Incentive Plan

          10.40            Credit and Security Agreement, dated as of September
                           21, 1998, between Crescent Real Estate Equities
                           Limited Partnership and Crescent Operating, Inc., together with related Note

          10.41            First Amendment to Amended and Restated Pledge
                           Agreement, dated as of September 21, 1998, between Crescent Real Estate Equities Limited Partnership and
                           Crescent Operating, Inc.

          10.42            First Amendment to Line of Credit Credit and Security
                           Agreement, dated as of August 11, 1998, between Crescent Real Estate Equities Limited Partnership and
                           Crescent Operating, Inc., together with related Note

          10.43            First Amendment to Amended and Restated Credit and
                           Security Agreement, dated as of August 11, 1998, between Crescent Real Estate Equities Limited
                           Partnership and Crescent Operating, Inc.

          10.44            Second Amendment to Amended and Restated Credit and
                           Security Agreement, dated as of September 21, 1998, between Crescent Real Estate Equities Limited
                           Partnership and Crescent Operating, Inc.

          10.45            Second Amendment to Line of Credit Credit and
                           Security Agreement, dated as of September 21, 1998, between Crescent Real Estate Equities Limited
                           Partnership and Crescent Operating, Inc.

          10.46            Agreement of Limited Partnership of COPI Colorado, L.
                           P. (filed as Exhibit 10.1 to that Schedule 13D
                           Statement dated September 28, 1998, filed by COPI
                           Colorado, L. P., Crescent Operating, Inc., Gerald W.
                           Haddock, John C. Goff and Harry H. Frampton, III, and incorporated herein by reference)

          10.47            Contribution Agreement effective as of September 11,
                           1998, by and among Crescent Operating, Inc., Gerald
                           W. Haddock, John C. Goff and Harry H. Frampton, III
                           (filed as Exhibit 10.2 to that Schedule 13D Statement dated September 28, 1998, filed by COPI Colorado, L.
                           P., Crescent Operating, Inc., Gerald W. Haddock, John
                           C. Goff and Harry H. Frampton, III, and incorporated herein by reference)

          10.48 Agreement Regarding Schedules and Other Matters made as of September 11, 1998, by and among Crescent
                           Operating, Inc., Gerald W. Haddock, John C. Goff and
                           Harry H. Frampton, III (filed as Exhibit 10.3 to that
                           Schedule 13D Statement dated September 28, 1998, filed by COPI Colorado, L. P., Crescent Operating,
                           Inc., Gerald W. Haddock, John C. Goff and Harry H.
                           Frampton, III, and incorporated herein by reference)

          10.49 Stock Purchase Agreement dated as of August 7, 1998 by and among Western Traction Company, The Carlston
                           Family Trust, Ronald D. Carlston and Crescent
                           Operating, Inc.

          10.50 Stock Purchase Agreement dated as of July 31, 1998 by and among Harvey Equipment Center, Inc., L and H
                           Leasing Company, William J. Harvey, Roy E. Harvey,
                           Jr., Betty J. Harvey and Crescent Operating, Inc.

          10.51            Credit Agreement dated as of July 28, 1998, between
                           Crescent Real Estate Equities Limited Partnership and
                           CRL Investments, Inc., together with the related
                           Note.

          10.52 Security Agreement dated as of July 28, 1998, between Crescent Real Estate Equities Limited
                           Partnership and CRL Investments, Inc.

          10.53            First Amendment to Credit Agreement effective as of
                           August 27, 1998, among Crescent Operating, Inc.,
                           NationsBank, N. A., and the Support Parties identified therein.

          10.54            Lease Agreement dated as of October 13, 1998, between
                           Crescent Real Estate Equities Limited Partnership and
                           Wine Country Golf Club, Inc., relating to Sonoma Golf
                           Club

          27               Financial Data Schedule

          *                Incorporated by Reference to the Company's
                           registration statement on Form S-1 dated July 12,
                           1997

          **               Incorporated by Reference to the Company's September
                           30, 1997 Form 10-Q

          ***              Incorporated by Reference to the Company's Annual
                           Report on Form 10-K for the year ended December 31,
                           1997

          ****             Incorporated by Reference to the Company's March 31,
                           1998 Form 10-Q

          *****            Incorporated by Reference to the Company's June 30,
                           1998 Form 10-Q
