Form 10-K405
period 1998-12-31
CRESCENT OPERATING INC
filed 1999-03-31
CIK 1035426

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

         For the fiscal year ended December 31, 1998

                                       OR

[ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

                         Commission file number 0-22725

                            CRESCENT OPERATING, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                                  75-2701931
 -------------------------------------------     ------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

     306 West 7th Street, Suite 1025
           Fort Worth, Texas                                76102
--------------------------------------------     ------------------------------
  (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code (817) 339-2200

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of class)

                        Preferred Share Purchase Rights
                        --------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the 9,372,701 shares of $0.01 par value common stock held by non-affiliates of the registrant on March 30, 1999 was $37.5 million based upon the closing price of $4.00 on The Nasdaq Stock Market.

Number of shares of Common Stock outstanding as of March 30, 1999: 11,404,477

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission for registrant's 1998 Annual Meeting of Shareholders to be held in June 1999 are incorporated by reference into Part III of this Form 10-K.


                                                                                                   PAGE
                                                                                                   ----
                               TABLE OF CONTENTS


                                    PART I.
Item 1.    Business...............................................................................    3
Item 2.    Properties.............................................................................   24
Item 3.    Legal Proceedings......................................................................   25
Item 4.    Submission of Matters to a Vote of Security Holders....................................   25


                                    PART II.

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters..................   25
Item 6.    Selected Financial Data................................................................   27
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..............................................................   27
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.............................   35
Item 8     Financial Statements and Supplementary Data............................................   35
Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.................................................   36

                                   PART III.

Item 10.   Directors and Executive Officers of the Registrant.....................................   36
Item 11.   Executive Compensation.................................................................   36
Item 12.   Security Ownership of Certain Beneficial Owners and Management.........................   36
Item 13.   Certain Relationships and Related Transactions.........................................   36


                                    PART IV.

Item 14.   Exhibits, Financial Statements Schedules, and Reports on Form 8-K......................   36

This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: The Company's inability to generate cash flow sufficient to meet debt service payments and other operating expenses; the lack of continued availability of equity and debt financing that may be necessary for expansion or continued operations (including the inability to refinance so-called balloon payments of principal on existing debt) at rates and on terms that are satisfactory to the Company; the underperformance or non-performance of the Company's business operations and investments; the impact of changes in the industries in which the Company's businesses and investments operate or changes in the economic, demographic and other competitive conditions affecting such businesses and investments; the inability of the Company to identify or pursue suitable business or investment opportunities; and the impact of any changes in federal tax laws which would permit real estate investment trusts to perform certain services that are currently prohibited, such as services provided by the Company to tenants of real property owned by Crescent Real Estate Equities Company. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to update these forward-looking statements to reflect any future events or circumstances.

                                     PART I

ITEM 1.  BUSINESS

                                  THE COMPANY

Crescent Operating, Inc. ("Crescent Operating" or the "Company"), a Delaware corporation, was formed on April 1, 1997, by Crescent Real Estate Equities Company ("Crescent Equities" or "CEI") and its subsidiary Crescent Real Estate Equities Limited Partnership ("Crescent Partnership"). Effective June 12, 1997 Crescent Equities distributed shares of Crescent Operating common stock to shareholders of Crescent Equities and unit holders of Crescent Partnership and, on that date, Crescent Operating became a public company. Crescent Operating was formed to be the lessee and operator of certain assets owned or to be acquired by Crescent Partnership. The relationship between the Company and Crescent Partnership is governed by the "Intercompany Agreement" which provides the Company and Crescent Partnership with rights to participate in certain transactions. The Company also engages in other business enterprises not related to Crescent Equities or the Intercompany Agreement, such as the Equipment Sales and Leasing segment. Unless the context otherwise requires, the terms "Crescent Operating", "the Company", "Crescent Equities", "CEI" and "Crescent Partnership" include the subsidiaries of each and, in the case of "CEI" and "Crescent Equities", includes "Crescent Partnership".

The Company's operations began on May 9, 1997 with the purchase from Carter-Crowley Properties, Inc. ("Carter-Crowley") of 100% of the common stock of Moody-Day, Inc. ("Moody-Day"), an equipment sales, leasing and servicing company which subsequently changed its corporate name to Crescent Machinery Company ("Crescent Machinery"), and a limited partner interest in Hicks Muse Tate & Furst Equity Fund II, LP, a private venture capital fund ("Hicks-Muse", and together with Moody-Day, the "Carter-Crowley Asset Group"). This Annual Report on Form 10-K was prepared on the basis that the Carter-Crowley Asset Group is the Company's "Predecessor". As Crescent Operating did not have any activity prior to May 9, 1997, the data included relating to periods prior to May 9, 1997 is only with regard to the Predecessor.

Crescent Operating's assets and operations are comprised of five business segments: (i) Equipment Sales and Leasing, (ii) Hospitality, (iii) Refrigerated Warehousing, (iv) Land Development and (v) Healthcare. Within these segments, the Company, through various entities, owned the following (collectively referred to as the "Assets"):

o THE EQUIPMENT SALES AND LEASING SEGMENT consisted of a wholly-owned interest in Crescent Machinery Company, a construction equipment sales, leasing and service company with 16 locations in seven states.

o THE HOSPITALITY SEGMENT consisted of (i) the Company's lessee interests in the Denver Marriott City Center, the Hyatt Regency Beaver Creek, the Hyatt Regency Albuquerque, Canyon Ranch-Tucson, Canyon Ranch-Lenox, the Ventana Country Inn, the Sonoma Mission Inn and Spa, the Sonoma Golf Course, the Four Seasons Hotel in Houston, Texas and the Austin Omni, (ii) a two-thirds interest in the Houston Center Athletic Club Venture and (iii) a 5% economic interest in a company that participates in the future use of the "Canyon Ranch" name.

o THE REFRIGERATED WAREHOUSING SEGMENT consisted of an indirect 2% interest in each of four corporations (collectively referred to as "AmeriCold Logistics") that currently own or operate 101 refrigerated storage properties with an aggregate storage capacity of approximately 530.1 million cubic feet. This segment was significantly reorganized subsequent to December 31, 1998, see "Recent Developments".

o THE LAND DEVELOPMENT SEGMENT consisted of (i) a 4.65% economic interest in Desert Mountain, a master planned, luxury residential and recreational community in northern Scottsdale, Arizona, (ii) a 42.5% general partner interest in The Woodlands Operating Company, L.P., which provides management, advisory, landscaping and maintenance services to The Woodlands, Texas and is the lessee of The Woodlands Resort and Conference Center, (iii) a 2.125% economic interest in The Woodlands Land Development Company L.P., which owns approximately 9,000 acres for commercial and residential development as well as a realty office, an athletic center, and interests in both a title company and a mortgage company, (iv) a 50% economic interest in COPI Colorado, LP, a company that has a 10% economic interest in Crescent Management Development Corp., which invests in entities that develop or manage residential and resort properties (primarily in Colorado) and provides support services to such properties and (v) a 5% economic interest in an entity which owns a 6.19% interest in the construction and operation of a new multipurpose entertainment and sports center (the "Arena Project") in downtown Dallas, Texas and manages the operations of the existing arena as well as a 2.6% economic interest in Hillwood/1642, Ltd., an entity participating in the development of the land surrounding the Arena Project.

o THE HEALTHCARE SEGMENT consisted of a 50% member interest in Charter Behavioral Health Systems, LLC ("CBHS"), a limited liability company which operates approximately 90 behavioral healthcare facilities in 32 states.


                                                    EQUIPMENT
                                                      SALES                             REFRIGERATED           LAND
                                                   AND LEASING        HOSPITALITY        WAREHOUSING        DEVELOPMENT
                                                  -------------      -------------      -------------      -------------
Revenues ....................................     $      85,365      $     229,491      $        --        $     178,392

Operating expenses ..........................            79,011            222,832                 88            178,372
                                                  -------------      -------------      -------------      -------------
Income (loss) from operations ...............             6,354              6,659                (88)                20
                                                  -------------      -------------      -------------      -------------
Investment income (loss) ....................              --                  130              3,961             25,858
                                                  -------------      -------------      -------------      -------------
Other (income) expense
     Interest expense .......................             3,098                402               --                7,700
     Interest income ........................              (156)              (348)              --               (3,365)
     Other ..................................              (166)               (75)              --                  425
                                                  -------------      -------------      -------------      -------------
Total other (income) expense ................             2,776                (21)              --                4,760
                                                  -------------      -------------      -------------      -------------
Income (loss) before income
     taxes and minority interest ............             3,578              6,810              3,873             21,118
Income tax provision (benefit) ..............             1,539              2,724               --                7,465
                                                  -------------      -------------      -------------      -------------
Income (loss) before minority
     interests ..............................             2,039              4,086              3,873             13,653
Minority interests ..........................              --                    3             (3,679)           (12,664)
                                                  -------------      -------------      -------------      -------------
Net income (loss) ...........................     $       2,039      $       4,089      $         194      $         989
                                                  =============      =============      =============      =============

Net income (loss) per share,
     basic ..................................     $        0.18      $        0.36      $        0.02      $        0.09
                                                  =============      =============      =============      =============

Net income (loss) per share,
     diluted ................................     $        0.17      $        0.35      $        0.02      $        0.08
                                                  =============      =============      =============      =============

EBITDA Calculation: (1)
     Net income (loss) ......................     $       2,039      $       4,089      $         194      $         989
     Interest expense, net ..................             2,942                229                904                224
     Income tax provision (benefit) .........             1,539              2,724                 39                807
     Depreciation and amortization ..........             8,290                890              1,386              1,332
                                                  -------------      -------------      -------------      -------------
EBITDA ......................................     $      14,810      $       7,932      $       2,523      $       3,352
                                                  =============      =============      =============      =============


                                                    HEALTHCARE            OTHER              TOTAL
                                                   -------------      -------------      -------------
Revenues ....................................      $        --        $        --        $     493,248

Operating expenses ..........................               --                3,059            483,362
                                                   -------------      -------------      -------------
Income (loss) from operations ...............               --               (3,059)             9,886
                                                   -------------      -------------      -------------
Investment income (loss) ....................             (5,390)             3,125             27,684
                                                   -------------      -------------      -------------
Other (income) expense
     Interest expense .......................               --                7,062             18,262
     Interest income ........................               --                   (7)            (3,876)
     Other ..................................               --                   (2)               182
                                                   -------------      -------------      -------------
Total other (income) expense ................               --                7,053             14,568
                                                   -------------      -------------      -------------
Income (loss) before income
     taxes and minority interest ............             (5,390)            (6,987)            23,002
Income tax provision (benefit) ..............             (2,156)            (4,051)             5,521
                                                   -------------      -------------      -------------
Income (loss) before minority
     interests ..............................             (3,234)            (2,936)            17,481
Minority interests ..........................               --                 --              (16,340)
                                                   -------------      -------------      -------------
Net income (loss) ...........................      $      (3,234)     $      (2,936)     $       1,141
                                                   =============      =============      =============

Net income (loss) per share,
     basic ..................................      $       (0.29)     $       (0.26)     $        0.10
                                                   =============      =============      =============

Net income (loss) per share,
     diluted ................................      $       (0.27)     $       (0.25)     $        0.10
                                                   =============      =============      =============

EBITDA Calculation: (1)
     Net income (loss) ......................      $      (3,234)     $      (2,936)     $       1,141
     Interest expense, net ..................                431              7,055             11,785
     Income tax provision (benefit) .........             (2,156)            (4,051)            (1,098)
     Depreciation and amortization ..........                476                  6             12,380
                                                   -------------      -------------      -------------
EBITDA ......................................      $      (4,483)     $          74      $      24,208
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

                              RECENT DEVELOPMENTS

EQUIPMENT SALES AND LEASING

Effective March 4, 1999, the Company acquired certain assets of Westco Tractor & Equipment, Inc., a company engaged in equipment sales, leasing and servicing, located in Santa Rosa, California. The purchase price of approximately $2.7 million was comprised of $0.5 million cash and the assumption of liabilities of $2.2 million.

HOSPITALITY

Effective December 31, 1998, the Company's leases of the Hospitality Properties (as later defined) were amended to increase base rentals as compensation for capital improvements funded by Crescent Partnerships.

Effective July 28, 1998, the Company obtained a 5% interest in CRL Investments, Inc. ("CRL"). CRL has interests in entities which (i) control the future use of the "Canyon Ranch" name and (ii) are constructing the Canyon Ranch day spa in the Venetian Hotel in Las Vegas, Nevada. Through March 23, 1999, CRL has invested $4.7 million in the Canyon Ranch day spa project.

REFRIGERATED WAREHOUSING

Effective March 12, 1999, Crescent Operating sold 80% of its 2% interest in AmeriCold Logistics to Crescent Partnership for $13.2 million and received the right to require Crescent Partnership to purchase the remaining 20% for $3.4 million at any time during the next two years, subject to compliance with certain regulatory matters. This transaction results in approximately a $2.0 million gain to be recognized by Crescent Operating in 1999. Crescent Operating, through a wholly-owned limited liability company, then entered into a new partnership ("AmeriCold Operations") owned 60% by Vornado Operating, Inc. ("Vornado Operating") and 40% by Crescent Operating. AmeriCold Operations purchased all of the non-real estate related assets of AmeriCold REIT (formerly AmeriCold Logistics) encompassing the operations of the refrigerated warehouse properties for $48.7 million. As a result of this transaction, AmeriCold REIT no longer has an interest in the operations of the refrigerated warehousing operations. This transaction required an initial capital contribution of approximately $15.5 million from Crescent Operating and a commitment to fund an additional $4.0 million in the future, all of which has or will be funded from a new $19.5 million 9% loan from Crescent Partnership. AmeriCold Operations has leased the refrigerated warehouse properties ("Refrigerated Warehouses") from AmeriCold REIT under 15 year leases which call for base and percentage rent. As the operations of AmeriCold Logistics have been assumed by AmeriCold Operations, the Company will hereafter refer to the operations of AmeriCold Logistics as AmeriCold Operations.

LAND DEVELOPMENT

As of March 23, 1999, COPI Colorado had purchased approximately 1.1 million shares of Crescent Operating common stock at a total purchase price of $4.2 million. The average price paid for such shares, excluding brokers' commissions, was $3.88 per share.

Effective January 1, 1999, Crescent Development Management Corp. ("CDMC") increased its $40 million line of credit to $48 million and entered into a new $40 million credit line with Crescent Partnership for new development projects.

OTHER

On March 26, 1999, the Company signed a definitive agreement to sell its investment in Hicks-Muse for $8.1 million to an unrelated party. The sale will result in a $0.3 million gain to be recognized in first quarter of 1999.

Effective March 1, 1999, the Board of Directors of Crescent Operating created two new directorships. William A. Abney, an attorney engaged in private practice in Marshall, Texas, was appointed as a director of Crescent Operating to fill one of the new vacancies. The Board expects to fill the other vacancy during the second quarter of 1999.

On December 11, 1998, the Company received notice from The Nasdaq Stock Market ("Nasdaq") that the Company has failed to maintain a closing bid price of greater than or equal to $5.00 in accordance with Nasdaq Marketplace Rule 4450
(b)(4) under Maintenance Standard (2) for continued listing on the National Market System (NMS). The Company will have a hearing with Nasdaq on May 6, 1999 regarding this issue. The result of this hearing will determine whether the Company can continue its NMS listing. Pending the outcome of the hearing, the Company's common stock will continue to be listed for trading on NMS. In the event that the Company does not meet the NMS maintenance requirement prior to the hearing date or otherwise prevail at the hearing, the Company will request an extension or ask to have its shares listed on the Nasdaq SmallCap Market. While the Company believes that it will satisfy the requirements for listing on the Nasdaq SmallCap Market, there can be no assurances that Nasdaq will approve listing of the Company's shares on such Market.

                                    STRATEGY

Crescent Operating was formed to be the lessee and operator of certain assets owned or to be acquired by Crescent Partnership. The relationship between the Company and Crescent Partnership is governed by the "Intercompany Agreement" which provides the Company and Crescent Partnership with rights to participate in certain transactions. Crescent Operating's strategy is to continue to take advantage of those opportunities offered to it by Crescent Partnership which offer significant profit potential while pursuing the development, growth and profitable management of its existing business segments. In addition, Crescent Operating will pursue other opportunities in related or unrelated business segments where the Company might successfully apply its expertise as a diversified management company. Specific near-term plans call for Crescent Operating to continue internal business growth through:

o continued growth of the Equipment Sales and Leasing segment through strategic acquisitions and increases in same store revenues,

o continued expansion and upgrade of the Hospitality Properties, such as additional suites at Sonoma Mission Inn and Spa and the addition of a spa at the Ventana Country Inn currently under construction,

o    continued expansion of the Refrigerated Warehouse facilities, and

o continued expansion and growth of the projects that comprise the Land Development segment.


                     TRANSACTIONS WITH CRESCENT PARTNERSHIP

Generally, Crescent Operating is involved with Crescent Equities in two types of transactions: "LESSEE TRANSACTIONS" and "CONTROLLED SUBSIDIARY TRANSACTIONS".

o LESSEE TRANSACTIONS are those in which Crescent Operating enters into a transaction to lease and operate real property that is owned by Crescent Partnership but which cannot be operated by Crescent Partnership due to Crescent Equities status as a REIT. Lessee Transactions include the Company's leases of Hospitality Properties and the Sonoma Golf Course.

o CONTROLLED SUBSIDIARY TRANSACTIONS are those in which Crescent Operating invests alongside Crescent Partnership in acquisitions where Crescent Operating owns all of the voting stock, and Crescent Partnership owns all of the non-voting stock of a corporate acquisition vehicle which in turn acquires a target business which cannot be operated by Crescent Partnership due to Crescent Equities' status as a REIT. The voting stock represents the control of the entity being purchased and due to its status as a REIT, Crescent Equities cannot have such ownership. Controlled Subsidiary Transactions include CRL, Desert Mountain, The Woodlands Land Company, and the Refrigerated Warehousing segment.

Crescent Operating and Crescent Partnership have entered into the Intercompany Agreement to provide each other with rights to participate in the types of transactions mentioned above. The Intercompany Agreement provides, subject to certain terms, that Crescent Partnership will provide Crescent Operating with a right of first refusal to become the lessee of any real property acquired by Crescent Partnership if Crescent Partnership determines that, consistent with Crescent Equities' status as a REIT, it is required to enter into a "master" lease arrangement. Crescent Operating's right of first refusal under the Intercompany Agreement is conditioned upon the ability of Crescent Operating and Crescent Partnership to negotiate a mutually satisfactory lease arrangement and the determination of Crescent Partnership, in its sole discretion, that Crescent Operating is qualified to be the lessee. In general, a master lease arrangement is an arrangement pursuant to which an entire property or project (or a group of related properties or projects) is leased to a single lessee. If a mutually satisfactory agreement cannot be reached within a 30-day period (or such longer period to which Crescent Operating and Crescent Partnership may agree), Crescent Partnership may offer the opportunity to others.

Under the Intercompany Agreement, Crescent Operating has agreed not to acquire or make (i) investments in real estate which, for purposes of the Intercompany Agreement, includes the provision of services related to real estate and investment in hotel properties, real estate mortgages, real estate derivatives or entities that invest in real estate assets or (ii) any other investments that may be structured in a manner that qualifies under the federal income tax requirements applicable to REITs. Crescent Operating has agreed to notify Crescent Partnership of, and make available to Crescent Partnership, investment opportunities developed by Crescent Operating, or of which Crescent Operating becomes aware but is unable or unwilling to pursue.


                           EQUIPMENT SALES AND LEASING

OVERVIEW

Crescent Machinery is engaged in the sale, leasing and service of construction equipment and accessories to the construction and utility industries located primarily in seven states. The Company has dramatically expanded its equipment sales and leasing business it acquired initially through Moody-Day. Historically, construction equipment businesses have been owned and operated primarily by individuals in a localized area. Crescent Operating believes that it can consolidate some of these businesses at attractive multiples and gain significant improvement through purchasing and operating efficiencies. The Company is establishing regional centers through acquisitions of dealers with successful operations and experienced management. The Company has focused its acquisition efforts on dealerships to allow access to equipment at the most competitive prices, have factory trained service personnel and provide parts and warranty service for equipment purchased directly by end users of other rental businesses. Through its relationship with Crescent Equities, the Company may be able to earn additional revenue from equipment rental and leasing attributable to Crescent Equities' real estate development activities.

The management of Crescent Machinery is focused on increasing the rental and leasing components of Crescent Machinery's business, which management believes have the potential to generate higher profit margins. The Company believes that Crescent Machinery's status as an equipment dealer affords it a competitive advantage because Crescent Machinery is able to stock rental and leasing equipment at prices offered only to equipment dealers and National accounts. Accordingly, the Company believes that Crescent Machinery is poised to benefit from the increased margins and profit that could result from the relatively low unit costs of equipment. Additionally, dealerships have significant advantages over rental yards in down cycles that occur in the industry. In down cycles, contractors will retain their equipment longer thus requiring more service and parts which dealerships can provide.

Crescent Machinery's operations are not notably seasonal, although adverse weather conditions, such as extended periods of precipitation, could adversely affect its operations. The months of June through October typically have the greatest positive impact and the months of January and February typically have the greatest negative impact on the Company's consolidated results.

Crescent Machinery competes with various large and small companies. Crescent Machinery believes that the principal competitive factors in its markets for sale and rental of the construction equipment and accessories it offers are availability of requested equipment, competitive pricing, product features, parts and service. Crescent Machinery's products and services are marketed directly by its sales force. No customer accounted for more than 10% of Crescent Machinery's gross sales for the period ended December 31, 1998.

Crescent Machinery's acquisition efforts are limited by access to capital to fund acquisitions and by the Company's depressed stock prices, which adversely affects the ability of Crescent Machinery to use the Company's stock as consideration in acquisitions.

ACQUISITIONS

Acquisitions during 1998 and 1999 were as follows:

o Effective March 4, 1999, the Company acquired certain assets of Westco Tractor & Equipment, Inc. ("Westco"), a company engaged in equipment sales, leasing and servicing, located in Santa Rosa, California. The purchase price of approximately $2.7 million was comprised of $0.5 million cash and the assumption of liabilities of $2.2 million.

o Effective July 31, 1998, the Company acquired certain assets of 4-K Equipment Company ("4-K"), a company which is engaged in equipment sales, leasing and servicing, located in Franklin, Indiana. The purchase price of $0.2 million was comprised of $0.1 million in cash and the assumption of $0.1 million of liabilities.

o Effective July 31, 1998, the Company acquired all of the stock of Harvey Equipment Center, Inc. ("Harvey"), a company which is engaged in equipment sales, leasing and servicing, located in Van Wert, Ohio. The purchase price of approximately $8.4 million was comprised of $2.7 million in cash, the issuance of notes payable by Crescent Operating in the amount of $1.2 million and the assumption of $4.5 million of liabilities. The $1.2 million notes bear interest at 8.0% per annum and are payable in eight semi-annual installments of principal and interest of $0.18 million.

o Effective July 1, 1998, the Company acquired all of the stock of Western Traction Company ("Western Traction"), a company that is engaged in equipment sales, leasing and servicing, with locations in Sacramento, California, Union City, California, Fresno, California, Sparks, Nevada and Honolulu, Hawaii. The purchase price of approximately $52.0 million was comprised of $6.5 million in cash, the issuance of a note payable by Crescent Operating in the amount of $7.5 million and the assumption of liabilities of $38.0 million. The $7.5 million note bears interest at 8.5% per annum and is payable in 18 monthly installments of principal and interest of $0.45 million.

o Effective June 8, 1998, the Company acquired all of the stock of Machinery, Inc., a company that is engaged in equipment sales, leasing and servicing, with locations in Tulsa and Oklahoma City, Oklahoma. The purchase price of approximately $2.8 million was comprised of $0.6 million in cash, the issuance of 38,170 shares of Crescent Operating common stock and the assumption of $1.5 million of liabilities.

o Effective April 30, 1998, the Company acquired certain assets of Central Texas Equipment Co. ("Central Texas"), a company which is engaged in equipment sales, leasing and servicing, located in Austin, Texas. The purchase price of approximately $9.7 million was comprised of $3.0 million in cash, the issuance of 128,551 shares of Crescent Operating common stock and the assumption of $4.1 million of liabilities.

With the completion of the Westco, 4-K, Harvey, Western Traction, Machinery, Inc., and Central Texas acquisitions, Crescent Machinery has 16 locations in Texas, California, Nevada, Oklahoma, Ohio, Indiana and Hawaii.

OPERATIONAL STATISTICS



                                                                   For The Year Ended December 31,
                                                  -----------------------------------------------------------
                                                    1998         1997         1996         1995        1994
                                                  -------      -------      -------      -------      -------
Revenue:
   New and used equipment sales .............          64%          51%          55%          58%          53%
   Rental equipment .........................          20%          34%          28%          24%          24%
   Parts and service ........................          16%          15%          17%          18%          23%

                                                  -------      -------      -------      -------      -------
       Total revenue ........................         100%         100%         100%         100%         100%
                                                  =======      =======      =======      =======      =======


MARKET INFORMATION

The equipment sales and leasing industry has undergone significant changes during 1998 with 220 companies representing 860 locations and $2.6 billion in revenue being acquired by industry consolidators according to the 1999 Consolidation Report by Rental Equipment Register ("RER"). Approximately 25% of those locations acquired were in California (117) and Texas (91). Fourteen of the top 50 rental companies were acquired in 1998 which only represented approximately 8% of the total rental industry. It is estimated that the rental industry produces $20 billion of revenues each year.

Management believes this consolidation of rental locations will continue due to the anticipated growth of the rental business and to the large pool of companies available for consolidation. According to Manfredi & Associates, an Illinois based construction industry analyst, the rental industry grew from $614 million in rental income to $15 billion in rental income from 1982 to 1996. Manfredi & Associates predicts that by the year 2000, 50% of all new construction equipment will be sold to rental centers.

Additionally, the Transportation Equity Act for the 21st Century ("TEA-21") provides for record federal highway program funding of $173 billion over the next six years. This represents a 40% increase over previous funding levels. In Texas and California, the states in which Crescent Machinery is most active, percentage increase in federal funding for highway programs over previous levels is 60% and 45%, respectively. As a large percentage of equipment sold and rented by Crescent Machinery is used in highway construction, management anticipates that this increase in federal highway infrastructure spending could have a favorable impact on Crescent Machinery.


                                   HOSPITALITY

OVERVIEW

The Hospitality segment generally consists of the operations of seven hotels, two destination health and fitness resorts and a golf course (the "Hospitality Properties"). Each of such properties is owned by Crescent Partnership or its affiliates and all except for the Austin Omni are leased to subsidiaries of the Company under long term leases. In addition to these properties, the Company also has other investments in the Houston Center Athletic Club Venture ("HCAC") and in CRL.

The Hospitality Properties make up a small portion of the hospitality industry, because the Company is focused on the irreplaceable luxury resorts and luxury business and convention hotels. As Crescent Operating, for the most part, relies on third-party operators such as Marriott, Hyatt and Four Seasons, the Company enjoys the advantage of the third-party operators' nationwide advertising, reservation services and strong management.

The Company has limited the potential impact of downturns in the hospitality industry on the Company by limiting Crescent Operating's guarantee of base rent payments. The Company's guarantee related to base rent payments is now limited to the Hospitality segment, i.e. cash flows from segments other than Hospitality would not be used to fund rent payments in the event of a downturn in the economy.

The individual Hospitality Properties are affected by seasonality; however, the seasonal fluctuations are varied and are determined by both location and the nature of the business conducted on the property. The effects of seasonality of the Hospitality Properties are generally offset by each other; however March and October have the greatest positive impact and November through January have the greatest negative impact on the Company's consolidated results.

The Company's Hospitality Properties in Denver, Albuquerque, Houston and Austin are business and convention center hotels that compete against other similar hotels in their market. The Company believes, however, that its destination health and fitness resorts are unique properties that have very limited competition. In addition, the Company believes that each of the remaining Hospitality Properties experiences limited to no direct competition due to their high replacement cost and unique concept or location. The Hospitality Properties do compete, to a limited extent, against business class hotels or middle-market resorts in their geographic areas, as well as against luxury resorts nationwide and around the world.

HOTELS AND DESTINATION HEALTH AND FITNESS RESORTS

The hotels and destination health and fitness resorts operated by the Company are as follows: Hyatt Regency Beaver Creek, Denver Marriott City Center, Hyatt Regency Albuquerque, Sonoma Mission Inn and Spa, Four Seasons Hotel Houston, Ventana Country Inn, Canyon Ranch-Tucson and Canyon Ranch-Lenox.

Each of the properties is under lease with Crescent Equities which expire from December 2004 to December 2007 and generally provide for (i) base rent, with periodic rent increases, (ii) percentage rent based on a percentage of gross hotel revenues less food and beverage revenues above a specified amount and
(iii) a percentage of gross food and beverage revenues above a specified amount. Under the leases, the Company's subsidiaries have assumed the rights and obligations of the property owner under the respective management agreement with the hotel operators, as well as the obligation to pay all property taxes and other charges against the property. As part of each of the lease agreements for nine of the Hospitality Properties, Crescent Equities has agreed to fund all capital expenditures relating to furniture, fixtures and equipment reserves required under the applicable management agreements. The only exception is Canyon Ranch-Tucson, in which the Company owns all furniture, fixtures and equipment associated with the property and will fund all related capital expenditures.

All of the Company's properties, except for the Sonoma Mission Inn and Spa and the Ventana Country Inn, are managed by third party operators. Sonoma Mission Inn and Spa and the Ventana Country Inn are managed by the Company with asset management oversight provided by The Varma Group. Crescent Operating, through its subsidiaries, has asset management agreements (the "Asset Management Agreements") with The Varma Group, such that The Varma Group is the exclusive asset manager of the Company's Hospitality Properties. Johanna Varma is a principal of The Varma Group and is President of the Hospitality division of the Company. Under the Asset Management Agreements, the Varma Group's duties include, among others: (i) preparing operating and capital budgets for the leased properties; (ii) assembling, organizing and maintaining records of the properties' operations and activities; (iii) preparing written progress reports reflecting significant developments affecting the properties; (iv) formulating policies, strategies and tactics for carrying out the Company's duties under the leases; (v) obtaining required consents and approvals of associations or other private entities or persons necessary for the operation of the hotel properties and related assets and (vi) obtaining required government licenses, permits, consents and approvals.

As consideration for its services under the Asset Management Agreements which is cancelable by the Company on January 30, 2000. The Varma Group receives an annual base fee of approximately $0.7 million, plus annual cost of living adjustments for its asset management services related to the Hyatt Albuquerque, the Hyatt Beaver Creek, Sonoma Mission Inn and the Denver City Center Marriott (the "Covered Properties"). In addition, The Varma Group will be reimbursed for its costs incurred in providing asset management to the other Hospitality Properties.

On January 23, 1998, a subsidiary of the Company signed a 10-year lease agreement with Crescent Partnership for the Austin Omni Hotel. The Austin Omni Hotel is a 314-room full-service hotel located approximately four blocks from the state capitol building in Austin, Texas. A subsidiary of the Company and Crescent Partnership mutually agreed to terminate the Austin Omni Hotel lease effective December 31, 1998, and the Company received a $75,000 break-up fee in accordance with the terms of the lease. Effective January 1, 1999, the Company began providing limited asset management services related to the Austin Omni Hotel for $50,000 per year.

SONOMA GOLF COURSE

Effective October 13, 1998, the Company became the lessee of the Sonoma Golf Course in California, which is owned by Crescent Equities. This 18-hole championship golf course is a strategic amenity to the Sonoma Mission Inn and Spa, which allows the Company to expand its marketing focus to the golf-oriented guest. The lease is for a 10-year period and provides for the payment to Crescent Equities of (i) base rent, with periodic rent increases, and (ii) percentage rent based on annual gross receipts above a specified amount with periodic increases of such specified amount.

OTHER HOSPITALITY INVESTMENTS

The Company has a two-thirds interest in HCAC, a joint venture that owns the Houston Center Athletic Club. The athletic club is located on top of the parking garage next to the Four Seasons Hotel in Houston, Texas and is managed by Club Corp. of America which pays rent to HCAC.

The Company also has a 5% interest in CRL. CRL has interests in entities which
(i) control the future use of the "Canyon Ranch" name and (ii) are constructing the Canyon Ranch Day Spa in the Venetian Hotel in Las Vegas, Nevada.

OPERATIONAL STATISTICS

The following table sets forth certain information about the properties in the Hospitality segment, excluding the Sonoma Golf Course, HCAC and CRL, for the years ended December 31, 1998 and 1997. The information for the Hospitality Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination health and fitness resorts that measure performance based on available guest nights.

                                                                      For the year ended December 31,
                                                             ---------------------------------------------------
                                                                                                                 Revenue Per
                                                                 Average               Average Daily           Available Room
                                     Year                    Occupancy Rate             Rate ("ADR")             ("REVPAR")
                                   Completed/             -------------------      ---------------------    ---------------------
                                   Renovated     Rooms       1998       1998         1998         1997        1997        1997
                               ---------------  -------   --------    -------      --------    ---------    --------    ---------
Full-Service/Luxury Hotels
Hyatt Regency Beaver Creek....      1989            276(1)      69%        66%    $     233    $     229    $    162    $     151
Denver Marriott City Center...   1982/1994          613         80         80           124          117         100           94
Hyatt Regency Albuquerque.....      1990            395         69         74           103           98          71           73
Austin Omni Hotel.............      1986            314         77         78           114          103          88           81
Sonoma Mission Inn & Spa...... 1927/1987/1997       198(2)      82         87           235          210         194          183
Four Seasons Hotel Houston....     1982             399         65         67           181          161         118          108
Ventana Country Inn........... 1975/1982/1988        62         63(3)      84           387          337         245(3)       282
                                                -------   --------    -------      --------    ---------    --------    ---------
    Total/Weighted Average                        2,257         74%        75%     $    158    $     149    $    116    $     112
                                                =======   ========    =======      ========    =========    ========    =========

Destination Health & Fitness
Resorts
Canyon Ranch-Tucson...........     1980             250(4)
Canyon Ranch-Lenox............     1989             212(4)
                                                -------   --------    -------      --------    ---------    --------    ---------
    Total/Weighted Average                          462         86%(5)     81%(5)  $    508(6) $     477(6) $    422(7) $     370(7)
                                                =======   ========    =======      ========    =========    ========    =========


(1) In 1998, the number of rooms at Hyatt Beaver Creek was reduced to 276 due to 19 rooms being converted into a 20,000 square foot spa.

(2) Includes, for the period from July 1, 1997 through December 31, 1997, 30 additional rooms completed in July 1997.

(3) Average occupancy and REVPAR decreased from the prior period due to the closing of the Ventana Country Inn for approximately three months as a result of the major access road leading to the property being washed out.

(4) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.

(5) Represents the number of paying and complimentary guests for the period, divided by the maximum number of available guest nights for the period.

(6) Represents the average daily "all-inclusive" guest package charges for the period, divided by the average daily number of paying guests for the period.

(7) Represents the total "all-inclusive" guest package charges for the period, divided by the maximum number of available guest nights for the period.

The following table sets forth average occupancy rate, average daily rate and revenue per available room for the Hospitality Properties, excluding the Sonoma Golf Course, by full-service hotels and destination health and fitness resorts for each of the years ended December 31, 1994 through 1998. The information for the Hospitality Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination health and fitness resorts that measure performance based on available guest nights and calculate occupancy, average daily rate and revenue per available room as described in the notes of the preceding table.


                                                              For The Year Ended December 31,
                                             -------------------------------------------------------------------
                                               1998           1997          1996           1995          1994
                                             ----------    -----------    ----------     ---------     ---------
FULL-SERVICE/LUXURY HOTELS

   Average Occupancy....................          74%            75%           75%            77%          73%
   Average Daily Rate...................        $158           $149          $141          $ 122        $ 117
   Revenue Per Available Room...........        $116           $112          $106          $  93        $  85

DESTINATION HEALTH AND FITNESS RESORTS

   Average Occupancy....................          86%            81%           81%            77%          78%
   Average Daily Rate...................        $508           $477          $446           $437         $418
   Revenue Per Available Room...........        $422           $370          $345           $321         $312


MARKET INFORMATION

The following is derived from various industry sources. Average hotel room rental rates grew 4.4%, 6.2% and 6.3%, in 1998, 1997, and 1996, respectively. Within the luxury and upscale segments of the industry, average room rental rates increased approximately 4.0% from 1997 to 1998.

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

The national average annual growth rates in REVPAR, from 1994 through 1998, for the upscale and luxury hotel segments were 4.6% and 6.7%, respectively, according to industry sources. This demand comes not only from the business and convention sector, but also from the leisure traveler who vacations increasingly at higher-end hotels.

The following table sets forth hotel REVPAR by price segment for the years 1994 through 1998.

                                                                                                         National
                                                                                                          Annual
                                                                                                         Average
                                         1994         1995         1996         1997          1998     Growth Rate
                                         ----         ----         ----         ----          ----     -----------

  Luxury(1)....................         $79.15        $83.93       $92.31       $98.33      $101.33
     % Change..................            7.8%          6.0%        10.0%         6.5%         3.1%        6.7%
  Upscale(2)...................         $51.76        $54.28       $57.42       $60.05       $61.65
     % Change..................            5.2%          4.9%         5.8%         4.6%         2.7%        4.6%
  Mid-Priced...................         $37.57        $39.70       $41.84       $44.20       $45.45
     % Change..................            5.2%          5.7%         5.4%         5.6%         2.8%        4.9%
  Economy......................         $27.27        $28.64       $29.63       $30.45       $31.37
     % Change..................            4.2%          5.0%         3.5%         2.8%         3.0%        3.7%
  Budget.......................         $22.75        $23.77       $24.40       $25.07       $26.70
     % Change..................            4.4%          4.5%         2.7%         2.7%         6.5%        4.2%

(1) Includes destination health and fitness resorts such as the Canyon Ranch resorts.

(2)  Includes full-service and limited-service hotels.

Source:  Compiled from information published by Smith Travel Research


                            REFRIGERATED WAREHOUSING

OVERVIEW

Effective October 31, 1997, Crescent Operating purchased a 2% indirect interest in AmeriCold Logistics from Crescent Partnership for approximately $8.0 million. AmeriCold Logistics was initially comprised of URS Logistics and AmeriCold Corporation. These companies provide frozen food manufacturers with refrigerated warehousing and transportation management services and operate public refrigerated warehouses representing over 394 million cubic feet of cold storage capacity. The investment was structured such that Vornado Realty Trust ("Vornado") owned 60% of AmeriCold Logistics and Crescent Equities and Crescent Operating owned the remaining 40% interest, until the March 1999 reorganization as described below. The 40% interest owned by Crescent Equities and Crescent Operating was held through corporations in which Crescent Operating owned a 5% economic interest representing 100% of the voting stock. Based on the voting control of the entities, Crescent Operating consolidates the 40% equity investment in AmeriCold Logistics for accounting purposes.

On June 1, 1998, AmeriCold Logistics acquired nine additional refrigerated warehouse properties from Freezer Services, Inc. which required a capital contribution from Crescent Operating of approximately $2.3 million. On July 1, 1998, AmeriCold Logistics acquired five additional refrigerated warehouse properties from Carmar Group, Inc. ("Carmar Group") which required a capital contribution from Crescent Operating of approximately $2.7 million. Additionally, during 1998, AmeriCold Logistics refinanced its $607 million of secured and unsecured debt with a weighted average rate of approximately 12% with a $550 million non-recourse, ten year loan secured by 58 refrigerated warehouse properties with an interest rate of 6.89%, which required a capital contribution from Crescent Operating of approximately $1.5 million. As of December 31, 1998, AmeriCold Logistics owned and operated approximately 30% of the total public refrigerated storage space nationwide.

Effective March 12, 1999, Crescent Operating sold 80% of its 2% interest in AmeriCold Logistics to Crescent Partnership for $13.2 million and received the right to require Crescent Partnership to purchase the remaining 20% for $3.4 million at any time during the next two years, subject to compliance with certain regulatory matters. This transaction results in approximately a $2.0 million gain to be recognized by Crescent Operating in 1999. Crescent Operating, through a wholly-owned limited liability company, then entered into a new partnership ("AmeriCold Operations") owned 60% by Vornado Operating, Inc. ("Vornado Operating") and 40% by Crescent Operating. AmeriCold Operations purchased all of the non-real estate related assets of AmeriCold REIT (formerly AmeriCold Logistics) encompassing the operations of the refrigerated warehouse properties for $48.7 million. As a result of this transaction, Americold REIT no longer has an interest in the operations of the refrigerated warehousing operations. This transaction required an initial capital contribution of approximately $15.5 million from Crescent Operating and a commitment to fund an additional $4.0 million in the future, all of which has or will be funded from a new $19.5 million 9% loan from Crescent Partnership. AmeriCold

 Operations has leased the refrigerated warehouse properties ("Refrigerated Warehouses") from AmeriCold REIT under 15 year leases which call for base and percentage rent. As the operations of AmeriCold Logistics have been assumed by AmeriCold Operations, the Company will hereafter refer to the operations of AmeriCold Logistics as AmeriCold Operations.

Under the terms of the partnership agreement for AmeriCold Operations, Vornado Operating has the right to make all decisions relating to the management and operations of AmeriCold Operations other that certain major decisions that require the approval of both the Company and Vornado Operating. The partnership agreement provides for a buy-sell arrangement upon a failure of the Company and Vornado Operating to agree on any of the specified major decisions which, until October 30, 2000, can be exercised only by Vornado Operating. During that time, Vornado Operating shall be entitled to buy the Company's interest at cost plus a 10% per annum return. Major decisions include approval of the annual capital and operating budgets for AmeriCold Operations, decisions to deviate from the budget by 10% or more and additional capital contributions.

MARKET INFORMATION

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

Transportation management services offered by AmeriCold Operations include freight routing, dispatching, freight rate negotiation, backhaul coordination, freight bill auditing, network flow management, order consolidation and distribution channel assessment. AmeriCold Operations' temperature-controlled logistics expertise and access to both frozen food warehouses and distribution channels enable its customers to respond quickly and efficiently to time-sensitive orders from distributors and retailers.

Customers of AmeriCold Operations consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations including Con-Agra, Inc., H.J. Heinz Company, Kraft Foods, Inc. and Tyson Foods, Inc. AmeriCold Operations is the largest operator of public refrigerated storage space in the country in terms of public storage space operated. The Company believes that AmeriCold Operations does not have any competitors of comparable size, however, there is competition that is national, regional and local in nature. AmeriCold Operations operates in an environment in which breadth of service, warehouse locations, customer mix, warehouse size, service performance and price are the principal competitive factors. Since frozen food manufacturers and distributors incur transportation costs which typically are significantly greater than warehousing costs, breadth of total logistics services and warehouse location are major competitive factors. In addition, in certain locations, customers depend upon pooling shipments, which involves combining their products with the products of others destined for the same markets. In these cases, the mix of customers in a warehouse can significantly influence the cost of delivering products to markets. The size of a warehouse is important because large customers prefer to have all of the products needed to serve a given market in a single location and to have the flexibility to increase storage in that single location during seasonal peaks. If there are several warehouse locations which satisfy a customer mix and size requirements, AmeriCold Operations believes that customers generally will select a warehouse facility based upon the types of services available, service performance and price.

OPERATIONAL INFORMATION

The following table shows the location and size of facility for each of the properties operated by AmeriCold Operations as of December 31, 1998:

                                          Total Cubic                                                    Total Cubic
                         Number of          Footage                                    Number of           Footage
      State              Properties      (in millions)                State            Properties       (in millions)
-------------------     -------------    --------------         ------------------    -------------     --------------
Alabama                      5                   9.5            Mississippi                1                   4.7
Arizona                      1                   2.9            Missouri(1)                2                  37.9
Arkansas                     6                  33.1            Nebraska                   2                   4.4
California                  13                  50.3            New Jersey                 1                   2.7
Colorado                     2                   3.4            New York                   1                  11.8
Florida                      5                   7.5            North Carolina             3                   8.5
Georgia                      7                  41.1            Oklahoma                   2                   2.1
Idaho                        2                  18.7            Oregon                     6                  40.4
Illinois                     2                  11.6            Pennsylvania               4                  50.8
Indiana                      1                   9.1            South Carolina             1                   1.6
Iowa                         2                  12.5            South Dakota               2                   6.3
Kansas(1)                    3                  40.2            Tennessee                  4                  13.0
Kentucky                     1                   2.7            Texas                      4                  27.2
Maine                        1                   1.8            Utah                       1                   8.6
Massachusetts                6                  15.2            Virginia                   1                   1.9
Minnesota                    1                   5.9            Washington                 6                  28.7
                                                                Wisconsin                  2                  14.0

                                                                                                        --------------
                                                                Total                     101                530.1
                                                                                                        ==============


(1) Both Kansas and Missouri have one underground facility. These underground facilities approximate 35.2 million and 33.1 million cubic feet, respectively. It is anticipated that the underground facility in Kansas will be closed in 1999.

                                LAND DEVELOPMENT

OVERVIEW

The Land Development segment consists of (i) a 4.65% interest in Desert Mountain, a master planned, luxury residential and recreational community in northern Scottsdale, Arizona, (ii) a 42.5% general partner interest in The Woodlands Operating Company, L.P. ("Woodlands Operating"), which provides management, advisory, landscaping and maintenance services to entities affiliated with Crescent Operating and Crescent Equities, (iii) a 2.125% interest in The Woodlands Land Development Company L.P. ("Landevco"), which owns approximately 9,000 acres for commercial and residential development as well as a realty office, an athletic center, and interests in both a title company and a mortgage company, (iv) a 5% interest in Crescent Development Management Corp. ("CDMC"), whose operations consist principally of investing in partnerships and other entities that directly or indirectly own, develop or manage residential and resort properties (primarily in Colorado) or provide services to such properties and (v) a 5% economic interest in an entity which owns a 6.19% interest in the construction and operation of a new multipurpose entertainment and sports center (the "Arena Project") in downtown Dallas, Texas and manages the operations of the existing arena as well as a 2.6% economic interest in Hillwood/1642, Ltd., an entity participating in the development of the land surrounding the Arena Project.

The Land Development segment faces competition from other local developments. Both Desert Mountain and The Woodlands have golf courses where major tournaments are played, The Tradition and The Shell Houston Open, respectively, as well as clubhouses, multiple golf courses and other amenities. The Woodlands is unique among developments in the Houston area because it functions as a self-contained community. Management believes that these attributes help to distinguish Desert Mountain and The Woodlands from their competition. The Woodlands could be adversely affected by downturns in the Houston economy. Management believes that Desert Mountain is not directly affected by its local economy, as it is a luxury development and most of the purchases are not made by local residents.

DESERT MOUNTAIN

Pursuant to a purchase agreement dated as of September 29, 1997, the Company acquired 100% of the voting common stock (the "Voting Stock") of Desert Mountain Development Corporation ("Desert Mountain Development"). The Voting Stock was purchased from Crescent Partnership for a cash purchase price of approximately $2.2 million. The purchase price for the Company's interest in Desert Mountain Development represents 5% of the total amount invested in Desert Mountain Development by Crescent Partnership. Crescent Partnership currently owns 100% of the non-voting common stock of Desert Mountain Development. Together, the Company and Crescent Partnership own 100% of the equity in Desert Mountain Development.

Pursuant to the terms of a limited partnership agreement, Desert Mountain Development is entitled to receive 93% of the net cash flow of Desert Mountain Properties after certain payments to the sole limited partner, Sonora Partners Mountain Partnership. The principal owner of Sonora Partners Mountain Partnership is Lyle Anderson, the original developer of Desert Mountain. Desert Mountain Partnership has an advisory agreement with the Lyle Anderson Company pursuant to which Mr. Anderson provides advisory services in connection with the operation and development of Desert Mountain. At the completion of the development project, the equity members of the Desert Mountain club will purchase the club operations from the partners.

Desert Mountain includes The Desert Mountain Club, a private golf, tennis and fitness club which serves over 1,600 members and offers five Jack Nicklaus signature 18-hole golf courses. One of these courses is Cochise, the site of the Senior PGA Tour's The Tradition golf tournament.

THE WOODLANDS OPERATING COMPANY

On July 31, 1997, Crescent Operating, acquired for approximately $0.4 million, a 42.5% general partner interest in Woodlands Operating. The acquisition was part of a larger transaction (the "Woodlands Transaction"), pursuant to which Crescent Equities and certain Morgan Stanley funds (the "Morgan Stanley Group") acquired The Woodlands Corporation. The purchase price of the Company's interest in Woodlands Operating was determined by mutual agreement of the parties to the Woodlands Transaction. WOCOI Investment Company, a wholly-owned subsidiary of the Company, serves as the managing general partner of Woodlands Operating.

The Woodlands Corporation was the principal owner, developer and operator of The Woodlands, an approximately 27,000-acre master-planned residential and commercial community located approximately 27 miles north of Houston, Texas. The Woodlands includes a shopping mall, retail centers, office buildings, a conference center and country club and other amenities. The Greater Houston Builders Association chose The Woodlands as its 1999 Developer of the Year.

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

Woodlands Operating also leases the Woodlands Conference Center and Country Club, a 364-room executive conference center with a private golf and tennis club serving approximately 1,600 members and offering 81 holes of golf, and certain related assets (the "Conference Center") from The Woodlands Commercial Properties Company,

L.P. ("Woodlands Commercial"), a partnership, the interests of which are owned by Crescent Equities and the Morgan Stanley Group. Woodlands Operating leases the Conference Center on a triple net basis and will pay base rent in the amount of $0.75 million per month during the eight-year term of the lease. The lease also provides for the payment of percentage rent for each calendar year in which gross receipts from the operation of the Conference Center exceed certain amounts.

THE WOODLANDS LAND COMPANY, INC.

On September 29, 1997, the Company acquired from Crescent Partnership, for approximately $2.2 million, all of the voting stock, representing a 5% economic interest, in The Woodlands Land Company, Inc. ("LandCo"). Crescent Partnership currently owns 100% of the non-voting common stock, representing a 95% economic interest of, LandCo. Together, the Company and Crescent Partnership own 100% of the equity in LandCo.

LandCo is a residential and commercial development corporation which was formerly wholly owned by Crescent Partnership. LandCo holds a 42.5% general partner interest in, and is the managing general partner of, Landevco, a Texas limited partnership in which certain Morgan Stanley funds hold a 57.5% partner interest. LandCo's general partner interest in Landevco is subject to adjustment to up to 52.5%, in the event LandCo achieves certain levels of profitability and the Morgan Stanley funds receive certain rates of return on their investment in Landevco. Landevco primarily owns (i) approximately 6,400 acres of land capable of supporting the development of more than 20,000 lots for single-family homes, (ii) approximately 2,500 acres capable of supporting more than 21.5 million net rentable square feet of commercial development,
(iii) a realty office, (iv) contract rights relating to the operation of its property, (v) an athletic center, (vi) a 49% interest in a mortgage company and
(vii) a 50% interest in a title company.

CRESCENT DEVELOPMENT MANAGEMENT CORP.

Effective September 11, 1998, the Company and Gerald W. Haddock, John C. Goff and Harry H. Frampton, III (collectively, the "CDMC Sellers") entered into a partnership agreement (the "Partnership Agreement") with the CDMC Sellers to form COPI Colorado, L.P., a Delaware limited partnership ("COPI Colorado"). COPI Colorado's purpose is to hold and manage the voting stock of CDMC (and, consequently, to manage CDMC) and to invest in shares of Crescent Operating common stock. As of September 22, 1998, the Company contributed to COPI Colorado $9.0 million in cash in exchange for a 50% general partner interest in COPI Colorado, and each CDMC Seller contributed to COPI Colorado approximately 667 shares of CDMC voting stock in exchange for an approximately 16.67% limited partner interest in COPI Colorado; as a result, the Company owns a 50% managing interest in COPI Colorado and the CDMC Sellers collectively own a 50% investment interest in COPI Colorado. The operating results of CDMC from September 30, 1998 to December 31, 1998 have been included in the consolidated results of the Company. Since the acquisition of CDMC by COPI Colorado, Crescent Equities has committed an additional $48 million toward new projects at CDMC.

As of March 23, 1999, COPI Colorado had purchased approximately 1.1 million shares of Crescent Operating common stock at a total purchase price of $4.2 million. The average price paid for such shares, excluding brokers' commissions, was $3.88 per share.

CDMC's investments include indirect economic interests that vary from 18% to 70% in the following: (i) five residential and commercial developments and seven residential developments in Colorado; (ii) a Texaco gasoline station and ancillary auto repair facility, car wash and convenience store in Colorado;
(iii) a timeshare development in Colorado; (iv) a real estate company that markets and sells timeshare interests; (v) a real estate company that specializes in the management of resort properties in Colorado, Utah and South Carolina; (vi) two transportation companies that provide approximately 80% of the airport shuttle service to Colorado resort areas; and (vii) an interest in a partnership that owns and manages the Ritz Carlton Hotel in Palm Beach, Florida.

OPERATIONAL STATISTICS

The following table sets forth certain information as of December 31, 1998 relating to the residential development properties.

                                                            Total          Total             Average
                                             Total        Lots/Units     Lots/Units           Closed
                                             Lots/         Developed       Closed           Sale Price
                                             Units          Since          Since             Per Lot/         Range of Proposed
         Land Development                   Planned       Inception      Inception             Unit         Sale Prices Per Lot(1)
         ----------------                   ---------     -----------    -----------       ------------     ---------------------
         Desert Mountain............            2,486           2,050          1,777        $ 430,000(2)    $150,000 - $2,500,000
         The Woodlands..............           38,313          20,063         18,730        $  50,371       $ 14,700 - $  500,000
         CDMC.......................              302             213            185            N/A         $ 18,000 - $3,325,000
                                            ---------     -----------    -----------

         Total Land Development.....           41,101          22,326         20,692
                                            =========     ===========    ===========


(1)  Based on existing inventory of developed lots and lots to be developed.

(2)  Includes golf memberships which are approximately $125,000.


                                   HEALTHCARE

OVERVIEW

As of December 31, 1998, Crescent Operating had completely written off its investment in CBHS and does not expect to recognize any additional gain or loss during 1999.

CBHS is the nation's largest operator of acute-care psychiatric hospitals and other behavioral care treatment facilities. CBHS' psychiatric hospitals are located in well-populated urban and suburban locations in 32 states. Most of CBHS' hospitals offer a full continuum of behavioral care in their service area. The continuum includes inpatient hospitalization, partial hospitalization, intensive outpatient services and, in some markets, residential treatment services.

CBHS' hospitals provide structured and intensive treatment programs for mental health and alcohol and drug dependency disorders in children, adolescents and adults. The specialization of programs enables the clinical staff to provide care that is specific to the patient's needs and facilitates monitoring of the patient's progress. A typical treatment program at a CBHS facility integrates physicians and other patient-care professionals with structured activities, providing patients with testing, adjunctive therapies (occupational, recreational and other), group therapy, individual therapy and educational programs. A treatment program includes one or more of the types of treatment settings provided by CBHS' continuum of care. For those patients who do not have a personal psychiatrist or other specialist, the hospital refers the patient to a member of its medical staff.

A significant portion of hospital admissions are provided by referrals from former patients, local marketplace advertising, managed care organizations and physicians. Professional relationships are an important aspect of the ongoing business of a behavioral care facility. Management believes the quality of CBHS' treatment programs, staff employees and physical facilities are important factors in maintaining good professional relationships.

CBHS was created on June 17, 1997 when Crescent Operating acquired, for $5.0 million, a 50% membership interest in CBHS. CBHS is a limited liability company which operates approximately 90 behavioral healthcare facilities (the "Facilities") and is the nation's largest operator of acute-care psychiatric hospitals and other behavioral health care facilities.

Under CBHS' operating agreement, Crescent Operating and Magellan's wholly owned subsidiary, Charter, Inc. (collectively, the "Members") each was required to contribute an additional $2.5 million and to loan $17.5 million to CBHS, in addition to each member's original investment. During 1997, each of the Members contributed the additional $2.5 million and made loans (evidenced by promissory notes) to CBHS in the aggregate principal amount of $17.5 million (the "Initial Amount"). On November 16, 1997, effective September 30, 1997, each of the promissory notes was exchanged for cumulative redeemable preferred interests (the "Redeemable Preferred Interests") in CBHS. Each Redeemable Preferred Interest entitles its holder to a preferred return on the profits of CBHS, which is to be calculated at the rate of 10% per annum of the Initial Amount, compounded monthly. CBHS upon approval of at least 80% of the members of its Governing Board, may redeem all but not less than all of the Redeemable Preferred Interests, at its option, on or after April 1, 1998, for cash or promissory notes, or a combination thereof, provided that the holders of the Redeemable Preferred Interests are treated identically.

On June 17, 1997 CBHS and certain of its subsidiaries entered into a triple-net operating lease agreement (the "Facilities Lease") with Crescent Real Estate Funding VII, L.P. ("Crescent Funding"), a subsidiary of Crescent Equities, under which most of the Facilities are leased from Crescent Funding. The initial term of the Facilities Lease is 12 years, with four renewal terms of five years each. CBHS may renew the Facilities Lease at its option upon notice at least one year prior to the end of the initial term or any renewal term. The base rent for the first year of the initial term of the Facilities Lease is $41.7 million. The base rent increases by 5% compounded annually.

Magellan (through a wholly owned subsidiary) has granted a franchise for each Facility (the "Master Franchise Agreement"), and CBHS has entered into and caused each subsidiary/lessee of a Facility to enter into a franchise agreement (the "Subsidiary Franchise Agreements" and, together with the Master Franchise Agreement, the "Franchise Agreements") for such Facility. Under the Franchise Agreements, CBHS and its subsidiaries have the right to use the "CHARTER" System in connection with the management and administration of behavioral healthcare facilities. Magellan will continue to operate and provide the toll free 1-800-CHARTER telephone number and call center to provide substantially the same service to the CBHS franchisees as provided by the call center to the Facilities when operated by Magellan. The CBHS franchisees will advertise the 1-800-CHARTER telephone number and otherwise use the call center as a means of assisting customers to locate the places of business of franchisees of Magellan.

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

Franchise fees are payable monthly by CBHS under the Master Franchise Agreement and equal the greater of (i) $78.2 million, subject to increases for inflation; or (ii) $78.2 million, plus 3% of CBHS Gross Revenues (as defined in the agreement) over $1 billion and not exceeding $1.2 billion, and 5% of CBHS Gross Revenues over $1.2 billion. Pursuant to a subordination agreement entered into by CBHS, Crescent Funding and Magellan, franchise fees, generally, are subordinated to base rent. CBHS has not made any franchise fee payments to Magellan since August 1998 and, as a result, is in default under the Master Franchise Agreement. For the year ended December 31, 1998 and 1997, CBHS paid franchise fees to Magellan in the amounts of $21.0 million and $42.3 million, respectively.

In addition to other remedies, whenever franchise fees are past due for any reason in the amount of $6 million or more, Magellan will have the right to prohibit any incentive compensation to CBHS management and prohibit any vesting of CBHS management equity. Whenever fees are past due in the amount of $18 million or more, Magellan will have the right to prohibit any salary increases for key personnel of CBHS, prohibit any additional hiring by CBHS and prohibit any new direct or indirect hospital acquisitions or joint venture participation. If franchise fees are past due in an amount greater than $24 million, Magellan will have the right to require a 5% cutback on budgeted expenses under the then-current approved CBHS annual budget, require monthly approval of expenditures of CBHS by Magellan, including capital and operating expenditures, and require transfer of control and management of CBHS and CBHS franchisees to Magellan. As of December 31, 1998, franchise fee arrearages were approximately $58.5 million.

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

On November 3, 1998, John C. Goff, one of the Company's two representatives on the Governing Board of CBHS, resigned. Richard P. Knight, the Company's Chief Financial Officer, has been appointed to fill the vacancy and Jeffrey L. Stevens was appointed as chairman of the Governing Board.

On November 5, 1998, Magellan Health Services, Inc. ("Magellan") sent a letter to Crescent Operating alleging that Crescent Operating (i) owes $2.3 million for the reimbursement of expenses incurred in connection with attempts to obtain financing for CBHS' payment obligations under that certain Purchase Agreement, dated as of March 3, 1998, among CBHS, Magellan and certain subsidiaries of Magellan (the "Purchase Agreement"), (ii) owes Magellan a $5 million termination fee under a related Support Agreement, dated as of March 3, 1998, between the Company and Magellan (the "Support Agreement"), in connection with the termination of the Purchase Agreement and an Equity Purchase Agreement, also dated as of March 3, 1988, among the Company, certain subsidiaries of Magellan and Magellan (the "Equity Purchase Agreement") and (iii) may have failed to use "commercially reasonable efforts" to secure financing for the transactions contemplated by the Purchase Agreement. Because the Company's obligations under the Support Agreement and the Equity Purchase Agreement were subject to prior satisfaction of certain conditions that have not been met, the Company believes that it is under no obligation to reimburse CBHS for expenses incurred in connection with attempts to obtain financing for CBHS' payment obligations under the Purchase Agreement or to pay the $5 million termination fee to Magellan. In December 1998, Crescent Operating placed $2.5 million in escrow pending the outcome of the arbitration in an effort to demonstrate its interest in resolving these issues amicably.

On January 11, 1999, Magellan filed a Demand for Arbitration with the American Arbitration Association, in which Magellan claimed that the Company had breached the Support Agreement and Equity Purchase Agreement. The Demand for Arbitration alleges that the Company had unilaterally abandoned both agreements and had failed to use commercially reasonable best efforts to obtain financing for the contemplated transactions. Magellan seeks reimbursement from the Company of all financing costs, payment of the termination fee, and payment of unspecified damages for the Company's alleged breach of the Support Agreement.

On January 29, 1999, the Company filed an Answer to the Demand, in which the Company denies any liability to Magellan. The Answer to the Demand alleges, among other things, that the parties mutually consented to the termination and abandonment of the Support Agreement and Equity Purchase Agreement and that the condition precedent to the Company's obligations under both Agreements did not occur. The parties have agreed upon an arbitrator, but have agreed to stay all proceedings in the arbitration until April 15, 1999 while they attempt to resolve the issues in dispute.

MARKET INFORMATION

In general, the operation of behavioral healthcare programs is characterized by intense competition. The Company anticipates that competition will become more intense as pressure to contain the rising costs of health care continues to intensify, particularly as programs such as those operated by CBHS are perceived to help contain mental health care costs. Each of the Facilities competes with other hospitals and behavioral healthcare facilities, some of which are larger and have greater financial resources than the Facilities. Some competing facilities are owned and operated by governmental agencies, others by nonprofit organizations supported by endowments and charitable contributions. Facilities frequently draw patients from areas outside their immediate locale and, therefore, the Facilities may, in certain markets, compete with both local and distant hospitals and other facilities. In addition, the Facilities compete not only with other psychiatric hospitals, but also with psychiatric units in general hospitals. With respect to outpatient services, CBHS competes with private practicing mental health professionals, publicly funded mental health centers, and partial hospitalization and other intensive outpatient services programs and facilities. The competitive position of a particular facility is, to a significant degree, dependent upon the number and quality of physicians who practice at the facility and who are members of its medical staff. There can be no assurance that CBHS will be able to compete effectively with its present or future competitors, and any such inability could have a material adverse effect on the CBHS' business, financial condition and results of operations.

In an era of cost-containment and the reduction of dollars available for care, behavioral healthcare providers have focused attention on developing treatment approaches that respond to payors' increasing demands for shorter stays, lower costs, and expanded access to care. Changes in the mix of services, the prices of services, and the intensity of service are all part of this response. These changes have also been bolstered by a rapidly expanding science base, improved medications management, and the growing availability of non-hospital treatment settings in more and more communities that help to make it possible to manage complex and severe illnesses in less intensive treatment settings. One of the effects that the behavioral healthcare industry is experiencing is an increasing percentage of non-inpatient care. According to the National Association of Psychiatric Health Systems 1997 Annual Survey Report, the most recent available report, nearly one in four admissions in 1996 was to a service other than inpatient hospitalization, compared to just one in ten admissions in 1992. Although non-inpatient services are rapidly growing, total inpatient admissions also have increased. In general, inpatient and non-inpatient admissions are increasing, but average length of stay and care costs are decreasing.

Due to these changes in the behavioral healthcare industry, a hospital's position relative to its competitors may be affected by its ability to obtain contracts with HMOs, PPOs and other managed care plans for the provision of health care services. Although such contracts generally provide for discounted services, pre-admission certification and concurrent length of stay reviews, they also provide a strong patient referral base. The importance of entering into contracts with HMOs, PPOs and other managed care companies varies from market to market and depends upon the market strength of the particular managed care company.

OPERATIONAL STATISTICS

The underlying data used to create the following table was provided by CBHS Management.



                                                    For the                           For the
                                           Quarter Ended December 31,                Year Ended              For the
                                          -----------------------------             September 30,        106 Days Ended
                                            1998(4)            1997                    1998           September 30, 1997
                                          ------------     ------------             ------------      ------------------
Average Licensed Beds                                                                                         7,411
     Behavioral Healthcare ............          7,545            7,347                  7,206
     Long-term Healthcare .............             70             --                     --
Consolidated Net Revenue
     (in thousands)(1) ................   $    182,221     $    175,228              $ 730,447           $  213,730


Total Patient Days (2) ................        345,496          325,147              1,349,165              376,796

Total Equivalent Patient Days(3) ......        388,797          365,213              1,518,412              424,292

Admissions ............................         30,148           28,596                122,018               33,912

Average Length of Stay (Days)
     Behavioral Healthcare ............           10.8             10.9                   11.1                 11.4
     Long-term Healthcare .............           24.8             --                     --                   --

Consolidated Net Revenue Per Equivalent
   Patient Days
     Behavioral Healthcare ............   $        467     $        480              $     481           $     504
     Long-term Healthcare .............   $        601             --                     --                   --

--------------------------------

(1)  Includes inpatient and outpatient revenue.

(2)  Number of 24-hour periods of inpatient care provided.

(3) Patient days plus outpatient revenue, divided by inpatient average daily rate.

(4) Amounts include two long-term specialty care operations acquired September 29, 1998.

                                OTHER INVESTMENTS

HICKS MUSE TATE & FURST EQUITY FUND II, LP

As part of the Carter-Crowley transaction, Crescent Operating purchased a limited partner interest in Hicks-Muse from Crescent Equities for $9.6 million. As of December 31, 1998, Crescent Operating participated in Hicks-Muse on an investment-by-investment basis and did not own an interest in all investments included in the Hicks-Muse portfolio. In connection with the purchase of the Carter-Crowley Assets, Crescent Operating assumed Carter-Crowley's commitment to invest $10 million in Hicks-Muse.

On March 26, 1999, the Company signed a definitive agreement to sell its interest in Hicks-Muse for $8.1 million to an unrelated party. The sale will result in a $0.3 million gain to be recognized in the first quarter of 1999. The Company believes that the sale price represented a fair market price for its interest. All of the sales proceeds will be applied against the Company's indebtedness to Crescent Partnership, $7.4 million of which was required as a condition of releasing its security interest in Hicks-Muse.

MAGELLAN WARRANTS

In connection with the transaction in which the Company acquired its 50% membership interest in CBHS, the Company purchased, for $12.5 million, warrants to acquire 1,283,311 shares of Magellan common stock for an exercise price of $30 per share. The Magellan warrants are exercisable in varying increments beginning on May 31, 1998 and ending on May 31, 2009. Management has written down its investment in the warrants based on the estimated fair value of the warrants of $2.7 million at December 31, 1998, using the Black-Scholes pricing model.

                                   EMPLOYEES

As of December 31, 1998, Crescent Operating and the following consolidated subsidiaries had the following employees:


Crescent Operating-corporate.................               10
Equipment Sales and Leasing segment..........              297
Hospitality segment..........................              710
Land Development segment.....................              670
                                                     ---------
                                                         1,687
                                                     =========


The Company has excluded employees of CBHS, Woodlands Operating, Landevco, URS Logistics and AmeriCold Corporation, as these subsidiaries represent equity investments for financial reporting purposes.

Prior to December 1, 1998, the Company had no corporate employees but used the services of Petroleum Financial, Inc. ("PFI") pursuant to a cost plus contract. That contract was terminated by the Company in December 1998 and the Company employed persons previously employed by PFI for such services for the Company.

ITEM 2.  PROPERTIES

At December 31, 1998, the Company, through its subsidiary, Crescent Machinery, owned fee simple interests in three properties. The properties are located in Dallas, Austin and Houston, Texas. The Company, directly or indirectly, also held leasehold interests in certain facilities, including CBHS' hospital facilities and the Hospitality Properties (collectively, the "Leased Properties"). Management believes that each of the owned and the Leased Properties is adequately maintained and suitable for use in its respective capacity. The Company or certain of its subsidiaries has entered into lease agreements in respect of the Leased Properties, pursuant to which each respective lessee is responsible for routine maintenance of the subject property.

ITEM 3.  LEGAL PROCEEDINGS

On November 5, 1998, Magellan sent a letter to Crescent Operating alleging that Crescent Operating (i) owes $2.3 million for the reimbursement of expenses incurred in connection with attempts to obtain financing for CBHS' payment obligations under the Purchase Agreement, (ii) owes Magellan a $5 million termination fee under the related Support Agreement, in connection with the termination of the Purchase Agreement and the Equity Purchase Agreement, and
(iii) may have failed to use "commercially reasonable efforts" to secure financing for the transactions contemplated by the Purchase Agreement. Because the Company's obligations under the Support Agreement and the Equity Purchase Agreement were subject to prior satisfaction of certain conditions that have not been met, the Company believes that it is under no obligation to reimburse CBHS for expenses incurred in connection with attempts to obtain financing for CBHS' payment obligations under the Purchase Agreement or to pay the $5 million termination fee to Magellan. In December 1998, Crescent Operating placed $2.5 million in escrow pending the outcome of the arbitration in an effort to demonstrate its interest in resolving these issues amicably.

On January 11, 1999, Magellan filed a Demand for Arbitration with the American Arbitration Association, in which Magellan claimed that the Company had breached the Support Agreement and Equity Purchase Agreement. The Demand for Arbitration alleges that the Company had unilaterally abandoned both agreements and had failed to use commercially reasonable best efforts to obtain financing for the contemplated transactions. Magellan seeks reimbursement from the Company of all financing costs, payment of the termination fee, and payment of unspecified damages for the Company's alleged breach of the Support Agreement.

On January 29, 1999, the Company filed an Answer to the Demand, in which the Company denies any liability to Magellan. The Answer to the Demand alleges, among other things, that the parties mutually consented to the termination and abandonment of the Support Agreement and Equity Purchase Agreement and that the condition precedent to the Company's obligations under both Agreements did not occur. The parties have agreed upon an arbitrator, but have agreed to stay all proceedings in the arbitration until April 15, 1999 while they attempt to resolve the issues in dispute.

In the ordinary course of business, the Company and its subsidiaries are subject to claims and litigation, but, except as set forth above, the Company and its subsidiaries and their respective properties are not subject to any material pending litigation other than ordinary litigation incidental to their businesses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the Registrant's fiscal year ended December 31, 1998.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Effective June 12, 1997, shares of the Company's common stock were distributed to shareholders of Crescent Equities and unit holders of Crescent Partnership of record on May 30, 1997. For Crescent Equities shareholders, the distribution was made on the basis of one share of Crescent Operating common stock for every 10 common shares of beneficial interest of Crescent Equities held on the record date, and for limited partners of Crescent Partnership, the distribution was made on the basis of one share of Crescent Operating common stock for every 5 units of limited partnership interest held on the record date. The Company's common stock, $0.01 par value per share, began trading on the OTC Bulletin Board on June 13, 1997. Effective September 8, 1997, the Company's common stock was listed on the NASDAQ National Market under the symbol "COPI".

The following table reflects the high and low bid prices of the common stock for each calendar quarter indicated.

                 1998                          HIGH                     LOW
                 ----                          ----                     ---
March 31................................   $       25.00          $       18.19
June 30.................................   $       24.50          $       16.50
September 30............................   $       17.13          $        3.50
December 31.............................   $       6.875          $        2.78


                 1997                          HIGH                     LOW
                 ----                          ----                     ---
June 13-June 30.........................   $       16.00          $       3.00
September 30............................   $       23.63          $      12.00
December 31.............................   $       28.75          $      16.13

o On December 11, 1998, the Company received notice from Nasdaq that the Company has failed to maintain a closing bid price of greater than or equal to $5.00 in accordance with Nasdaq Marketplace Rule 4450 (b)(4) under Maintenance Standard (2) for continued listing on the National Market System (NMS). The Company will have a hearing with Nasdaq on May 6, 1999 regarding this issue. The result of this hearing will determine whether the Company can continue its NMS listing. Pending the outcome of the hearing, the Company's common stock will continue to be listed for trading on NMS. In the event that the Company does not meet the NMS maintenance requirement prior to the hearing date or otherwise prevail at the hearing, the Company will request an extension or that its shares be listed on the Nasdaq SmallCap Market. While the Company believes that it will satisfy the requirements for listing on the Nasdaq SmallCap Market, there can be no assurances that Nasdaq will approve listing of the Company's shares on such markets.

o On June 11, 1997, prior to entering into the credit agreement with NationsBank of Texas N.A. ("NationsBank"), Crescent Operating paid a one-time dividend of approximately $2.4 million to its then sole stockholder, Crescent Partnership, in connection with the sale of a limited partner interest in the partnership that owned the Dallas Mavericks. Crescent Operating intends to use its available funds to pursue investment and business opportunities. Payment of dividends on Crescent Operating common stock is prohibited under credit agreements the Company has entered into with Crescent Partnership and NationsBank.

o On December 17, 1997, the Company issued to Preco Machinery Sales, Inc., 130,000 unregistered shares of common stock at $18 per share, par value $.01 per share, in payment of $2.3 million of $4.0 million purchase price of Preco. The shares were issued in a private placement to fewer than 35 persons who were unaffiliated with the Company, and who either represented that they were accredited, or that they had sufficient knowledge and experience in financial and business matters to evaluate the merits and risks of investing in the Shares. The shares may not be sold or otherwise transferred unless they are registered under the Securities Act of 1933 (the "Act") and applicable state securities laws or are covered by a registration exemption. Restrictions on the transfer of the shares are evidenced by a restrictive legend on the stock certificate representing the Shares. The Company believes the Shares were exempt from registration at the time of issuance pursuant to Section 4(2) of the Act.

o On April 30, 1998, the Company issued to Central Texas Equipment Co., 128,551 unregistered shares of common stock at $20.50 per share, par value $0.01 per share, in payment of $2.6 million of the $9.7 million purchase price of Central Texas. The shares were issued in a private placement to fewer than 35 persons who were unaffiliated with the Company, and who either represented that they were accredited, or that they had sufficient knowledge and experience in financial and business matters to evaluate the merits and risks of investing in the shares. The Shares may not be sold or otherwise transferred unless they are registered under the Act and applicable state securities laws or are covered by a registration exemption. Restrictions on the transfer of the shares are evidenced by a restrictive legend on the stock certificate representing the Shares. The Company believes the Shares were exempt from registration at the time of issuance pursuant to Section 4(2) of the Act.

o On June 8, 1998, the Company issued to Machinery, Inc., 38,170 unregistered shares of common stock at $19.77 per share, par value $0.01 per share, in payment of $0.7 million of the $2.8 million purchase price of Machinery, Inc. The Shares were issued in a private placement to fewer than 35 persons who were unaffiliated with the Company, and who either represented that they were accredited, or that they had sufficient knowledge and experience in financial and business matters to evaluate the merits and risks of investing in the shares. The Shares may not be sold or otherwise transferred unless they are registered under the Act and applicable state securities laws or are covered by a registration exemption. Restrictions on the transfer of the shares are evidenced by a restrictive legend on the stock certificate representing the Shares. The

     Company believes the shares were exempt from registration at the time of issuance pursuant to Section 4(2) of the Act.

As of March 30, 1998, there were approximately 286 holders of record of the common stock of Crescent Operating.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain summary historical financial information for the Company and for the Predecessor. For purposes of this table, the Predecessor consists of Moody-Day and Hicks-Muse. The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Financial Statements and Supplementary Data included in Item 8.



                                                               (Dollars In Thousands)
                              ---------------------------------------------------------------------------------------------------
                                   Crescent Operating, Inc.            Carter-Crowley Asset Group (Predecessor)
                              --------------------------------------   ----------------------------------------------------------
                                                   For the Period       For the Period
                                                        From                 From            For the Year Ended December 31,
                                                     May 9, 1997        January 1, 1997    --------------------------------------
                                       1998        December 31, 1997     to May 8, 1997      1996            1995         1994
                                    -----------    -----------------    ----------------   ---------      ----------    ---------
Operating Data:
   Revenues ....................... $   493,248    $       156,882      $        4,657     $  10,394      $    9,147    $   7,671
   Income (loss) from
        operations ................       9,886               (993)                158           109              89           83
   Net income (loss) ..............       1,141            (22,165)                 25          (111)             79           43
   Income (loss) per share-basic
   and diluted ....................         .10              (2.00)                 --            --              --           --


Balance Sheet Data:
   Total assets ................... $   937,333    $       602,083                         $  17,483      $   13,230    $   5,348
   Total debt .....................     371,139            258,129                             5,405           3,121        1,375
   Total shareholders' equity .....     (16,068)            (8,060)                           10,925           9,358        3,338


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

The following table sets forth financial data for the Company and the Predecessor. The year ended December 31, 1996 includes only the operations of the Predecessor. The year ended December 31, 1997 includes operations of the Predecessor from January 1, 1997 through May 8, 1997, and the operations of the Company from May 9, 1997 through December 31, 1997.
The year ended December 31, 1998 includes only the operations of the Company.


                                                       For the                For the               For the
                                                     Year Ended             Year Ended             Year Ended
(In thousands)                                    December 31, 1998      December 31, 1997      December 31, 1996
                                                  -----------------      -----------------      -----------------
REVENUES
  Equipment sales & leasing                       $          85,365      $          15,175      $          10,394
  Hospitality                                               229,491                 79,468                   --
  Land development                                          178,392                 66,897                   --
                                                  -----------------      -----------------      -----------------
     Total revenues                                         493,248                161,540                 10,394
                                                  -----------------      -----------------      -----------------
OPERATING EXPENSES
  Equipment sales & leasing                                  79,011                 14,282                 10,285
  Hospitality direct expenses                               170,556                 62,542                   --
  Hospitality properties rent                                52,276                 16,694                   --
  Land Development direct expenses                          178,372                 67,095
  General and administrative expenses                         3,147                  1,761                   --
                                                  -----------------      -----------------      -----------------
     Total operating expenses                               483,362                162,374                 10,285
                                                  -----------------      -----------------      -----------------
INCOME (LOSS) FROM OPERATIONS                                 9,886                   (834)                   109
                                                  -----------------      -----------------      -----------------
INVESTMENT INCOME (LOSS)                                     27,684                (16,423)                  --
                                                  -----------------      -----------------      -----------------
OTHER (INCOME) EXPENSE
  Interest expense                                           18,262                  5,616                    357
  Interest income                                            (3,876)                (1,764)                   (52)
  Other                                                         182                   (162)                   (27)
                                                  -----------------      -----------------      -----------------
     Total other (income) expense                            14,568                  3,690                    278
                                                  -----------------      -----------------      -----------------
INCOME (LOSS) BEFORE MINORITY
    INTERESTS AND INCOME TAXES                               23,002                (20,947)                  (169)

INCOME TAX (PROVISION) BENEFIT                               (5,521)                  (626)                    58
                                                  -----------------      -----------------      -----------------
INCOME (LOSS) BEFORE MINORITY INTERESTS                      17,481                (21,573)                  (111)

MINORITY INTERESTS                                          (16,340)                  (566)                  --
                                                  -----------------      -----------------      -----------------
NET INCOME (LOSS)                                 $           1,141      $         (22,139)     $            (111)
                                                  =================      =================      =================


YEAR ENDED DECEMBER 31, 1998, COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

Revenues

Equipment Sales and Leasing revenues represent revenues from Crescent Machinery. Equipment sales and leasing revenues increased approximately $70.2 million to $85.4 million for the year ended December 31, 1998, compared to $15.2 million for the year ended December 31, 1997. Approximately $65.4 million of the increase from the prior year relates to the Company's acquisitions of Preco Machinery Sales, Inc. ("Preco"), which was effective as of December 1, 1997, Central Texas, which was effective as of April 30, 1998, Machinery, Inc., which was effective as of June 8, 1998, Western Traction, which was effective as of July 1, 1998, Harvey, Inc., which was effective as of July 31, 1998 and 4-K, which was effective as of July 31, 1998. The remaining increase in revenues relates to same store growth at locations owned by the Company prior to such acquisitions. Same store revenues increased $4.8 million to $17.6 million for the year ended December 31, 1998, primarily as a result of increased rentals of equipment at existing Crescent Machinery locations.

Hospitality revenues represent revenues from Hospitality Properties leases. Hospitality revenues increased approximately $150.0 million to $229.5 million for the year ended December 31, 1998, compared to $79.5 million for the year ended December 31, 1997. The increase over the prior period is primarily due to the fact that the Company was not involved in the Hospitality segment prior to July 31, 1997.

Land development revenues represent revenues from Desert Mountain and CDMC prior to the elimination of the 95% minority interest. Land Development revenues of $178.4 million for the year ended December 31, 1998 represent a $111.5 million increase over the year ended December 31, 1997 revenues of $66.9 million primarily due to the fact that the Company was not involved in Desert Mountain prior to September 29, 1997, or in CDMC prior to September 30, 1998.


Operating Expenses

Equipment Sales and Leasing direct expenses increased $64.7 million to $79.0 million for the year ended December 31, 1998, compared to $14.3 million for the year ended December 31, 1997. Approximately $62.2 million of the increase for the year ended December 31, 1998 relates to the Company's acquisitions. The remaining increase in direct expenses relates to the additional costs incurred as a result of the increase in equipment sales and leasing revenue.

Hospitality direct expenses represent costs incurred by the full-service hotels, as well as by the destination, health and fitness resorts and Hospitality Properties rent paid to Crescent Equities. Hospitality direct expenses increased $143.6 million to $222.8 million for the year ended December 31, 1998, compared to $79.2 million for the year ended December 31, 1997. The increase of Hospitality direct expenses over the prior period amount is due to the fact that Crescent Operating was not involved in the Hospitality segment until July 31, 1997.

Land Development direct expenses represent operating costs incurred by Desert Mountain and CDMC prior to the elimination of the 95% minority interest. Land Development direct expenses of $178.4 million for the year ended December 31, 1998, represent a $111.3 million increase over the year ended December 31, 1997 Land Development direct expenses of $67.1 million primarily due to the fact that the Company had not invested in Desert Mountain prior to September 29, 1997, or in CDMC prior to September 30, 1998.

General and administrative expenses of $3.1 million for the year ended December 31, 1998, consists of corporate expenses such as legal and accounting costs, insurance costs, corporate salaries and general overhead costs. The increase in general and administrative expenses of $1.3 million over the year ended December 31, 1997 is due to additional costs incurred as a result of the substantial growth of the Company since the prior year as well as 1998 being the first full year of operations.

Investment Income (Loss)

Investment income of $27.7 million for the year ended December 31, 1998 consisted of investment income from Hicks-Muse of $3.1 million, equity in income of Landevco of $19.2 million, equity in income of Woodlands Operating of $1.2 million, equity in income of CDMC projects of $5.6 million and equity in income of AmeriCold Logistics of $4.0 million, offset by equity in losses of CBHS of $5.4 million. The investment loss for the year ended December 31, 1997 of $16.4 million primarily represents the Company's share of losses from CBHS. The overall increase in investment income over the prior year is due to the Company owning the majority of its investments for less than half of the year in 1997, as well as the fact that the CBHS investment was written off in early 1998 resulting in no further losses being recognized in connection with CBHS in 1998.

Other (Income) Expense

Interest expense increased $12.6 million to $18.3 million for year ended December 31, 1998, compared to $5.6 million for the year ended December 31, 1997. The increase over prior periods was primarily the result of an increase in debt levels at Crescent Operating and Crescent Machinery as a result of acquisitions late in 1997 and in 1998, as well as the inclusion of a full year of interest for Desert Mountain in 1998 as compared to only three months in 1997.

Interest income increased $2.1 million to $3.9 million for the year ended December 31, 1998, compared to $1.8 million for the year ended December 31, 1997. The increase over prior periods is due primarily to additional interest income from lot sale notes receivable at Desert Mountain and interest income on the notes receivable from Landevco, neither of which was acquired until September 29, 1997.

Income Tax (Provision) Benefit

Income tax provision of approximately $5.5 million for the year ended December 31, 1998 consisted of a $2.7 million tax provision for the Hospitality segment, a $7.4 million tax provision for the Land Development segment and a $1.5 million tax provision for the Equipment Sales and Leasing segment, offset by a $2.2 million benefit for the Healthcare segment and a $4.1 million benefit at the corporate level. The Company generally provides for taxes using an assumed 40% effective rate on the Company's share of income or loss. The effective rate presented in the statement of operations is skewed primarily due to the minority interests in the Company's operations.

Minority Interests

Minority interests of approximately $16.3 million for the year ended December 31, 1998 consisted primarily of the 95% minority interest in the Refrigerated Warehousing and the Land Development segments. The increase of $15.8 million over the year ended December 31, 1997 amount of $0.6 million is due to the acquisitions of the Refrigerated Warehousing and Land Development segments occurring in October 1997 and September 1997, respectively.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Revenues

Equipment Sales and Leasing revenues represent revenues from Crescent Machinery. Equipment sales and leasing revenues increased approximately $4.8 million to $15.2 million for the year ended December 31, 1997, compared to $10.4 million for the year ended December 31, 1996. Approximately $2.3 million of the increase from the prior year relates to the Company's acquisition of Preco, which was effective as of December 1, 1997. The remaining increase in revenues relates primarily to the expansion of equipment rentals.

Hospitality revenues represent revenues from the Hospitality Properties. As the Company was not involved in the Hospitality segment prior to July 31, 1997, Hospitality revenues of $79.5 million for the year ended December 31, 1997 represent 100% of the increase over the year ended December 31, 1996.

Land Development revenues represent revenues from Desert Mountain prior to the elimination of the 95% minority interest. As the Company was not involved in Desert Mountain prior to September 29, 1997, Land Development revenues of $66.9 million for the year ended December 31, 1997, represent a 100% increase over the year ended December 31, 1996.

Operating Expenses

Equipment Sales and Leasing direct expenses increased $4.0 million to $14.3 million for the year ended December 31, 1997, compared to $10.3 million for the year ended December 31, 1996. Approximately $2.1 million of the increase for the year ended December 31, 1997 relates to the Company's acquisition of Preco. The remaining increase in direct expenses relates to the additional costs incurred as a result of the increase in equipment sales and leasing revenues.

Hospitality direct expenses, represent costs incurred by the full-service hotels, as well as by the destination, health and fitness resorts and Hospitality Properties rent paid to Crescent Equities. As the Company was not involved in the Hospitality segment prior to July 31, 1997, Hospitality direct expenses of $79.2 million for the year ended December 31, 1997 represent 100% of the increase over the year ended December 31, 1996.

Land Development direct expenses represent operating costs incurred by Desert Mountain prior to the elimination of the 95% minority interest. As the Company had not invested in Desert Mountain prior to September 29, 1997, Land Development direct expenses of $67.1 million for the year ended December 31, 1997 represent a 100% increase over the year ended December 31 1996.

General and administrative expenses of $1.8 million for the year ended December 31, 1997 consisted of corporate expenses such as legal and accounting costs, insurance costs, corporate salaries and general overhead costs. As the Company was not formed until May of 1997, there were no corporate general and administrative expenses for the year ended December 31, 1996.

Investment Income (Loss)

Investment loss of $16.4 million for the year ended December 31, 1997 consisted primarily of the $19.6 million loss recognized on the Company's investment in CBHS, offset by investment income in Landevco of $2.4 million and investment income from Hicks Muse of $0.6 million. As the Company did not have investments in CBHS or Landevco prior to June 1997, there are no prior year amounts for comparative purposes.

Other (Income) Expense

Interest expense increased $5.2 million to $5.6 million for year ended December 31, 1997, compared to $0.4 million for the year ended December 31, 1996. The increase over the prior period was primarily the result of an increase in debt levels as a result of the formation of the Company in 1997 and various acquisitions late in 1997.

Interest income increased $1.7 million to $1.8 million for the year ended December 31, 1997, compared to $0.1 million for the year ended December 31, 1996. The increase over the prior period was due primarily to interest income from lot sale notes receivable at Desert Mountain and interest income on the notes receivable from Landevco neither of which was acquired until September 29, 1997.

Minority Interests

Minority interests of approximately $0.6 million for the year ended December 31, 1997 consisted primarily of the 95% minority interest in the Refrigerated Warehousing and the Land Development segments. In 1996, the Company did not have investments in the Refrigerated Warehousing or Land Development segments, and, therefore, did not have minority interests.

Income Tax (Provision) Benefit

Income tax provision of approximately $0.6 million for the year ended December 31, 1997, consisted primarily of the $0.6 million tax provision related to the Land Development segment. Due to the significant losses related to CBHS, the tax benefit related to the CBHS losses was reserved for through a valuation allowance in 1997. The change in tax provision of $0.7 million from the prior year amount of $0.1 million was due to the fact that the Company only had operations from the Equipment Sales and Leasing segment in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that equity and debt financing alternatives currently available to it include public or private issuances of equity to existing holders, issuances of equity in connection with acquisitions of additional assets and obtaining additional secured debt from Crescent Partnership, or in connection with a refinancing of existing secured debt, from other lenders. However, there can be no assurances that any of these sources will be available to the Company or that the amount of capital available from these sources will be adequate to meet the Company's needs or requests.

Cash Flows

Net cash flows provided by operating activities for the year ended December 31, 1998 were $31.9 million compared with the net cash provided by operating activities of $45.6 million and $0.5 million for the years ended December 31, 1997 and 1996, respectively. Significant components of the $31.9 million of cash provided by operating activities for the year ended December 31, 1998 were an increase in deferred revenue of $49.1 million, an increase in minority interests of $16.3 million and $13.7 million of depreciation expense, offset by investment income of $27.7 million and development of real estate of $22.1 million.

Net cash flows used in investing activities for the year ended December 31, 1998 were $120.4 million compared with the net cash used in investing activities of $66.7 million and $3.1 million for the years ended December 31, 1997 and 1996, respectively. Significant components of the $120.4 million of cash used in investing activities for the year ended December 31, 1998 were $121.1 million for the acquisition of business interests by minority interests, $30.3 million for the purchase of property and equipment and $15.8 million for the acquisition of business interests, net of cash acquired, offset by $21.6 million and $23.9 million of net proceeds from sale and collection of notes receivable and distributions received, respectively.

Net cash flows provided by financing activities for the year ended December 31, 1998 were $87.9 million compared with the net cash provided by financing activities of $64.7 million and $2.3 million for the years ended December 31, 1997 and 1996, respectively. Significant components of the $87.9 million of cash provided by financing activities for the year ended December 31, 1998 were $120.4 million of capital contributions by minority interests, and $98.1 million of proceeds from the issuance of long term debt, offset by payments on long-term debt of $100.0 million.

Financing Attributable to Corporate and Wholly-Owned Subsidiaries

Effective March 12, 1999, the Company agreed to make a permanent reduction in its $30.4 million 12% line of credit with Crescent Partnership commensurate with the proceeds from the sale of 80% of the Company's 2% interest in AmeriCold Logistics. The line of credit is cross-collateralized and cross-defaulted with the Company's other borrowings from Crescent Partnership. On March 12, 1999, the Company received $13.2 million of proceeds and correspondingly permanently reduced the availability under the line of credit from $30.4 million to $17.2 million.

Also effective March 12, 1999, the Company obtained from Crescent Partnership a $19.5 million line of credit bearing interest at a rate of 9% per annum. The line of credit has terms similar to the other line of credit with Crescent Partnership with the exception of the interest rate and is cross-collateralized and cross-defaulted with the Company's other borrowings from Crescent Partnership. Upon inception of this line of credit, the Company immediately borrowed the full $19.5 million with which it contributed approximately $15.5 million to the creation of AmeriCold Operations and used the remaining $4.0 million of proceeds to reduce the amount outstanding under the 12% line of credit with Crescent Partnership.

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

As a part of the acquisition of a two-thirds interest in the HCAC and the related $5.0 million note, the Company borrowed $1.8 million in the form of two notes (one for $1.0 million and the other for $0.8 million) from Crescent Partnership at an interest rate of 8.5% per annum. The $1.0 million note, which is collateralized by the $5.0 million note the Company purchased as part of the transaction, was payable on an interest-only basis through its maturity on September 21, 1998, and was paid in full upon maturity. The $0.8 million note is collateralized by the two-thirds interest in HCAC and matures September 22, 2002. Monthly principal and interest payments on the $0.8 million loan commenced in November 1997. As of December 31, 1998, there was $0.6 million outstanding on the $0.8 million note.

Crescent Machinery has various equipment notes payable under credit facilities which are collateralized by the equipment financed. The notes are payable in monthly principal and interest payments and bear interest at 6.0% to

10.9% per annum. These notes mature between 1998 and 2003. As of December 31, 1998, the outstanding balance on these equipment notes was $78.0 million, with available credit under the credit facilities of $73.0 million.

In August 1997, the Company obtained a $15.0 million unsecured bank line of credit from NationsBank. The line of credit is due in August 1999 and bears interest at the LIBOR rate plus 1%. The $15.0 million available under the line of credit from NationsBank was fully drawn as of December 31, 1998.

In connection with the formation and capitalization of Crescent Operating in the second quarter of 1997, Crescent Operating received approximately $14.1 million in cash from Crescent Partnership and Crescent Partnership loaned Crescent Operating approximately $35.9 million pursuant to a five-year term loan, maturing on May 8, 2002, of which approximately $24.2 million was outstanding as of December 31, 1998. The loan is a recourse loan that is collateralized, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets which the Company now owns or may acquire in the future. The loan bears interest at the rate of 12% per annum, compounded quarterly, with required quarterly principal and interest payments limited by quarterly cash flow of the Company as defined in the applicable credit agreement. The Company also obtained a $20.4 million line of credit from Crescent Partnership in connection with its formation and capitalization. Effective August 11, 1998, Crescent Operating increased the line of credit by $10 million to $30.4 million. Its maturity date and interest rate terms remained unchanged. Advances under the line of credit bear interest at the same rate as the term loan. The line of credit is payable on an interest-only basis during its term, which expires on the later of (i) May 21, 2002 or (ii) five years after the last draw under the line of credit (in no event shall the maturity date be later than June 2007). Draws may be made under the line of credit until June 22, 2002. The line of credit is a recourse obligation and amounts outstanding thereunder are collateralized, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets which the Company now owns or may acquire in the future. As of December 31, 1998, $27.7 million was outstanding under the line of credit.

Financing Attributable to Non Wholly-Owned Subsidiaries

Desert Mountain Properties also has a credit agreement with Crescent Partnership pursuant to which Crescent Partnership has advanced funds to Desert Mountain Properties through a "Junior Note" and a "Senior Note". The Junior Note evidences a $60.0 million advance from Crescent Partnership to Desert Mountain Properties and accrues interest at 14% per annum. The Senior Note evidences a $110.0 million advance from Crescent Partnership to Desert Mountain Properties and accrues interest at 10% per annum. The principal and interest on both the Junior Note and the Senior Note are payable in quarterly installments, based on proceeds from the operations of Desert Mountain Properties. As of December 31, 1998, the outstanding balances of the Junior Note and Senior Note were $60.0 million and $50.7 million, respectively.

Desert Mountain Properties entered into a $35 million credit facility with National Bank of Arizona in May 1998. The facility is comprised of (i) a $25 million line of credit available for vertical financing related to new home construction and bears an annual interest at the prime rate and (ii) a $10 million line of credit available for borrowings against certain notes receivable issued by Desert Mountain Properties and bears an annual interest rate of prime plus 1%. The credit facility is due in May 1999 with interest payable monthly, collateralized by land owned by Desert Mountain Properties, deeds of trust on lots sold and home construction. As of December 31, 1998, the outstanding balance on the line of credit with National Bank of Arizona was $10.0 million.

CDMC has a line of credit with Crescent Partnership that was increased from $28.2 million to $40.2 million effective May 8, 1998. The line of credit is due August 31, 2004, and bears interest at 11.5% per annum. Principal and interest payments are due as distributions are received, as defined by the agreement, from the operating entities in which CDMC invests. The line of credit is collateralized by CDMC's interests in the East West Resort Development partnerships, East West Resorts, LLC and CDMC's other property. As of December 31, 1998, $36.0 million was outstanding under the line of credit. CDMC also has a line of credit with Crescent Partnership for $22.9 million, bearing interest at 12% per annum, compounded annually. Principal and interest payments are due as distributions are received, as defined by the agreement, from the operating entities in which CDMC invests. The line of credit is due January 1, 2003. As of December 31, 1998, $15.0 million was outstanding on the $22.9 million line of credit. CDMC also has a term loan with Crescent Partnership for $3.1 million maturing June 2005. The note bears interest at 12%, with interest payable quarterly and principal payable annually in accordance with an increasing schedule. The note is collateralized by CDMC's interests in East West Resorts, LLC, the East West Development partnerships and CDMC's other property. As of December 31, 1998, $2.9 million was outstanding on the $3.1 million term note. Generally, CDMC's loans with Crescent Partnership are cross-collateralized and cross-defaulted.

The operating entities in which CDMC invests have various construction loans for East West projects which are collateralized by deeds of trust, security agreements and a first lien on the assets conveyed. The notes are payable in monthly principal and interest payments and bear interest at 6% to 9% per annum. The notes mature between 1998 and 2003. As of December 31, 1998, the outstanding balance on these construction notes was $32.8 million in the aggregate.

Effective January 1, 1999, CDMC entered into two loan agreements with Crescent Partnership which increased from $40 million to $48 million the existing credit line available, for investments in existing East West development projects and which created a new $40 million credit line for new development projects.

Effective July 28, 1998, CRL obtained from Crescent Partnership a $7.0 million line of credit bearing interest at a rate of 12% per annum. The line of credit is due August 1, 2003. The principal and interest are payable as borrower receives distributions pursuant to the CR License Operating Agreement and the CR Las Vegas Operating Agreement. As of December 31, 1998, no advances had been made on the line of credit.

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

The Company has engaged an independent firm to assist the Company in assessing its Year 2000 issues. The Company, along with the independent firm, is currently reviewing information technology systems (such as accounting systems and network operating systems) and non-information technology systems (such as microcontrollers). The Company believes that the assessment phase for both information technology and non-information technology systems is approximately 80% complete and anticipates that the assessment phase will be completed by May 1999.

Upon completion of the assessment phase, the Company will implement a modification phase. The modification phase will be followed by a testing phase. Although the initial assessment and testing is not yet complete, the Company has not yet identified any significant problem areas and believes that the mission-critical systems are or can be made compliant with minor upgrades.

The Company believes that its greatest economic exposure lies with its Hospitality and Equipment Sales and Leasing segments. Specifically within those segments, management believes that the most significant risk associated with

Year 2000 compliance issues relates to any inability of the Company's principal vendors and suppliers to become Year 2000 compliant in a timely manner. For example, if the computer systems used by the Company's principal equipment vendors or hotel suppliers were to fail as a result of a failure to achieve Year 2000 compliance, the Company may experience inventory shortages. Consequently, the Company could experience business interruptions which potentially could have a material adverse effect on the Company's operating results and financial position. The Company is requesting from its principal vendors and suppliers information regarding their Year 2000 issues and their plans to assure timely Year 2000 compliance. The Equipment Sales and Leasing segment has received a letter from JCB, its primary supplier, that JCB is Year 2000 compliant. The Company will continue working with its vendors, suppliers and other third-party contractors to assure that the Company will not be subjected to substantial business interruptions as a result of Year 2000 issues. There can be no assurance; however, that vendors, suppliers and other third parties will achieve Year 2000 compliance in a timely manner or that any non-compliance on the part of such persons will not have an adverse effect on the Company's operations.

Because the Company is still evaluating the status of its systems and those of third parties with which it conducts business, the Company has not yet developed a comprehensive contingency plan, and it is difficult to identify the "most reasonably likely worst-case scenario" at this time. As the Company identifies significant risks related to the Company's Year 2000 compliance, or if the Company's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the Company will develop appropriate contingency plans.

Based on the assessment thus far of information technology and non-information technology systems, the total cost to specifically assess and remediate both information technology and non-information technology systems if necessary does not appear to be material to the Company. All Year 2000 compliance costs are being expensed as incurred.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has fixed and variable rate notes payable and lines of credit which are subject to market risk related to changes in interest rates. The Company manages its market risk by attempting to match anticipated inflow of cash from its operating, investing and financing activities with anticipated outflow of cash to fund debt payments, investments and other cash requirements. The Company does not use derivative financial instruments to manage interest rate risk.

As of December 31, 1998, the Company had amounts outstanding under variable rate notes payable and lines of credit totaling $109.5 million, with a weighted average interest rate of 7.8% per annum. A hypothetical 10% increase in the weighted average interest rate on the Company's variable rate notes and lines of credit would cause a $0.9 million increase in interest expense and a decrease in the Company's earnings and cash flows of $0.6 million, based on the amount of variable rate debt outstanding as of December 31, 1998. In the event that interest rates increase significantly and the Company continues to have significant amounts outstanding under variable rate notes and credit lines, depending upon market conditions, the Company may be able to substitute fixed rate notes for some of its variable rate notes and credit lines to minimize its exposure to interest rate risk. There can be no assurance, however, that any such substitution could be arranged on terms that are satisfactory to the Company.

As of December 31, 1998, the Company had amounts outstanding under fixed rate notes payable and lines of credit totaling $261.6 million, with a weighted average interest rate of 11.1% per annum. In the event that interest rates decrease significantly, and market interest rates are substantially lower than the rates on the Company's fixed rate notes and credit lines, the Company would be able to reduce interest expense if it were able to prepay and/or refinance these instruments. There can be no assurance, however, that the company would be able to prepay or refinance its debt on terms that are satisfactory to the Company in a declining interest rate environment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is contained in the Company's Consolidated Financial Statements is indicated in the Index on Page F-1 of this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 1999.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 1999.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    Documents filed as part of the Annual Report on Form 10-K:

       1.  Financial Statements

                 Information with respect to this Item is contained on pages F-1 to F-68 of this Annual Report on Form 10-K.

2.       Financial Statement Schedules

                 Information with respect to this Item is listed on page F-1 of this Annual Report on Form 10-K.

3.       Exhibits

       Exhibit Number       Description of Exhibits
       --------------       ------------------------------------------------

       3.1*                 First Amended and Restated Certificate of
                            Incorporation

       3.2*                 First Amended and Restated Bylaws

       3.3*****             Amendment of Article V of First Amended and Restated
                            Bylaws

       3.4******            Repeal of Amendment of Article V of First Amended
                            and Restated Bylaws

       4.1*                 Specimen stock certificate

       4.2*                 Preferred Share Purchase Rights Plan

       4.3******            First Amendment to Preferred Share Purchase Rights
                            Agreement dated as of September 25, 1998, between Crescent Operating, Inc. and Bank Boston, N.A., as
                            Rights Agent.

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

       10.18*** 1997 Crescent Operating, Inc. Management Stock Incentive Plan (filed herewith)

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

       10.39*****           1997 Management Stock Incentive Plan

       10.40******          Credit and Security Agreement, dated as of
                            September 21, 1998, between Crescent Real Estate
                            Equities Limited Partnership and Crescent
                            Operating, Inc., together with related Note

       10.41******          First Amendment to Amended and Restated Pledge
                            Agreement, dated as of September 21, 1998, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc.

       10.42******          First Amendment to Line of Credit and
                            Security Agreement, dated as of August 11, 1998, between Crescent Real Estate Equities Limited
                            Partnership and Crescent Operating, Inc., together with related Note

       10.43******          First Amendment to Amended and Restated Credit and
                            Security Agreement, dated as of August 11, 1998, between Crescent Real Estate Equities Limited
                            Partnership and Crescent Operating, Inc.

       10.44******          Second Amendment to Amended and Restated Credit and
                            Security Agreement, dated as of September 21,
                            1988, between Crescent Real Estate Equities
                            Limited Partnership and Crescent Operating, Inc

       10.45******          Second Amendment to Line of Credit and
                            Security Agreement, dated as of September 21,
                            1988, between Crescent Real Estate Equities
                            Limited Partnership and Crescent Operating, Inc.

       10.46                Agreement of Limited Partnership of COPI Colorado,
                            L. P. (filed as Exhibit 10.1 to that Schedule 13D Statement dated September 28, 1998, filed by COPI Colorado, L.P., Crescent Operating, Inc., Gerald W. Haddock, John C. Goff and Harry H. Frampton, III, and incorporated herein by reference)

       10.47 Contribution Agreement effective as of September 11, 1998, by among Crescent Operating, Inc., Gerald
                            W. Haddock, John C. Goff and Harry H. Frampton, III (filed as Exhibit 10.2 to that Schedule 13D Statement dated September 28, 1998, filed by COPI Colorado, L.P., Crescent Operating, Inc., Gerald
                            W. Haddock, John C. Goff and Harry H. Frampton, III, and incorporated herein by reference)

       10.48 Agreement Regarding Schedules and Other Matters made as of September 11, 1998, by and among Crescent Operating, Inc., Gerald W. Haddock, John
                            C. Goff and Harry H. Frampton, III (filed as
                            Exhibit 10.3 to that Schedule 13D Statement dated September 28, 1998, filed by COPI Colorado, L.P., Crescent Operating, Inc., Gerald W. Haddock, John
                            C. Goff and Harry H. Frampton, III, and
                            incorporated herein by reference)

       10.49******          Stock Purchase Agreement dated as of August 7, 1998
                            by and among Western Traction Company, The Carlston
                            Family Trust, Ronald D. Carlston and Crescent
                            Operating, Inc.

       10.50******          Stock Purchase Agreement dated as of July 31, 1998
                            by and among Harvey Equipment Center, Inc., L and H
                            Leasing company, William J. Harvey, Roy E. Harvey,
                            Jr., Betty J. Harvey and Crescent Operating, Inc.

       10.51******          Credit Agreement dated as of July 28, 1998, between
                            Crescent Real Estate Equities Limited Partnership and CRL Investments, Inc, together with the related
                            Note.

       10.52******          Security Agreement dated as of July 28, 1998,
                            between Crescent Real Estate Equities Limited
                            Partnership and CRL Investments, Inc.

       10.53******          First Amendment to Credit Agreement effective as of
                            August 27, 1998, among Crescent Operating, Inc.,
                            NationsBank, N. A., and the Support Parties identified therein.

       10.54******          Lease Agreement dated as of October 13, 1998,
                            between Crescent Real Estate Equities Limited
                            Partnership and Wine Country Golf Club, Inc., relating to Sonoma Golf Club

       10.55 First Amendment to Lease Agreement effective December 31, 1998, between Canyon Ranch Leasing,
                            L. L. C., and Crescent Real Estate Equities Limited Partnership, relating to Canyon Ranch - Tucson

       10.56 First Amendment to Lease Agreement effective April 1, 1996; Second Amendment to Lease Agreement effective November 22, 1996; Third Amendment to Lease Agreement effective August 12, 1998; and Fourth Amendment to Lease Agreement effective December 31, 1998 between RoseStar Southwest, LLC, and Crescent Real Estate Funding II L. P., relating to Hyatt Regency Albuquerque

       10.57 First Amendment to Lease Agreement effective December 31, 1998, between Wine Country Hotel, LLC, and Crescent Real Estate Equities Limited Partnership, relating to Sonoma Mission Inn & Spa

       10.58 First Amendment to Amended and Restated Lease Agreement effective December 31, 1998, between RoseStar Management, LLC, and Crescent Real Estate Equities Limited Partnership, relating to Marriott City Center, Denver

       10.59 First Amendment to Lease Agreement effective December 31, 1998, between Wine Country Hotel, LLC, and Crescent Real Estate Equities Limited Partnership, relating to Ventana Inn

       10.60 First Amendment to Amended and Restated Lease Agreement effective April 1, 1996 and Second Amendment to Amended and Restated Lease Agreement effective December 31, 1998, between RoseStar Southwest, LLC, and Crescent Real Estate Funding II, L.P., relating to Hyatt Regency Beaver Creek

       10.61 First Amendment to Lease Agreement effective December 31, 1998, between COI Hotel Group, Inc. and Crescent Real Estate Equities Limited Partnership, relating to Four Seasons - Houston

       10.63 Master Guaranty effective December 31, 1998, by Crescent Operating, Inc. for the benefit of Crescent Real Estate Equities Limited Partnership, Crescent Real Estate Funding II, L. P., and Crescent Real Estate Funding VI, L. P., relating to leases for Hyatt Regency Albuquerque, Hyatt Regency Beaver Creek, Canyon Ranch-Lenox, Sonoma Mission Inn & Spa, Canyon Ranch - Tucson, and Marriot City Center Denver

       10.64 Guaranty of Lease effective December 19, 1997, by Crescent Operating, Inc. for the benefit of Crescent Real Estate Equities Limited Partnership, relating to Ventana Inn

       10.65 Amended and Restated Guaranty of Lease effective December 31, 1998, by Crescent Operating, Inc. for the benefit of Crescent Real Estate Equities Limited Partnership, relating to Four Seasons Hotel
                            - Houston

       10.66 Amended and Restated Guaranty of Lease effective December 31, 1998, by Crescent Operating, Inc. for the benefit of Crescent Real Estate Equities Limited Partnership, relating to Sonoma Golf Club

       10.67 Credit Agreement dated August 11, 1995, between Crescent Development Management Corp., as borrower, and Crescent Real Estate Equities Limited Partnership, as lender; First Amendment to Credit Agreement dated as of April 15, 1997; Second Amendment to Credit Agreement dated as of May 8, 1998; and related Note and Security Agreement

       10.68 Credit Agreement dated January 1, 1998, between Crescent Development Management Corp., as borrower, and Crescent Real Estate Equities Limited Partnership, as lender, and related Note and Security Agreement

       10.69 $3,100,000 Note dated February 29, 1996, made by Crescent Development Management Corp. payable to Crescent Real Estate Equities Limited Partnership

       16*** Letter of Arthur Andersen LLP regarding disclosure in connection with change in certifying accountant

       21                   List of Subsidiaries of Crescent Operating, Inc

       23.1 Consent of Ernst & Young LLP, auditors, to inclusion of Company and Carter-Crawley Asset Group reports in S-4 registration statement

       23.2 Consent of Arthur Andersen LLP to inclusion of Carter-Crawley Asset Group report in S-4 registration statement

       23.3 Consent of Arthur Andersen LLP to inclusion of Woodlands reports in S-4 registration statement

       23.4 Consent of Arthur Andersen LLP to inclusion of CBHS report in S-4 registration statement

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

       **                   Incorporated by Reference to the Company's September
                            30, 1997 Form 10-Q

       *** Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997

       ****                 Incorporated by Reference to the Company's March
                            31, 1998 Form 10-Q

       *****                Incorporated by Reference to the Company's June 30,
                            1998 Form 10-Q

       ****** Incorporated by Reference to the Company's September 30, 1998 Form 10-Q

(b)    Reports on Form 8-K:

       No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1998.

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

(d)    Financial Statement Schedules Required by Regulation S-X:

       Information with respect to this Item is contained on Pages F-1 to F-68 of this Annual Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1999.


                                   CRESCENT OPERATING, INC.
                                   (Registrant)


                                   By     /s/ Gerald W. Haddock
                                     ---------------------------------------
                                              Gerald W. Haddock
                                     President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURE                                 TITLE                                   DATE
                 ---------                                 -----                                   ----
   /s/   Richard E. Rainwater
-------------------------------------------  Chairman of the Board of Directors                March 31, 1999
          Richard E. Rainwater

   /s/   John C. Goff
-------------------------------------------  Vice Chairman of the Board of Directors           March 31, 1999
          John C. Goff

   /s/   Gerald W. Haddock
-------------------------------------------  President and Chief Executive Officer and         March 31, 1999
          Gerald W. Haddock                  Director (Principal Executive Officer)

   /s/   Jeffrey L. Stevens
-------------------------------------------  Executive Vice President, Chief Operating         March 31, 1999
          Jeffrey L. Stevens                 Officer and Director

   /s/   Richard P. Knight
-------------------------------------------  Chief Financial Officer                           March 31, 1999
          Richard P. Knight                  (Principal Financial and Accounting Officer)


-------------------------------------------  Director
          William A. Abney


-------------------------------------------  Director
          Anthony M. Frank

   /s/   Paul E. Rowsey, III
-------------------------------------------  Director                                          March 31, 1999
          Paul E. Rowsey, III

   /s/   Carl F. Thorne
-------------------------------------------  Director                                          March 31, 1999
          Carl F. Thorne

                            CRESCENT OPERATING, INC.
                          INDEX TO FINANCIAL STATEMENTS


The following Consolidated Financial Statements of the Registrant are submitted herewith in response to Item 8 and Item 14(a)1:


                                                                                                              PAGE
CRESCENT OPERATING, INC.                                                                                      ----
     Reports of Independent Auditors.....................................................................      F-3

     Consolidated Balance Sheets.........................................................................      F-6

     Consolidated Statements of Operations...............................................................      F-7

     Consolidated Statements of Changes in Shareholders' Equity (Deficit)................................      F-8

     Consolidated Statements of Cash Flows...............................................................      F-9

     Notes to Consolidated Financial Statements..........................................................     F-10

The following Consolidated Financial Statements are submitted herewith in response to Rule 3-09 of
Regulation S-X:

CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC

     Report of Independent Public Accountants...........................................................      F-33

     Consolidated Balance Sheets........................................................................      F-34

     Consolidated Statements of Operations..............................................................      F-36

     Consolidated Statements of Changes in Members' Capital (Deficit)...................................      F-37

     Consolidated Statements of Cash Flows..............................................................      F-38

     Notes to Consolidated Financial Statements.........................................................      F-39

     The following financial statement schedule for Charter Behavioral Health
     Systems, LLC and its subsidiaries is submitted herewith in response to Item
     14(a)2:

     Schedule II - Valuation and Qualifying Accounts - CBHS..............................................     F-49


                                                                                                              PAGE
                                                                                                              ----
THE WOODLANDS OPERATING COMPANY, L.P.
     Report of Independent Public Accountants............................................................     F-50

     Consolidated Balance Sheets.........................................................................     F-51

     Consolidated Statements of Earnings.................................................................     F-52

     Consolidated Statements of Changes in Partners' Equity..............................................     F-53

     Consolidated Statements of Cash Flows...............................................................     F-54

     Notes to Consolidated Financial Statements..........................................................     F-55

THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P.

     Report of Independent Public Accountants............................................................     F-58

     Consolidated Balance Sheets.........................................................................     F-59

     Consolidated Statements of Earnings.................................................................     F-60

     Consolidated Statements of Changes in Partners' Equity..............................................     F-61

     Consolidated Statements of Cash Flows...............................................................     F-62

     Notes to Consolidated Financial Statements..........................................................     F-63


     All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

                         REPORT OF INDEPENDENT AUDITORS





Board of Directors and Shareholders
Crescent Operating, Inc.

We have audited the accompanying consolidated balance sheets of Crescent Operating, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the year ended December 31, 1998 and the period from May 9, 1997 through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crescent Operating, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the year ended December 31, 1998 and the period from May 9, 1997 through December 31, 1997, in conformity with generally accepted accounting principles.

                                             ERNST & YOUNG LLP

Dallas, Texas
March 29, 1999

                         REPORT OF INDEPENDENT AUDITORS





Board of Directors and Shareholders
Crescent Operating, Inc.

We have audited the accompanying combined statements of operations, changes in shareholder's equity, and cash flows of Carter-Crowley Asset Group as described in Note 2 for the period from January 1, 1997 through May 8, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined results of operations and cash flows for the period from January 1, 1997 through May 8, 1997 of Carter-Crowley Asset Group in conformity with generally accepted accounting principles.


                                                  ERNST & YOUNG LLP


Dallas, Texas
March 2, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors of
Carter-Crowley Properties, Inc.

We have audited the accompanying combined statements of operations, shareholder's equity and cash flows of Carter-Crowley Asset Group as described in Note 2 for the year ended December 31, 1996. These financial statements are the responsibility of Carter-Crowley Asset Group's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Carter-Crowley Asset Group for the year ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                  ARTHUR ANDERSEN LLP

Dallas, Texas,
May 14, 1997

                            CRESCENT OPERATING, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)


                                                               December 31, 1998      December 31, 1997
                                                               -----------------      -----------------
                          ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                    $          42,810      $          43,401
  Accounts receivable, net                                                35,544                 17,099
  Inventories                                                             34,203                 10,125
  Notes receivable                                                         1,671                  8,454
  Real estate                                                            109,301                 43,200
  Prepaid expenses and other current assets                                5,837                  4,715
                                                               -----------------      -----------------
     Total current assets                                                229,366                126,994
                                                               -----------------      -----------------

PROPERTY AND EQUIPMENT, NET                                              162,181                 90,979
                                                               -----------------      -----------------

INVESTMENTS                                                              367,105                218,628
                                                               -----------------      -----------------

OTHER ASSETS
  Real estate                                                             64,301                 70,828
  Notes receivable                                                        18,332                 35,343
  Intangible assets, net                                                  87,021                 54,525
  Other assets                                                             9,027                  4,786
                                                               -----------------      -----------------
     Total other assets                                                  178,681                165,482
                                                               -----------------      -----------------

TOTAL ASSETS                                                   $         937,333      $         602,083
                                                               =================      =================

      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                        $          64,749      $          49,321
  Accounts payable - CEI                                                   7,731                  6,589
  Current portion of long-term debt - CEI                                  7,668                 24,084
  Current portion of long-term debt                                       84,539                 18,759
  Deferred revenue                                                        46,998                 13,687
                                                               -----------------      -----------------
     Total current liabilities                                           211,685                112,440

LONG-TERM DEBT - CEI, NET OF CURRENT PORTION                             220,944                207,799

LONG-TERM DEBT, NET OF CURRENT PORTION                                    57,988                  7,486

OTHER LIABILITIES                                                         34,578                 11,152
                                                               -----------------      -----------------

     Total liabilities                                                   525,195                338,877
                                                               -----------------      -----------------

MINORITY INTERESTS                                                       428,206                271,266
                                                               -----------------      -----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value, 10,000 shares authorized,
        no shares issued or outstanding                                     --                     --
Common stock, $.01 par value, 22,500 shares authorized,
      11,402 and  11,211 shares issued, respectively                         114                    112
Additional paid-in capital                                                17,667                 14,255
Deferred compensation on restricted shares                                  (210)                  (262)
Accumulated comprehensive income (loss)                                   (9,763)                  --
Retained deficit                                                         (21,024)               (22,165)
Treasury stock at cost, 700 and 0 shares, respectively                    (2,852)                  --
                                                               -----------------      -----------------
     Total shareholders' equity (deficit)                                (16,068)                (8,060)
                                                               -----------------      -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)           $         937,333      $         602,083
                                                               =================      =================



        See accompaning notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)


                                                                                                   Carter-Crowley Asset
                                                    Crescent Operating, Inc.                        Group (Predecessor)
                                         -------------------------------------------    -------------------------------------------
                                               For the           For the period from    For the period from             For the
                                             Year Ended            May 9, 1997 to         January 1, 1997             Year Ended
                                          December 31, 1998       December 31, 1997        to May 8, 1997         December 31, 1996
                                         ------------------      ------------------      ------------------      ------------------
 REVENUES
   Equipment sales & leasing             $           85,365      $           10,518      $            4,657      $           10,394
   Hospitality                                      229,491                  79,468                    --                      --
   Land development                                 178,392                  66,896                    --                      --
                                         ------------------      ------------------      ------------------      ------------------

      Total revenues                                493,248                 156,882                   4,657                  10,394
                                         ------------------      ------------------      ------------------      ------------------

OPERATING EXPENSES
   Equipment sales & leasing expenses                79,011                   9,783                   4,499                  10,285
   Hospitality expenses                             170,556                  62,542                    --                      --
   Hospitality properties rent - CEI                 52,276                  16,694                    --                      --
   Land development expenses                        178,372                  67,095                    --                      --
   General and administrative expenses                3,147                   1,761                    --                      --
                                         ------------------      ------------------      ------------------      ------------------

      Total operating expenses                      483,362                 157,875                   4,499                  10,285
                                         ------------------      ------------------      ------------------      ------------------

INCOME (LOSS) FROM OPERATIONS                         9,886                    (993)                    158                     109
                                         ------------------      ------------------      ------------------      ------------------

INVESTMENT INCOME (LOSS)                             27,684                 (16,423)                   --                      --
                                         ------------------      ------------------      ------------------      ------------------

OTHER (INCOME) EXPENSE
   Interest expense                                  18,262                   5,481                     135                     356
   Interest income                                   (3,876)                 (1,751)                    (13)                    (52)
   Other                                                182                    (159)                     (3)                    (27)
                                         ------------------      ------------------      ------------------      ------------------

      Total other (income) expense                   14,568                   3,571                     119                     277
                                         ------------------      ------------------      ------------------      ------------------

INCOME (LOSS) BEFORE MINORITY
    INTERESTS AND INCOME TAXES                       23,002                 (20,987)                     39                    (168)

INCOME TAX (PROVISION) BENEFIT                       (5,521)                   (612)                    (14)                     57
                                         ------------------      ------------------      ------------------      ------------------

INCOME (LOSS) BEFORE MINORITY INTERESTS              17,481                 (21,599)                     25                    (111)

MINORITY INTERESTS                                  (16,340)                   (566)                   --                      --
                                         ------------------      ------------------      ------------------      ------------------

NET INCOME (LOSS)                        $            1,141      $          (22,165)     $               25      $             (111)
                                         ==================      ==================      ==================      ==================

EARNINGS (LOSS) PER SHARE
   Basic                                 $             0.10      $            (2.00)
                                         ==================      ==================
   Diluted                               $             0.10      $            (2.00)
                                         ==================      ==================

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                             11,206                  11,073
                                         ==================      ==================
   Diluted                                           11,943                  11,073
                                         ==================      ==================


         See accompaning notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                             (Amounts in thousands)


                                                   Common stock               Treasury stock
                                               ----------------------      ----------------------       Additional
                                                Shares        Amount        Shares        Amount      paid-in capital
                                               --------      --------      --------      --------     ---------------
BALANCE at December 31, 1995, (Predecessor)    $     13          13           --       $  --             $ 12,873

Contributed capital                                --          --             --          --                3,355

Distributions                                      --          --             --          --               (1,678)

Net loss                                           --          --             --          --                 --
                                               --------       -----           ----     -------           --------

BALANCE at December 31, 1996, (Predecessor)          13          13           --          --               14,550

Contributed capital                                --          --             --          --                6,023

Net income                                         --          --             --          --                 --
                                               --------       -----           ----     -------           --------

BALANCE at May 8, 1997, (Predecessor)                13          13           --          --               20,573

Formation transactions:
     Elimination of Predecessor's equity            (13)        (13)          --          --              (20,573)
     Contributed capital from CEI                  --          --             --          --               14,100
     Cash dividends                                --          --             --          --               (2,380)
     Common stock issuance                       11,026         110           --          --                 (110)

Stock options exercised                              45           1           --          --                   44

Common stock issued for acquisitions                130           1           --          --                2,339

Issuance of restricted common stock                  10        --             --          --                  262

Net loss                                           --          --             --          --                 --
                                               --------       -----           ----     -------           --------

BALANCE at December 31, 1997                     11,211         112           --          --               14,255



Comprehensive income (loss):

     Net income                                    --          --             --          --                 --

     Unrealized loss on Magellan warrants          --          --             --          --                 --



Comprehensive income (loss)

Stock options exercised                              24        --             --          --                   23

Common stock issued for acquisitions                167           2           --          --                3,389

Amortization of restricted common stock            --          --             --          --                 --

Purchase of treasury stock                         --          --             (700)     (2,852)              --
                                               --------       -----           ----     -------           --------

BALANCE at December 31, 1998                     11,402       $ 114           (700)    $(2,852)          $ 17,667
                                               ========       =====           ====     =======           ========





                                                      Deferred
                                                    compensation       Accumulated
                                                   on restricted      comprehensive        Retained
                                                      shares          income (loss)         deficit          Total
                                                   -------------      -------------      -------------      --------
BALANCE at December 31, 1995, (Predecessor)        $        --        $        --        $      (3,526)     $  9,360

Contributed capital                                         --                 --                 --           3,355

Distributions                                               --                 --                 --          (1,678)

Net loss                                                    --                 --                 (111)         (111)
                                                   -------------      -------------      -------------      --------

BALANCE at December 31, 1996, (Predecessor)                 --                 --               (3,637)       10,926

Contributed capital                                         --                 --                 --           6,023

Net income                                                  --                 --                   25            25
                                                   -------------      -------------      -------------      --------

BALANCE at May 8, 1997, (Predecessor)                       --                 --               (3,612)       16,974

Formation transactions:
     Elimination of Predecessor's equity                    --                 --                3,612       (16,974)
     Contributed capital from CEI                           --                 --                 --          14,100
     Cash dividends                                         --                 --                 --          (2,380)
     Common stock issuance                                  --                 --                 --            --

Stock options exercised                                     --                 --                 --              45

Common stock issued for acquisitions                        --                 --                 --           2,340

Issuance of restricted common stock                         (262)              --                 --            --

Net loss                                                    --                 --              (22,165)      (22,165)
                                                   -------------      -------------      -------------      --------

BALANCE at December 31, 1997                                (262)              --              (22,165)       (8,060)
                                                                                                            --------


Comprehensive income (loss):

     Net income                                             --                 --                1,141         1,141

     Unrealized loss on Magellan warrants                   --               (9,763)              --          (9,763)
                                                                                                            --------


Comprehensive income (loss)                                                                                   (8,622)

Stock options exercised                                     --                 --                 --              23

Common stock issued for acquisitions                        --                 --                 --           3,391

Amortization of restricted common stock                       52               --                 --              52

Purchase of treasury stock                                  --                 --                 --          (2,852)
                                                   -------------      -------------      -------------      --------

BALANCE at December 31, 1998                       $        (210)     $      (9,763)     $     (21,024)     $(16,068)
                                                   =============      =============      =============      ========





        See accompanying notes to the consolidated financial statements

                           CRESCENT OPERATING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Carter-Crowley Asset
                                                               Crescent Operating, Inc.                Group (Predecessor)
                                                        -------------------------------------- -------------------------------------
                                                            For the        For the period from For the period from     For the
                                                           year ended          May 9, 1997 to   January 1, 1997 to    year ended
                                                        December 31, 1998    December 31, 1997     May 8, 1997     December 31, 1996
                                                        -----------------    -----------------   ---------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                          $       1,141      $     (22,165)     $          25      $        (111)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Depreciation                                                   13,675              3,575                494              1,368
    Amortization                                                    1,072                 83               --                 --
    Provision for deferred income taxes                            (2,916)               523                 14                151
    Equity in losses of unconsolidated subsidiaries               (27,684)            17,011               --                 --
    Minority interests in net losses                               16,340                566               --                 --
    Gain on sale of property and equipment                         (2,887)              (161)              --                 (104)
    Gain on sale of partnership                                      --                 (110)              --                 --
    Development of real estate                                    (22,061)              --                 --                 --
    Net proceeds from sale of real estate                          13,633             21,630               --                 --
    Changes in assets and liabilities, net of
      effects from acquistions:
      Accounts receivable                                          (4,684)            (2,219)                22               (156)
      Inventories                                                  (6,519)            (1,334)              (562)              (877)
      Prepaid expenses and current assets                          (1,821)            (3,508)               (47)                (2)
      Other assets                                                  1,781               --                 --                 --
      Accounts payable and accrued expenses                          (847)            14,671                129                242
      Accounts payable - CEI                                          800              3,980                212               --
      Deferred revenue, current and noncurrent                     49,093             10,050               --                 --
      Other liabilities                                             3,823              2,819               (105)              --
                                                            -------------      -------------      -------------      -------------
        Net cash provided by operating activities                  31,939             45,411                182                511
                                                            -------------      -------------      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of business interests, net of cash acquired          (15,825)           (63,759)              --                 --
 Acquisition of business interests by minority interests         (121,076)              --                 --                 --
 Purchases of property and equipment                              (30,288)           (13,951)            (1,067)            (4,376)
 Purchase of treasury stock                                        (2,852)              --                 --                 --
 Proceeds from sale of property and equipment                       4,129              1,022               --                  982
 Proceeds from sale of partnership                                   --               12,550               --                 --
 Net proceeds from sale and collection of notes receivable         21,575               --                 --                 --
 Distributions received                                            23,899               --                 --                 --
 Other                                                               --               (1,670)               146                268
                                                            -------------      -------------      -------------      -------------
        Net cash used in investing activities                    (120,438)           (65,808)              (921)            (3,126)
                                                            -------------      -------------      -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds of long-term debt                                        98,057             22,462               --                4,885
 Payments on long-term debt                                       (99,952)              (920)            (5,140)            (2,601)
 Proceeds of long-term debt - CEI                                  42,820             65,058               --                 --
 Payments on long-term debt - CEI                                 (53,330)           (34,568)              --                 --
 Capital contributions by minority interests                      120,430             14,100              6,023               --
 Distributions to minority interests                              (20,666)            (2,380)              --                 --
 Other                                                                549                 45               --                 --
                                                            -------------      -------------      -------------      -------------

        Net cash provided by financing activities                  87,908             63,797                883              2,284
                                                            -------------      -------------      -------------      -------------

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                                    (591)            43,400                144               (331)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                               43,401                  1                 22                353
                                                            -------------      -------------      -------------      -------------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                              $      42,810      $      43,401      $         166      $          22
                                                            =============      =============      =============      =============


        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND NATURE OF BUSINESS:

     Crescent Operating, Inc. ("Crescent Operating", "COI" or the "Company") was formed on April 1, 1997, by Crescent Real Estate Equities Company ("Crescent Equities" or "CEI") and its subsidiary Crescent Real Estate Equities Limited Partnership ("Crescent Partnership") to be the lessee and operator of certain assets owned or to be acquired by Crescent Partnership and perform an agreement ("Intercompany Agreement") between Crescent Operating and Crescent Partnership, pursuant to which each has agreed to provide the other with rights to participate in certain transactions. On May 8, 1997, Crescent Partnership contributed $14.1 million in cash to Crescent Operating. Effective June 12, 1997, Crescent Equities distributed shares of Crescent Operating common stock to shareholders of Crescent Equities and unit holders of Crescent Partnership of record on May 30, 1997.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements of Crescent Operating include the accounts of the Company and all subsidiaries controlled by the Company after elimination of material intercompany accounts and minority interests. Subsidiaries not controlled by the Company, but for which the Company has the ability to exercise significant influence, are accounted for on the equity method.

     Crescent Machinery Company ("Crescent Machinery"), previously known as Moody-Day, Inc. ("Moody-Day"), Rosestar Management LLC ("Rosestar"), COI Hotel Group, Inc. ("COI Hotel"), and WOCOI Investment Company ("WOCOI"), which are wholly-owned subsidiaries of Crescent Operating, are consolidated. The Company owns 5% of the Woodlands Land Company, Inc. ("LandCo"), Desert Mountain Development Corporation ("Desert Mountain Development"), Crescent CS Holdings Corporation ("CS I"), Crescent CS Holdings II Corporation ("CS II") and CRL Investments, Inc. ("CRL"). The Company's 5% interests represent 100% of the voting stock of these entities, and therefore, these entities are consolidated into Crescent Operating with 95% reported as minority interests. The Company owns 50% of COPI Colorado, L.P. ("COPI Colorado") which owns 10% of Crescent Development Management Corp. ("CDMC"). The 10% interest in CDMC represents 100% of the voting stock and therefore CDMC is consolidated into COPI Colorado which is consolidated into Crescent Operating resulting in 95% reported as minority interests. The Company's investment in Hicks Muse Tate & Furst Equity Fund II, L.P. ("Hicks-Muse"), Corporate Arena Associates, Inc. ("Corporate Arena") and Hillwood/1642, Ltd. ("Hillwood") are shown at cost and the 50% interest in Charter Behavioral Health Systems, LLC ("CBHS") is shown on the equity method of accounting.

     The combined financial statements of the "Predecessor" include Moody-Day and Hicks-Muse (collectively, the "Carter-Crowley Asset Group"). As the Company did not have any activity prior to May 9, 1997, the data included relating to 1996 and the period in 1997 prior to May 9, is only with regard to the Predecessor.

     USE OF ESTIMATES

     The financial statements include estimates and assumptions made by management that affect the carrying amounts of assets and liabilities, reported amounts of revenues and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from these estimates.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash of $16.1 million resides with certain subsidiaries and restrictions limit transfers to the parent company. The Company also has $2.5 million of cash in escrow which is restricted pending the outcome of arbitration with Magellan Health Services, Inc. ("Magellan").

     INVENTORIES

     Inventories consist of new and used equipment held for sale, equipment parts, food, beverages and supplies all of which are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

     PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost. The Company uses the straight-line method of depreciation for financial statement purposes. The estimated useful lives used in computing depreciation are as follows:


     Land improvements........................................  10-15 years
     Rental equipment.........................................    2-7 years
     Building and improvements................................     30 years
     Transportation equipment.................................    3-5 years
     Furniture, fixtures, and other equipment.................   5-10 years

     Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for renewals or betterment's are capitalized. The cost of property replaced, retired, or otherwise disposed of is removed from the asset account along with the related accumulated depreciation.

     Long-lived assets are evaluated when indications of impairment are present, and provisions for possible losses are recorded when undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. The Company did not recognize any losses from impairment during 1997 or 1998.

     REAL ESTATE

     Real estate represents raw land, developed land, homes constructed or under construction, repurchased lots, applicable capitalized interest, and applicable capitalized general and administrative costs. Real estate is recorded at cost.

     Interest is capitalized based on the average yearly interest percentage applied to cumulative capital expenditures for property under development. Approximately $13.2 million and $5.2 million of interest was capitalized for the year ended December 31, 1998 and the period ended December 31, 1997, respectively. Payroll and related costs associated with the development of a specific subdivision of land are capitalized. Once sales of property begin in a specific subdivision, capitalized costs are expensed as cost of sales.

     INTANGIBLE ASSETS

     Intangible assets consist of goodwill and membership intangibles. Goodwill represents the excess of the acquisition costs over the fair value of net identifiable assets of businesses acquired and is amortized on a straight-line basis over 6-30 years. Membership intangibles represent the purchase price values allocated to club memberships to be sold. Intangibles are evaluated periodically as events or circumstances indicate a possible inability to recover its carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses involve significant management judgment to evaluate the capacity of an acquired operation to perform within projections. Management believes that no significant impairment of goodwill or membership intangibles has occurred.

     DEFERRED COMPENSATION ON RESTRICTED SHARES

     Deferred compensation on restricted shares issued to employees are being amortized to expense over the vesting period.

     REVENUE RECOGNITION

     Revenues from equipment rentals under operating leases are recognized as the revenue becomes receivable according to the provisions of the lease. Revenues from full-service hotels and luxury health resorts are recognized as services are provided. Club initiation fees and membership conversion fees at Desert Mountain Development are deferred and recognized on a straight-line basis over the expected life of the membership. Deposits for future services are deferred and recognized as revenue in the period services are provided.

     MINORITY INTERESTS

     Minority interests represents the non-voting common stock interests owned by shareholders in LandCo., Desert Mountain Development, CS I, CS II, COPI Colorado and CRL.

     INCOME TAXES

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the treatment of certain items for financial statement purposes and the treatment of those items for tax purposes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

     RECLASSIFICATIONS

     Certain prior year information has been reclassified to conform to current year presentation.

     STOCK BASED COMPENSATION

     The Company measures compensation costs associated with the issue of share options using the intrinsic method under which compensation costs related to share options issued pursuant to compensatory plans are measured based on the difference between the quoted market price of the shares at the measurement date (originally the date of grant) and the exercise price and charged to expense over the periods during which the grantee performs the related services. All share options issued to date by the Company have exercise prices equal to the market price of the shares at the dates of grant.

     NEW ACCOUNTING PRONOUNCEMENTS

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which established new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities, which prior to adoption would have been reported separately in stockholders' equity, to be included in other comprehensive income.

     For the fiscal year ended December 31, 1998, the Company adopted SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which provides that all derivative instruments be recognized as either assets or liabilities depending on the rights or obligations under the contract and that all derivative instruments be measured at fair value. This pronouncement is effective for years beginning after June 15, 1999, and will require the Company to record the net comprehensive income or loss related to the Magellan warrants in the statement of operations as a reduction or addition to net income for the year ended December 31, 2000.

3.   ACQUISITIONS:

     Initial Capitalization

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

     Equipment Sales & Leasing

     Effective December 1, 1997, Crescent Operating acquired certain assets of Preco Machinery Sales, Inc. ("Preco"), a company that is engaged in equipment sales, leasing and servicing, located in Houston, Texas. The purchase price of Preco was approximately $4 million and consisted of a cash payment of approximately $1.7 million and the issuance of 130,000 restricted shares of Crescent Operating common stock. The transaction was structured such that Preco became a division of Crescent Machinery.

     Effective April 30, 1998, the Company acquired certain assets of Central Texas Equipment Co. ("Central Texas"), a company which is engaged in equipment sales, leasing and servicing, located in Austin, Texas. The purchase price of approximately $9.7 million was comprised of $3.0 million in cash, 128,551 shares of Crescent Operating common stock and the assumption of $4.1 million of liabilities.

     Effective June 8, 1998, the Company acquired all of the stock of Machinery, Inc., a company that is engaged in equipment sales, leasing and servicing, with locations in Tulsa and Oklahoma City, Oklahoma. The purchase price of approximately $2.8 million was comprised of $0.6 million in cash, 38,170 shares of Crescent Operating common stock and the assumption of $1.5 million of liabilities.

     Effective July 1, 1998, the Company acquired all of the stock of Western Traction Company ("Western Traction"), a company that is engaged in equipment sales, leasing and servicing, with locations in Sacramento, California, Union City, California, Fresno, California, Sparks, Nevada and Honolulu, Hawaii. The purchase price of approximately $52.0 million was comprised of $6.5 million in cash, a note payable of $7.5 million and the assumption of liabilities of $38.0 million.

     Effective July 31, 1998, the Company acquired all of the stock of Harvey Equipment Center, Inc. ("Harvey"), a company which is engaged in equipment sales, leasing and servicing, located in Van Wert, Ohio. The purchase price of approximately $8.4 million was comprised of $2.7 million in cash, notes payable of $1.2 million and the assumption of $4.5 million of liabilities.

     Effective July 31, 1998, the Company acquired certain assets of 4-K Equipment Company ("4-K"), a company which is engaged in equipment sales, leasing and servicing, located in Franklin, Indiana. The purchase price of $0.2 million was comprised of $0.1 million in cash and the assumption of $0.1 million of liabilities.

     Hospitality

     Effective July 31, 1997, Crescent Operating acquired for $2.0 million in cash the following assets: (i) 100% of the membership interests in Rosestar and (ii) all of the common stock, $.01 par value, of each of RSSW Corp. and RSCR Arizona Corp., affiliates of RoseStar. RoseStar and its subsidiaries are the lessees of 6 hotels owned by Crescent Equities or its affiliates. These hotels are the Denver Marriott City Center and the Hyatt Regency Beaver Creek in Colorado, the Hyatt Regency in Albuquerque, New Mexico, Canyon Ranch in Tucson, Arizona, Canyon Ranch in Lenox, Massachusetts and The Sonoma Mission Inn & Spa in California.

     On September 22, 1997, COI Hotel, became the lessee of the Four Seasons Hotel in Houston, Texas, which is owned by Crescent Equities, and acquired for $2.4 million (i) a two-thirds interest in the Houston Center Athletic Club Venture ("HCAC"), a joint venture that owns the HCAC and (ii) a $5.0 million note receivable executed by the Houston Center Athletic Club Venture. The note bears interest at LIBOR plus one percent and interest is payable in arrears at the end of each twenty-eight (28) day period. The Company partially financed these transactions with proceeds of $1.8 million in loans from Crescent Partnership. The Company recorded the note on its books at its estimated fair value of $5.0 million. The note was collected during 1998.

     On January 23, 1998, a subsidiary of the Company signed a 10-year lease agreement with Crescent Partnership for the Austin Omni Hotel. The Austin Omni Hotel is 314-room full service hotel located approximately four blocks from the state capitol building in Austin, Texas. A subsidiary of the Company and Crescent Partnership mutually agreed to terminate the Austin Omni Hotel lease effective December 31, 1998, and the Company received a $75,000 break-up fee in accordance with the terms of the lease. Effective, January 1, 1999, the Company began providing limited asset management services related to the Austin Omni Hotel for $50,000 per year.

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

     Effective October 13, 1998, Wine Country Golf Club, Inc., a wholly-owned subsidiary of the Company, became the lessee of the Sonoma Golf Course in California, which is owned by Crescent Equities. This 18-hole championship golf course is a strategic amenity to the Sonoma Mission Inn and Spa, which will allow the Company to expand its marketing focus to the golf-oriented guest. The lease is for a ten-year period and provides for the payment to Crescent Equities of (i) base rent, with periodic rent increases and (ii) percentage rent based on annual gross receipts above a specified amount with periodic increases of such specified amount.

     Refrigerated Warehousing

     Effective October 31, 1997, Crescent Operating acquired, from Crescent Partnership, for approximately $8.0 million, 100% of the voting stock, representing a 5% equity interest, of CS I and CS II. CS I holds a 40% general partner interest in Vornado Crescent Atlanta Partnership ("Atlanta Partnership"), which owns URS Logistics, Inc., a company that operates and manages public refrigerated warehouses in the continental United States. CS II holds a 40% general partner interest in Vornado Crescent Portland Partnership ("Portland Partnership"), which owns AmeriCold Corporation, a company providing integrated logistics services for the frozen food industry consisting of warehousing and transportation. The Atlanta Partnership and the Portland Partnership (collectively, the "Vornado Crescent Partnerships") represent the business venture among Crescent Operating, Crescent Equities and Vornado Realty Trust ("Vornado") which owns and operates public refrigerated warehouses. The operations of URS Logistics, Inc and AmeriCold Corporation are referred to as AmeriCold Logistics.

     In April 1998, AmeriCold Logistics refinanced its $607 million secured and unsecured debt with a weighted average rate of approximately 12% with a $550 million non-recourse, ten year loan secured by 58 refrigerated storage properties with an interest rate of 6.89%, which required a capital contribution from Crescent Operating of $1.5 million.

     On June 1, 1998, AmeriCold Logistics, acquired nine refrigerated storage properties from Freezer Services, Inc. for approximately $134 million, which required a capital contribution from Crescent Operating of $2.3 million. On July 1, 1998, AmeriCold Logistics acquired five refrigerated storage properties from Carmar Group, Inc. for approximately $158 million, which required a capital contribution from Crescent Operating of $2.7 million. These properties contain approximately 90 million cubic feet of refrigerated storage space.

     Land Development

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

     On September 29, 1997, Crescent Operating acquired 100% of the voting stock, representing a 5% equity interest, of Desert Mountain Development for $2.2 million. Desert Mountain Development is the sole general partner of Desert Mountain Properties Limited Partnership ("DMPLP"). DMPLP owns Desert Mountain, a master planned, luxury residential and recreational community in northern Scottsdale, Arizona. DMPLP also owns and operates The Desert Mountain Club that offers five Jack Nicklaus signature 18 hole golf courses, including Cochise, site of the Senior PGA Tour's The Tradition tournament.

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

     Effective September 11, 1998, the Company and Gerald W. Haddock, John C. Goff and Harry H. Frampton, III (collectively, the "CDMC Sellers") entered into a partnership agreement (the "Partnership Agreement") to form COPI Colorado, L.P., a Delaware limited partnership ("COPI Colorado"). COPI Colorado's purpose is to hold and manage the voting stock of CDMC (and, consequently, to manage CDMC) and to invest in shares of Crescent Operating common stock. As of September 22, 1998, the Company contributed to COPI Colorado $9.0 million in cash in exchange for a 50% general partner interest in COPI Colorado and each CDMC Seller contributed to COPI Colorado approximately 667 shares of CDMC voting stock in exchange for an approximately 16.67% limited partner interest in COPI Colorado; as a result, the Company owns a 50% managing interest in COPI Colorado and the CDMC Sellers collectively own a 50% investment interest in COPI Colorado. CDMC's investments include indirect economic interests that vary from 18% to 70% in the following: (i) five residential and commercial developments and seven residential developments in Colorado; (ii) a Texaco gasoline station and ancillary auto repair facility, car wash and convenience store in Colorado; (iii) a timeshare development in Colorado; (iv) a real estate company that markets and sells timeshare interests; (v) a real estate company that specializes in the management of resort properties in Colorado, Utah and South Carolina; (vi) two transportation companies that provide approximately 80% of the airport shuttle service to Colorado resort areas; and (vii) an interest in a partnership that owns and manages the Ritz Carlton Hotel in Palm Beach, Florida. The operating results of CDMC from September 30, 1998 to December 31, 1998 have been included in the consolidated results of the Company.

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

     All of the acquisitions during 1997 and 1998 were accounted for as purchases and operations have been included in the consolidated financial statements of the Company from the date that management took over the operational control of the acquired entity.

4.   PROPERTY & EQUIPMENT, NET:

     Property and equipment consisted of the following (in thousands):

                                                       December 31, 1998      December 31, 1997
                                                       -----------------      -----------------
Rental equipment (Crescent Machinery) ............     $          71,409      $          13,962
Land and improvements ............................                47,651                 44,029
Buildings and improvements .......................                23,902                 23,493
Construction in progress (CDMC) ..................                15,997                   --
Furniture, fixtures, and other equipment .........                14,201                 12,244
Transportation equipment .........................                 3,383                    827
                                                       -----------------      -----------------
                                                                 176,543                 94,555
Less accumulated depreciation ....................               (14,362)                (3,576)
                                                       -----------------      -----------------
                                                       $         162,181      $          90,979
                                                       =================      =================

5.   INVESTMENTS:

     Investments consisted of the following (in thousands):

                                                       December 31, 1998      December 31,1997
                                                       -----------------      -----------------
Investment in Magellan warrants ..................     $           2,737      $          12,500
Investment in CBHS ...............................                  --                    5,390
Investment in Landevco ...........................                37,880                 31,404
Investment in Woodlands Operating ................                  (831)                   597
Investment in AmeriCold Logistics ................               293,868                161,851
Investment in HCAC ...............................                 1,011                 (2,561)
Investment in Hicks-Muse .........................                 7,802                  9,447
Investment in Corporate Arena ....................                   901                   --
Investment in CR License .........................                 1,000                   --
Investment in CDMC projects ......................                22,737                   --
                                                       -----------------      -----------------
                                                       $         367,105      $         218,628
                                                       =================      =================

     Investment income (loss) consisted of the following (in thousands):

                                                          Year Ended             Year Ended
                                                       December 31, 1998      December 31,1997
                                                       -----------------      -----------------
Equity in loss of CBHS ...........................     $          (5,390)     $         (19,610)
Equity in income of Landevco .....................                19,200                  2,398
Equity in income of Woodlands Operating ..........                 1,121                    155
Equity in loss of AmeriCold Logistics ............                 3,961                     36
Equity in income of CDMC Projects ................                 5,537                   --
Equity in income of HCAC .........................                   130                      9
Hicks-Muse income ................................                 3,125                    589
                                                       -----------------      -----------------
                                                       $          27,684      $         (16,423)
                                                       =================      =================

6.   INTANGIBLE ASSETS:

     Intangible assets consisted of the following (in thousands):

                                                       December 31, 1998     December 31, 1997
                                                       -----------------     -----------------
Goodwill, net - Crescent Machinery ...............     $           7,757     $            --
Goodwill, net - RoseStar .........................                 1,632                 1,599
Goodwill, net - CDMC .............................                35,524                  --
Membership intangible, net - DMPLP ...............                42,108                52,926
                                                       -----------------     -----------------
                                                       $          87,021     $          54,525
                                                       =================     =================


7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

     Accounts payable and accrued expenses consisted of the following (in thousands):

                                                       December 31, 1998     December 31, 1997
                                                       -----------------     -----------------
Accounts payable .................................     $          26,225     $          21,380
Accrued salaries and bonuses .....................                 9,088                 5,022
Accrued taxes ....................................                 9,390                 3,701
Land development construction accrual ............                 6,526                 4,644
Accrued interest .................................                 2,276                 7,374
Accrued transaction costs ........................                 2,189                 2,189
Deferred liabilities .............................                 4,141                  --
Other accrued expenses ...........................                 4,914                 5,011
                                                       -----------------     -----------------
                                                       $          64,749     $          49,321
                                                       =================     =================

8.   OTHER LIABILITIES:

     Other liabilities consisted of the following (in thousands):

                                                       December 31, 1998     December 31, 1997
                                                       -----------------     -----------------
Deferred revenue .................................     $          29,477     $           8,503
Deferred tax liability ...........................                    --                   472
Deferred hospitality rent ........................                 3,808                 1,200
Other ............................................                 1,293                   977
                                                       -----------------     -----------------
                                                       $          34,578     $          11,152
                                                       =================     =================

9.       LONG-TERM DEBT:

     Following is a summary of the Company's debt financing (in thousands):



                                                                                December 31, 1998     December 31, 1997
                                                                                -----------------     -----------------
      LONG-TERM DEBT - CORPORATE AND WHOLLY-OWNED SUBSIDIARIES

Equipment notes payable to finance companies due 1998 through 2003, payments of principal and interest due monthly, bear
interest from 6.9% to 10.9%, collateralized by equipment,
available credit under such notes of $73.0 million (Crescent
Machinery) ................................................................     $          78,032     $          11,246

Line of credit in the amount of $30.4 million payable to Crescent
Partnership due the later of May 2002 or five years after the last draw
(in no event shall the maturity date be later than June 2007), bears interest at 12%, payments of interest only due quarterly, collateralized, to the extent not prohibited  by  pre-existing  arrangements,  by a first lien on the assets  which the  Company  now owns or may  acquire in the
future (Crescent Operating) ...............................................                27,733                13,725

Note payable to Crescent Partnership due May 2002, bears interest at 12%, payments of principal and interest due quarterly, collateralized, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets which the Company now owns or may acquire in the future (Crescent
Operating) ................................................................                24,223                25,980

Line of credit in the amount of $15.0 million payable to NationsBank due
August 1999, bears interest at LIBOR plus 1% (6.06% and 6.88% at December
31, 1998 and December 31, 1997, respectively), payments of interest only
due monthly (Crescent Operating) ..........................................                15,000                15,000

Note payable to Crescent Partnership due May 2002, bears interest at 12%, payments of interest only due quarterly, collateralized by a first lien on the assets which the Company now owns or may acquire in the future
(Crescent Operating) ......................................................                 9,000                  --

Note payable to the sellers of Western Traction due January 31, 2000, bears interest at 8.5%, payments of principal and interest due monthly,
collateralized by stock of Western Traction (Crescent Operating) ..........                 5,511                  --

Note payable to Crescent Partnership maturing August 2003, bears interest at 10.75%, payments of principal and interest due monthly, collateralized by a deed of trust for certain personal property and certain real
property (RoseStar) .......................................................                 1,770                 2,052

Notes payable to the sellers of Harvey Equipment due July 31, 2002, bear interest at 8%, payments of principal and interest due semi-annually
(Crescent Operating) ......................................................                 1,159                  --

Note payable to Crescent Partnership maturing September 2002,


 bears interest at 8.5%, payments of principal and interest due monthly,
 collateralized by the Company's 2/3 interest in HCAC (COI Hotel) .........                   632                   790

 Note payable to Crescent Partnership maturing August 2003, bears interest at 10.75%, payments of principal and interest due monthly, collateralized by a deed of trust in certain real property and certain personal
 property (RoseStar) ......................................................                   479                   555

 Note payable to Crescent Partnership due November 2006, bears interest at
 7.5%, payments of interest only due annually (RoseStar) ..................                   197                   191

 Note payable to Crescent Partnership due September 1998, bears interest at
 8.5%, payments of interest only due monthly, collateralized by HCAC $5.0
 million note receivable (COI Hotel) ......................................                  --                   1,000
                                                                                -----------------     -----------------

      Total debt - corporate and wholly-owned subsidiaries ................               163,736                70,539
                                                                                -----------------     -----------------

LONG-TERM DEBT - NON WHOLLY-OWNED SUBSIDIARIES

Senior note payable to Crescent Partnership maturing December 2005, bears interest at 10%, payments of principal and interest due quarterly commencing January 15, 1998 based on sales proceeds from DMPLP, collateralized by land, improvements and equipment owned by DMPLP
(DMPLP) ...................................................................                50,717               110,000

Junior note payable to Crescent Partnership maturing December 2010, bears interest at 14%, payments of principal and interest due quarterly commencing January 15, 1998 based on sales proceeds from DMPLP, collateralized by land, improvements and
equipment owned by DMPLP (DMPLP) ..........................................                60,000                60,000

Line of credit in the amount of $40.2 million payable to Crescent
Partnership due August 31, 2004, bears interest at 11.5% with principal and interest payments due as distributions from projects are received, as defined by the applicable credit agreement, collateralized by CDMC's interests in East West Resort Development partnerships, East West Resorts,
LLC, and
other CDMC property  (CDMC) ...............................................                35,976                  --

Construction loans for various East West Resort Development partnership projects, maturing from 1998 to 2003, bear interest from 6% to 9%, payments of principal and interest or interest only payable monthly, collateralized by deeds of trust, security agreements and a first lien on the
related assets (CDMC) .....................................................                32,825                  --


Line of credit in the amount of $22.9 million payable to Crescent Partnership due January 2003, bears interest at 12%, principal and interest payments due as distributions from projects are received, as defined by the applicable credit agreement, collateralized by CDMC's interests in East West Resort Development
partnerships, East West Resorts LLC, and other CDMC property  (CDMC) ......                15,035                  --


Line of credit in the amount of $35 million payable to National Bank of
Arizona due May 1999, bears interest at rates from prime to prime plus 1%
(7.75% to 8.75% at December 31, 1998), payments of interest only due monthly, collateralized by certain land owned by DMPLP, deeds of trusts on
lots sold and home construction (DMPLP) ...................................                10,000                  --

Note payable to Crescent Partnership maturing June 2005, bears interest at
12%, with payments of interest only due quarterly and payments of principal payable annually in accordance with an increasing amortization schedule, collateralized by CDMC's interests in East West Resort Development
partnerships, East West Resorts LLC and other CDMC property  (CDMC) .......                 2,850                  --

Notes payable to Crescent Partnership maturing August 1998, bears interest at the prime rate plus 1%, payments of principal and interest due monthly based on lot note receipts collateralized by deeds of trust on lots owned
by DMPLP (DMPLP) ..........................................................                  --                  17,590
                                                                                -----------------     -----------------

          Total debt - non wholly-owned subsidiaries ......................               207,403               187,590
                                                                                -----------------     -----------------

          Total long-term debt ............................................     $         371,139     $         258,129
                                                                                =================     =================

Current portion of long-term debt - CEI ...................................     $           7,668     $          24,085

Current portion of long-term debt .........................................                84,539                18,759

Long-term debt - CEI, net of current portion ..............................               220,944               207,799

Long-term debt, net of current portion ....................................                57,988                 7,486
                                                                                -----------------     -----------------

          Total long-term debt ............................................     $         371,139     $         258,129
                                                                                =================     =================

    Effective March 12, 1999, the Company agreed to make a permanent reduction in its $30.4 million 12% line of credit with Crescent Partnership commensurate with the proceeds from the sale of 80% of the Company's 2% interest in AmeriCold Logistics. The line of credit is cross-collateralized and cross-defaulted with the Company's other borrowings from Crescent Partnership. On March 12, 1999, the Company received $13.2 million of proceeds and correspondingly permanently reduced the availability under the line of credit from $30.4 million to $17.2 million.

    Also effective March 12, 1999, the Company obtained from Crescent Partnership a $19.5 million line of credit bearing interest at a rate of 9% per annum. The line of credit has terms similar to the other line of credit with Crescent Partnership with the exception of the interest rate and is cross-collateralized and cross-defaulted with the Company's other borrowings from Crescent Partnership. Upon inception of this line of credit, the Company immediately borrowed the full $19.5 million with which it contributed approximately $15.5 million to the creation of AmeriCold Operations and used the remaining $4.0 million of proceeds to reduce the amount outstanding under the $30.4 million 12% line of credit with Crescent Partnership.

    The weighted average interest rate on long-term debt at December 31, 1998 was approximately 10.4%. Substantially all of the Company's assets are pledged as collateral under various debt agreements. Payment of dividends on Crescent Operating common stock is prohibited under certain of the debt agreements. The debt agreements contain certain reporting requirements and financial covenants, including requirements that the Company maintain certain financial ratios. As of December 31, 1998, the Company had complied with all debt covenants.

    As of December 31, 1998, combined aggregate principal maturities of all long-term debt were as follows (in thousands):



1999.................................... $     92,207
2000....................................       28,732
2001....................................       26,765
2002....................................       77,742
2003....................................       38,941
Thereafter..............................      106,752
                                         ------------
Total................................... $    371,139
                                         ============

10.  SHAREHOLDERS' EQUITY:

     Common Stock

     The Company's authorized capital stock consists of 10 million shares of preferred stock, par value $0.01 per share and 22.5 million shares of common stock, par value $0.01 per share. At December 31, 1998, there were 11,401,477 shares of common stock issued and no shares of preferred stock issued.

     Preferred Share Purchase Rights

     The Board of Directors has adopted a rights plan that provides that each holder of Crescent Operating common stock also receives a right to purchase from the Company one-hundredth of a share of Series A Junior Preferred Stock, par value $0.01, at a price of $5 per share, subject to adjustment. These rights can only be exercised in certain events and are intended to provide the Company certain anti-takeover protection. The Company had reserved 225,000 shares of Series A Junior Preferred Stock for this plan.

     Warrants

     In conjunction with the acquisition of a 50% member interest in CBHS, the Company issued warrants to acquire 282,508 shares of Crescent Operating common stock at an exercise price of $18.29 per share.

     Treasury Stock

     As of December 31, 1998, COPI Colorado had purchased 700,000 shares of Crescent Operating common stock, which has been recorded as treasury stock, at a total purchase price of $2.9 million. The average price paid, including broker commissions, was $4.07 per share.

11.  STOCK OPTION PLANS:

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

     On May 13, 1997, options were granted to each holder of shares of restricted stock in Crescent Equities or options in Crescent Equities or Crescent Partnership an equivalent number of shares of restricted stock or options in Crescent Operating, based on a ratio of one share of restricted stock or option to purchase Crescent Operating common stock for each 10 shares of restricted stock in Crescent Equities or options for Crescent Operating common shares, and one option to purchase Crescent Operating common stock for each 5 options for units. Under the Amended Plan, the Company has granted options and restricted shares of 954,167 and 10,000 respectively, through December 31, 1998.

     The Management Plan allows for the maximum number of options and/or restricted stock that the Company may grant to employees, officers, directors or consultants to be 1,000,000 shares. Under the Management Plan, the Company has granted no options or restricted shares through December 31, 1998.

     Under both Plans, options are granted at a price no less than the market value of the shares on the date of grant, vest over a period determined by the Board of Directors, and expire ten years from the date of grant. The Company has reserved 1.1 million shares for future options and warrants.

     A summary of the stock option status of the Company's Amended and Management Plans as of December 31, 1998 and changes during the periods then ended is presented in the table below:

                                                          Weighted Average
                                           Shares          Exercise Price
                                       ---------------     ---------------
Outstanding as of May 8, 1997 .....               --                  --
   Granted ........................            893,567     $          1.15
   Exercised ......................            (45,489)    $          0.99
   Forfeited ......................               (499)    $          0.99
   Expired ........................               --                  --
                                       ---------------     ---------------
Outstanding as of December 31, 1997            847,579     $          1.16
   Granted ........................             60,600     $         20.42
   Exercised ......................            (23,662)    $          0.99
   Forfeited ......................            (20,173)    $          0.99
   Expired ........................               --
                                       ---------------     ---------------
Outstanding as of December 31, 1998            864,344     $          2.52
                                       ===============     ===============

Exercisable as of December 31, 1998            489,213     $          1.05

     Exercise prices and the weighted-average remaining contractual life for options outstanding at December 31, 1998 were as follows:

                                                     Weighted Average
                                                        Remaining
                       Exercise Price                Contractual Life
                  --------------------------    ---------------------------
                    $           0.99                     6.4 years
                    $          15.50                     8.0 years
                    $19.63 - $20.50                      9.0 years

     The Company applies APB No. 25 in accounting for options granted pursuant to the Amended Plan and the Management Plan (collectively, the "Plans"). Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Plans been determined based on the fair market value at the grant dates for awards under the Plans consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts (in thousands):

                                                              As Reported                    Proforma
                                                            ----------------   ------------------------------------
                                                                 1998               1998                1997
                                                            ----------------   ----------------    ----------------
    Net income (loss).....................................  $          1,141   $            837    $        (22,258)
    Earnings (loss) per share.............................  $           0.10   $           0.07    $          (2.01)

     For the year ended December 31, 1998 and the period ended December 31, 1997, the weighted average fair value of each option granted was $14.66 and $0.87, respectively.

     The fair value of each option was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998 and 1997, respectively: risk-free interest rates of 5.4% and 6.7%; expected volatility of 88.3% and 94.7%; expected dividend yields of 0%; expected lives of 5 years.

12.  EARNINGS PER SHARE:

     Earnings per share ("EPS") is calculated as follows (in thousands, except per share data):

                                                       Year ended                                For the period from May 9, 1997
                                                   December 31, 1998                                to December 31, 1997
                                      ------------------------------------------      --------------------------------------------
                                          Net          Wtd. avg.      Per share          Net            Wtd. avg.      Per share
                                         Income         shares          amount          income           Shares          amount
                                      -----------     -----------     ----------      -----------      -----------     -----------
BASIC EPS ........................... $     1,141          11,206     $      0.10     $   (22,165)          11,073     $     (2.00)

EFFECT OF DILUTIVE SECURITIES:
Stock Options .......................          --             737                              --               --
                                      -----------     -----------                     -----------      -----------


DILUTED EPS ......................... $     1,141          11,943     $      0.10     $   (22,165)          11,073     $     (2.00)
                                      ===========     ===========     ===========     ===========      ===========     ===========


     The Company had 70,600 options which were not included in the calculation of diluted EPS as they were anti-dilutive. Earnings per share for the Predecessor is not meaningful as the capital structure of the Predecessor was not comparable to that of the Company.

13.  INCOME TAXES:

     The components of the Company's income tax provision (benefit) were as follows (in thousands):

                                                      For the Period       For the Period
                                                           From                 From                Year Ended
                                 Year Ended            May 9, 1997 to      January 1, 1997          December 31,
                              December 31, 1998      December 31, 1997      To May 8, 1997              1996
                              -----------------      -----------------     -----------------      -----------------
Current:
   Federal ..............     $           6,543      $              79     $            --        $            (208)
   State ................                   935                     10                  --                     --
                              -----------------      -----------------     -----------------      -----------------
                                          7,478                     89                  --                     (208)
                              -----------------      -----------------     -----------------      -----------------
Deferred:
   Federal ..............                (1,712)                   483                    14                    151
   State ................                  (245)                    40                  --                     --
                              -----------------      -----------------     -----------------      -----------------
                                         (1,957)                   523                    14                    151
                              -----------------      -----------------     -----------------      -----------------
    Total income tax
      provision (benefit)     $           5,521      $             612     $              14      $             (57)
                              =================      =================     =================      =================


     Reconciliation's of the federal statutory income tax rate to the effective tax rate, were as follows:

                                                              For the Period         For the Period
                                          Year Ended              From                   From
                                          December 31,       May 9, 1997 to         January 1, 1997           Year Ended
                                             1998           December 31, 1997        To May 8, 1997        December 31, 1996
                                        -----------------   -----------------       -----------------      -----------------
Federal statutory income tax rate ..               35.0%               (35.0%)               35.0%                (35.0%)
State income taxes, net of federal
 tax benefit .......................                5.0                 (2.9)                --                    --
Equity accounting for
   AmeriCold Logistics .............               (6.7)                --                   --                    --
Desert Mountain
   Minority interest ...............               (5.4)                --                   --                    --
Non-deductible expenses ............                0.7                 --                   --                    --
Change in valuation allowance ......               (6.5)                40.3                 --                    --
Other, net .........................                1.9                  0.5                 --                   0.8
                                        ---------------      ---------------      ---------------          -------------
     Effective tax rate ............               24.0%                 2.9%                35.0%                (34.2%)
                                        ===============      ===============      ===============          ============

     Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

                                                            December 31,
                                                  ----------------------------
                                                      1998             1997
                                                  -----------      -----------
    Deferred tax assets:
   Equity in earnings of subsidiaries .......            --              5,528
   Deferred revenue/rental income ...........          10,709            2,018
   Accrued expenses .........................             561            1,633
   Inventories ..............................             241             --
   Net operating loss carryforwards .........          10,104            1,000
  Other .....................................             340              337
                                                  -----------      -----------
      Deferred tax asset ....................          21,955           10,516
                                                  -----------      -----------

Deferred tax liabilities:
   Equity in subsidiaries ...................          (2,264)            --
   Prepaid expenses .........................          (1,073)            (557)
   Depreciable property and equipment .......          (3,643)            --
   Real estate ..............................          (8,956)            --
                                                  -----------      -----------
      Deferred tax liability ................         (15,936)            (557)
                                                  -----------      -----------

Valuation allowance .........................          (4,156)          (9,762)
                                                  -----------      -----------
      Net deferred tax asset (liability) ....     $     1,863      $       197
                                                  ===========      ===========

Current deferred tax asset ..................     $       700      $       669
Noncurrent deferred tax asset (liability)....           1,163             (472)
                                                  -----------      -----------

      Net deferred tax asset (liability) ....     $     1,863      $       197
                                                  ===========      ===========

     At December 31, 1998, the Company had net operating loss carryforwards ("NOLs") of approximately $25.2 million, which will expire in years 2003 through 2018. A valuation allowance has been recorded to offset the portion of deferred tax assets for which the ultimate realization in future years is uncertain.

14.  MAGELLAN WARRANTS:

     In connection with the transaction in which Crescent Operating acquired its 50% membership interest in CBHS, the Company purchased, for $12.5 million, warrants to acquire 1,283,311 shares of Magellan common stock for an exercise price of $30 per share. The Magellan warrants are exercisable in varying increments over the period which began on May 31, 1998 and ends on May 31, 2009. Management estimates the fair value of the warrants, using the Black-Scholes pricing model, to be $2.7 million at December 31, 1998. As a result, the difference of $9.8 million between the cost and the estimated fair value of the warrants has been included in the consolidated financial statements as other comprehensive income (loss).

15.  COMMITMENTS AND CONTINGENCIES:

     Lease Commitments

     The Hospitality segment leases nine hotel and resort properties from Crescent Equities. Generally, the leases are on a triple net basis during 120-month terms and expire from December 2004 to October 2008. The leases provide for the payment to Crescent Partnership or its subsidiaries (i) base rent, with periodic rent increases, (ii) percentage rent based on a percentage of gross room revenues above a specified amount, and (iii) a percentage of gross food and beverage revenues above a specified amount. Base rental expense under the leases is recognized on a straight-line basis over the terms of the respective leases. The Land Development segment leases office space, model homes, housekeeping and laundry facilities and certain equipment. The Equipment Sales and Leasing segment leases rental delivery and service trucks and land and buildings at various locations.

     Total lease expense for all segments during years ended December 31, 1998 and 1997 was approximately $55.4 million and $16.7 million, respectively. Included in lease expense was percentage rent for the Hotel Properties for the years ended December 31, 1998 and 1997 of $13.8 million and $4.6 million respectively. Future minimum lease payments due under such leases as of December 31, 1998, were as follows (in thousands):




    1999....................          $         42,122
    2000....................                    44,376
    2001....................                    44,021
    2002....................                    44,156
    2003....................                    44,650
    Thereafter..............                   128,119
                                      -------------------
                                      $        347,444
                                      ===================

     Contingencies

On November 5, 1998, Magellan Heath Services, Inc. ("Magellan") sent a letter to Crescent Operating alleging that Crescent Operating (i) owes $2.3 million for the reimbursement of expenses incurred in connection with attempts to obtain financing for CBHS' payment obligations under that certain Purchase Agreement, dated as of March 3, 1998, among CBHS, Magellan and certain subsidiaries of Magellan (the "Purchase Agreement"), (ii) owes Magellan a $5 million termination fee under a related Support Agreement, dated as of March 3, 1998, between the Company and Magellan (the "Support Agreement"), in connection with the termination of the Purchase Agreement and an Equity Purchase Agreement, also dated as of March 3, 1998, among the Company, certain subsidiaries of Magellan and Magellan (the "Equity Purchase Agreement") and (iii) may have failed to use "commercially reasonable efforts" to secure financing for the transactions contemplated by the Purchase Agreement. Because the Company's obligations under the Support Agreement and the Equity Purchase Agreement were subject to prior satisfaction of certain conditions that have not been met, the Company believes that it is under no obligation to reimburse CBHS for expenses incurred in connection with attempts to obtain financing for CBHS' payment obligations under the Purchase Agreement or to pay the $5 million termination fee to Magellan. In December 1998, Crescent Operating placed $2.5 million in escrow pending the outcome of the arbitration in an effort to demonstrate its interest in resolving these issues amicably.

On January 11, 1999, Magellan filed a Demand for Arbitration with the American Arbitration Association, in which Magellan claimed that the Company had breached the Support Agreement and the Equity Purchase Agreement. The Demand for Arbitration alleges that the Company had unilaterally abandoned both agreements and had failed to use commercially reasonable best efforts to obtain financing for the contemplated transactions. Magellan seeks reimbursement from the Company of all financing costs, payment of the termination fee, and payment of unspecified damages for the Company's alleged breach of the Support Agreement.

On January 29, 1999, the Company filed an Answer to the Demand in which the Company denies any liability to Magellan. The Answer to the Demand alleges, among other things, that the parties mutually consented to the termination and abandonment of the Support Agreement and Equity Purchase Agreement and that the condition precedent to the Company's obligations under both Agreements did not occur. The parties have agreed upon an arbitrator, but have agreed to stay all proceedings in the arbitration until April 15, 1999 while they attempt to resolve the issues in dispute.

     In the ordinary course of business, the Company and its subsidiaries are subject to claims and litigation, but, except as set forth above, the Company and its subsidiaries and their respective properties are not subject to any material pending litigation other than ordinary litigation incidental to their businesses.

16.  SUPPLEMENTAL CASH FLOW INFORMATION:

     Supplemental cash flow information is summarized as follows (in thousands):


                                                                       December 31,
                                                      --------------------------------------------
                                                         1998              1997           1996
                                                      -----------      -----------     -----------
Interest paid, net of amounts capitalized .......     $    23,360      $     2,574     $       353
                                                      ===========      ===========     ===========
Taxes paid (refunded) ...........................     $     4,345      $         4     $       (20)
                                                      ===========      ===========     ===========

 Non-cash investing and financing activities:
    In conjunction with the acquisitions by the
    Company, liabilities were assumed as follows:
         Fair value of assets acquired ..........     $    84,892          597,075     $
         Stock issued for the acquisitions ......          (3,391)          (2,340)           --
         Notes payable issued for acquisitions...          (8,659)              --            --
         Cash paid for the acquisitions .........         (26,300)         (82,694)           --
                                                      -----------      -----------     -----------
             Liabilities assumed ................     $    46,542      $   512,041     $      --
                                                      ===========      ===========     ===========

17.  FAIR VALUES OF FINANCIAL INSTRUMENTS:

    The carrying amount of cash and cash equivalents, accounts receivable, inventories, notes receivable, prepaid expenses and other current assets, and accounts payable and accrued expenses approximates fair value as of December 31, 1998 because of the short maturity of these instruments. Similarly, the carrying value of line of credit borrowings approximates fair value as of that date because the interest rate fluctuates based on published market rates. In the opinion of management, the interest rates associated with the long-term debt approximates the market interest rates for this type of instrument, and as such, the carrying values approximate fair value at December 31, 1998.

18.  BUSINESS SEGMENT INFORMATION:

    Crescent Operating's assets and operations are located entirely within the United States and are comprised of five business segments: (i) Equipment Sales and Leasing, (ii) Hospitality, (iii) Refrigerated Warehousing, (iv) Land Development and (v) Healthcare. The Company uses net income as the measure of segment profit or loss.

    The Equipment Sales and Leasing segment is engaged in the sale, leasing and service of construction equipment and accessories to the construction and utility industries located primarily in seven states. Crescent Machinery's leasing activities consist principally of leasing construction equipment and accessories under various leases, which are primarily short-term operating leases.

     The Hospitality segment generally consists of the operations of seven hotels, two destination health and fitness resorts and a golf course (the "Hospitality Properties"). Each of such properties is owned by Crescent Partnership or its affiliates and all except for the Austin Omni are leased to subsidiaries of the Company under long term leases. In addition to these properties, the Company also has other investments in the HCAC and in CRL.

     The Refrigerated Warehousing segment consists of a 2% economic interest in the operations of AmeriCold Logistics. AmeriCold Logistics is the largest operator of public refrigerated storage space in the country in terms of public storage space operated.

    The Land Development segment consists of (i) a 4.65% economic interest in Desert Mountain, a master planned, luxury residential and recreational community in northern Scottsdale, Arizona, (ii) a 42.5% general partner interest in Woodlands Operating, which provides management, advisory, landscaping and maintenance services to entities affiliated with Crescent Operating and Crescent Equities, (iii) a 2.125% economic interest in

     Landevco, which owns approximately 9,000 acres for commercial and residential development as well as a realty office, an athletic center, and interests in both a title company and a mortgage company and (iv) a 5% economic interest in CDMC, whose operations consist principally of investing in partnerships and other entities that directly or indirectly own, develop or manage residential and resort properties (primarily in Colorado) or provide services to such properties.

     The Healthcare segment consists of a 50% economic interest in CBHS. CBHS is the nation's largest operator of acute-care psychiatric hospitals and other behavioral care treatment facilities. CBHS' psychiatric hospitals are located in well-populated urban and suburban locations in 32 states. Most of CBHS' hospitals offer a full continuum of behavioral care in their service area. The continuum includes inpatient hospitalization, partial hospitalization, intensive outpatient services and, in some markets, residential treatment services.

     The Other segment consists of an investment in Hicks-Muse, an investment in Magellan warrants, interest expense on corporate debt and general corporate operations such as legal and accounting costs, insurance costs, corporate salaries and general overhead costs.

     Business segment information is summarized as follows (in thousands):

                                                    Crescent Operating, Inc.               Carter-Crowley Asset Group (Predecessor)
                                             ----------------------------------------     ----------------------------------------
                                                 For the            For the Period         For the Period            For the
                                                Year Ended           May 9, 1997 to       January 1, 1997 to        Year Ended
                                             December 31, 1998      December 31, 1997         May, 8, 1997       December 31, 1996
                                             -----------------      -----------------      -----------------     -----------------
Revenues:
   Equipment Sales and Leasing .........     $          85,365      $          10,518      $           4,657     $          10,394
   Hospitality .........................               229,491                 79,468                   --                    --
   Land Development ....................               178,392                 66,896                   --                    --
   Refrigerated Warehousing ............                  --                     --                     --                    --
   Healthcare ..........................                  --                     --                     --                    --
   Other ...............................                  --                     --                     --                    --
                                             -----------------      -----------------      -----------------     -----------------
   Total revenues ......................     $         493,248      $         156,882      $           4,657     $          10,394
                                             =================      =================      =================     =================

Income (loss) from operations:
   Equipment Sales and Leasing .........     $           6,354      $             735      $             158     $             109
   Hospitality .........................                 6,659                    232                   --                    --
   Land Development ....................                    20                   (199)                  --                    --
   Refrigerated Warehousing ............                   (88)                  --                     --                    --
   Healthcare ..........................                  --                     --                     --                    --
   Other ...............................                (3,059)                (1,761)                  --                    --
                                             -----------------      -----------------      -----------------     -----------------
   Total income (loss) from operations .     $           9,886      $            (993)     $             158     $             109
                                             =================      =================      =================     =================

Depreciation and amortization:
   Equipment Sales and Leasing .........     $           8,222      $           1,892      $             494     $           1,368
   Hospitality .........................                   802                    366                   --                    --
   Land Development ....................                 5,695                    112                   --                    --
   Refrigerated Warehousing ............                    10                    134                   --                    --
   Healthcare ..........................                  --                    1,046                   --                    --
   Other ...............................                    17                   --                     --                    --
                                             -----------------      -----------------      -----------------     -----------------
   Total depreciation and amortization .     $          14,746      $           3,550      $             494     $           1,368
                                             =================      =================      =================     =================

Equity in income (loss) of equity method
 investees:
   Equipment Sales and Leasing .........     $            --        $            --        $            --       $            --
   Hospitality .........................                   130                      9                   --                    --
   Land Development ....................                25,858                  2,554                   --                    --
   Refrigerated Warehousing ............                 3,961                     36                   --                    --
   Healthcare ..........................                (5,390)               (19,610)                  --                    --
   Other ...............................                 3,125                   --                     --                    --
                                             -----------------      -----------------      -----------------     -----------------
Total equity in income (loss) of
    equity method investees ............     $          27,684      $         (17,011)     $            --       $            --
                                             =================      =================      =================     =================


Interest expense, net:
   Equipment Sales and Leasing ...     $         2,942      $           155      $           122     $           304
   Hospitality ...................                  54                   12                 --                  --
   Land Development ..............               4,335                1,020                 --                  --
   Refrigerated Warehousing ......                --                   --                   --                  --
   Healthcare ....................                --                   --                   --                  --
   Other .........................               7,055                2,543                 --                  --
                                       ---------------      ---------------      ---------------     ---------------
Total interest expense, net ......     $        14,386      $         3,730      $           122     $           304
                                       ===============      ===============      ===============     ===============

Income tax expense (benefit)
   Equipment Sales and Leasing ...     $         1,539      $            65      $            14     $           (57)
   Hospitality ...................               2,724                   91                 --                  --
   Land Development ..............               7,465                  675                 --                  --
   Refrigerated Warehousing ......                --                   --                   --                  --
   Healthcare ....................              (2,156)              (7,844)                --                  --
   Other .........................              (4,051)               7,625                 --                  --
                                       ---------------      ---------------      ---------------     ---------------
Total income tax expense (benefit)     $         5,521      $           612      $            14     $           (57)
                                       ===============      ===============      ===============     ===============

Capital expenditures:
   Equipment Sales and Leasing ...     $        28,607      $         8,613      $         1,067     $         4,376
   Hospitality ...................               1,635                  609                 --                  --
   Land Development ..............                --                  3,821                 --                  --
   Refrigerated Warehousing ......                --                   --                   --                  --
   Healthcare ....................                --                   --                   --                  --
   Other .........................                  46                 --                   --                  --
                                       ---------------      ---------------      ---------------     ---------------
   Total capital expenditures ....     $        30,288      $        13,043      $         1,067     $         4,376
                                       ===============      ===============      ===============     ===============

Investment in unconsolidated
subsidiaries:
   Equipment Sales and Leasing.......  $          --        $          --
   Hospitality.......................            2,011               (2,561)
   Land Development..................           60,687               32,001
   Refrigerated Warehousing..........          293,868              161,851
   Healthcare........................             --                  5,390
   Other.............................           10,539               21,947
                                       ---------------      ---------------
   Total investment in
          unconsolidated subsidiaries  $       367,105      $       218,628
                                       ===============      ===============

Identifiable assets:
   Equipment Sales and Leasing.......  $       127,215      $        27,843
   Hospitality.......................           38,536               37,552
   Land Development..................          464,634              345,979
   Refrigerated Warehousing..........          293,780              161,851
   Healthcare........................             --                  5,390
   Other.............................           13,168               23,468
                                       ---------------      ---------------
   Total identifiable assets.........  $       937,333      $       602,083
                                       ===============      ===============

19.  RELATED PARTY TRANSACTIONS:

     INTERCOMPANY AGREEMENT

Generally, Crescent Operating is involved with Crescent Equities in two types of transactions: "Lessee Transactions" and "Controlled Subsidiary Transactions". Lessee Transactions are those in which Crescent Operating enters into a transaction to lease and operate real property that is owned by Crescent Partnership but which cannot be operated by Crescent Partnership due to Crescent Equities status as a REIT. Controlled Subsidiary Transactions are those in which Crescent Operating invests alongside Crescent Partnership in acquisitions where Crescent Operating owns all of the voting stock, and Crescent Partnership owns all of the non-voting stock of a corporate acquisition vehicle which in turn acquires a target business which cannot be operated by Crescent Partnership due to Crescent Equities' status as a REIT. The voting stock represents the control of the entity being purchased and due to its status as a REIT, Crescent Equities cannot have such ownership.

     Crescent Operating and Crescent Partnership have entered into the Intercompany Agreement to provide each other with rights to participate in the types of transactions mentioned above. The Intercompany Agreement provides, subject to certain terms, that Crescent Partnership will provide Crescent Operating with a right of first refusal to become the lessee of any real property acquired by Crescent Partnership if Crescent Partnership determines that, consistent with Crescent Equities' status as a REIT, it is required to enter into a "master" lease arrangement. Crescent Operating's right of first refusal under the Intercompany Agreement is conditioned upon the ability of Crescent Operating and Crescent Partnership to negotiate a mutually satisfactory lease arrangement and the determination of Crescent Partnership, in its sole discretion, that Crescent Operating is qualified to be the lessee. In general, a master lease arrangement is an arrangement pursuant to which an entire property or project (or a group of related properties or projects) is leased to a single lessee. If a mutually satisfactory agreement cannot be reached within a 30-day period (or such longer period to which Crescent Operating and Crescent Partnership may agree), Crescent Partnership may offer the opportunity to others.

     Under the Intercompany Agreement, Crescent Operating has agreed not to acquire or make (i) investments in real estate which, for purposes of the Intercompany Agreement, includes the provision of services related to real estate and investment in hotel properties, real estate mortgages, real estate derivatives or entities that invest in real estate assets or (ii) any other investments that may be structured in a manner that qualifies under the federal income tax requirements applicable to REITs. Crescent Operating has agreed to notify Crescent Partnership of, and make available to Crescent Partnership, investment opportunities developed by Crescent Operating, or of which Crescent Operating becomes aware but is unable or unwilling to pursue.

     OTHER TRANSACTIONS

     Effective July 31, 1997, Crescent Operating purchased RoseStar from Gerald Haddock, John Goff and Sanjay Varma. Mr. Haddock is the President, Chief Executive Officer and Mr. Goff is the Vice-Chairman and director of each Crescent Operating and Crescent Equities. Mr. Varma is Executive Vice President of Crescent Equities and together with his wife Johanna Varma, are the principals of The Varma Group, a corporation that provides asset management services to RoseStar and COI Hotel.

     The Company leases full service hotels and destination health and fitness resorts from Crescent Partnership, or other subsidiaries of Crescent Equities, under operating leases. Crescent Partnership has agreed to fund all capital expenditures relating to furniture, fixtures and equipment reserves required under applicable management agreements on all properties except for Canyon Ranch-Tucson. Total rent expense related to these leases totaled approximately $52.3 million for the year ended December 31, 1998.

     In 1997, Crescent Operating had entered into a one-year contract (subject to automatic renewal for one-year terms unless terminated by either party 60 days prior to any anniversary date of the contract) with Petroleum Financial Inc. a company previously owned by Jeffrey L. Stevens, the Chief Operating Officer, Secretary and Director of the Company, pursuant to which Petroleum Financial Inc. provides certain services to Crescent Operating. These services include corporate overhead costs such as rent and utilities in addition to salaries for corporate officers and other personnel who perform all corporate duties. Crescent Operating paid Petroleum Financial Inc. in monthly or quarterly installments based on certain costs incurred by Petroleum Financial Inc., plus 5%. Total amounts paid for services provided were $941 and $251 for the year ended December 31, 1998 and the period ended December 31, 1997, respectively. Effective December 1, 1998, the contract was terminated.

     The Company has various debt instruments payable to Crescent Partnership with an aggregate amount outstanding at December 31, 1998 of $228.6 million. See Note 9 for additional information.

     As part of the Company's acquisition of the Carter-Crowley Asset Group, the Company acquired a 12.38% limited partner interest in Dallas Basketball Limited (the "DBL Interest"), the partnership that owns the Dallas Mavericks. As of June 11, 1997, the Company sold the DBL Interest, for approximately $12.5 million, to a corporation wholly owned by Crescent Partnership.

20.  SUBSEQUENT EVENTS:

     Effective March 12, 1999, Crescent Operating sold 80% of its 2% interest in AmeriCold Logistics to Crescent Partnership for $13.2 million and received the right to require Crescent Partnership to purchase the remaining 20% for $3.4 million at any time during the next two years, subject to compliance with certain regulatory matters. This transaction results in approximately a $2.0 million gain to be recognized by Crescent Operating in 1999. Crescent Operating, through a wholly-owned limited liability company, then entered into a new partnership ("AmeriCold Operations") owned 60% by Vornado Operating, Inc. ("Vornado Operating") and 40% by Crescent Operating. AmeriCold Operations purchased all of the non-real estate related assets of AmeriCold REIT (formerly AmeriCold Logistics) encompassing the operations of the refrigerated warehouse properties for $48.7 million. As a result of this transaction, AmeriCold REIT no longer has an interest in the operations of the refrigerated warehousing operations. This transaction required an initial capital contribution of approximately $15.5 million from Crescent Operating and a commitment to fund an additional $4.0 million in the future, all of which has or will be funded from a new $19.5 million 9% loan from Crescent Partnership. AmeriCold Operations has leased the refrigerated warehouse properties ("Refrigerated Warehouses") from AmeriCold REIT under 15 year leases which call for base and percentage rent. As the operations of AmeriCold Logistics have been assumed by AmeriCold Operations, the Company will hereafter refer to the operations of AmeriCold Logistics as AmeriCold Operations.

     Under the terms of the partnership agreement for AmeriCold Operations, Vornado Operating has the right to make all decisions relating to the management and operations of AmeriCold Operations other than certain major decisions that require the approval of both the Company and Vornado Operating. The partnership agreement provides for a buy-sell arrangement upon a failure of the Company and Vornado Operating to agree on any of the specified major decisions which, until October 30, 2000, can be exercised only by Vornado Operating. During that time, Vornado Operating shall be entitled to buy the Company's interest at cost plus a 10% per annum return. Major decisions include approval of the annual capital and operating budgets for AmeriCold Operations, decision to deviate from the budget by 10% or more and additional capital contributions.

     On March 26, 1999, the Company signed a definitive agreement to sell its investment in Hicks-Muse for $8.1 million. The sale will result in a $0.3 million gain to be recognized in first quarter of 1999.

     Effective March 4, 1999, the Company acquired certain assets of Westco Tractor & Equipment, Inc. ("Westco"), a company engaged in equipment sales, leasing and servicing, located in Santa Rosa, California. The purchase price of approximately $2.7 million was comprised of $0.5 million cash and the assumption of liabilities of $2.2 million. The transaction was treated as a purchase for accounting purposes and accordingly the results of operations will be included in the Company's financial statements from the date of acquisition.

     Effective January 1, 1999, CDMC increased its $40 million line of credit with Crescent Partnership to $48 million and entered into a new $40 million credit line with Crescent Partnership for new development projects.

21.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                                      Period Ended December 31, 1998
                                                       -------------------------------------------------------------
                                                          First            Second           Third           Fourth
                                                       -----------      -----------      -----------      -----------
Revenues .........................................     $    97,377      $   106,809      $   111,826      $   177,236
Income (loss) from operations ....................           3,941            3,405           (2,695)           5,235
Income (loss) before minority interests and income
   taxes .........................................            (620)           9,544             (210)          14,288
Minority interests ...............................            (487)          (3,404)          (1,021)         (11,428)
Income tax provision (benefit) ...................              71            4,198           (1,321)           2,573
Net income (loss) ................................          (1,178)           1,942               90              287
Basic income (loss) per share ....................            (.11)             .17              .01              .03
Diluted income (loss) per share ..................            (.11)             .16              .01              .02

                                                             Period Ended December 31, 1997
                                                       ---------------------------------------------
                                                        Second (1)          Third          Fourth
                                                       -----------      -----------      -----------
Revenues .........................................     $     1,708      $    31,353      $   123,821
Income (loss) from operations ....................             283               24           (1,298)
Income (loss) before minority interests and income
     taxes .......................................            (262)          (7,784)         (12,941)
Minority interests ...............................            --               --               (566)
Income tax provision (benefit) ...................            --               --                613
Net income (loss) ................................            (262)          (7,784)         (14,120)
Basic loss per share .............................            (.02)            (.71)           (1.27)
Diluted loss per share ...........................            (.02)            (.71)           (1.27)


(1) Amounts include operations of the Company from May 9, 1997 (the date the Company began activity) through June 30, 1997.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE MEMBERS OF
CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC:

We have audited the accompanying consolidated balance sheets of Charter Behavioral Health Systems, LLC (a Delaware limited liability corporation) and subsidiaries as of September 30, 1997 and 1998, and the related consolidated statements of operations, changes in members' capital (deficit) and cash flows for the period June 17, 1997 to September 30, 1997 and for the year ended September 30, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charter Behavioral Health Systems, LLC and subsidiaries as of September 30, 1997 and 1998, and the results of their operations and their cash flows for the period June 17, 1997 to September 30, 1997 and for the year ended September 30, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                             ARTHUR ANDERSEN LLP

ATLANTA, GEORGIA
DECEMBER 3, 1998

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                                    September 30,
                                                                                              ------------------------
                                                                                                1997            1998
                                                                                              ---------      ---------

                                                             ASSETS

Current Assets:
       Cash, including cash equivalents of $15,477 in 1997 and $9,117 in 1998, at cost,
            which approximates market value .............................................     $  23,443      $  13,493
       Accounts receivable, less allowance for doubtful accounts
            of $17,605 in 1997 and $33,548 in 1998 ......................................       107,961        120,187
       Accounts receivable from Magellan ................................................         5,090           --
       Supplies .........................................................................         2,313          2,665
       Prepaid expenses .................................................................         9,385         10,538
       Other current assets .............................................................           345            236
                                                                                              ---------      ---------
            Total Current Assets ........................................................       148,537        147,119

Property and Equipment:
       Buildings and improvements .......................................................        11,879          9,616
       Equipment ........................................................................         7,121         11,924
                                                                                              ---------      ---------
                                                                                                 19,000         21,540
       Accumulated depreciation .........................................................          (662)        (2,916)
                                                                                              ---------      ---------
                                                                                                 18,338         18,624
       Construction in progress .........................................................            86          2,524
                                                                                              ---------      ---------
            Total Property and Equipment ................................................        18,424         21,148

Other Long-Term Assets ..................................................................         6,471          6,699

Goodwill, net of accumulated amortization of $3 in 1997 and $17 in 1998 .................           286            294

Deferred Financing Fees, net of accumulated amortization of $115 in 1997 and $513 in 1998         1,876          1,878
                                                                                              ---------      ---------

                                                                                              $ 175,594      $ 177,138
                                                                                              =========      =========



          The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                    September 30,
                                                                              ------------------------
                                                                                1997            1998
                                                                              ---------      ---------

                   LIABILITIES AND MEMBERS' CAPITAL (DEFICIT)

Current Liabilities:
       Accounts payable .................................................     $  34,864      $  54,443
       Accounts payable to Magellan .....................................          --           36,857
       Accrued liabilities ..............................................        33,578         47,279
       Current maturities of long-term debt and capital lease obligations            55          2,800
                                                                              ---------      ---------
            Total Current Liabilities ...................................        68,497        141,379

Long-Term Debt and Capital Lease Obligations ............................        65,860         67,200

Reserve for Unpaid Claims ...............................................         2,686         10,812

Deferred Rent ...........................................................         3,956         17,054

Long-Term Obligations to Lessor .........................................           803          3,803

Minority Interest and Other Long-Term Liabilities .......................            36          3,768

Members' Capital (Deficit):
       Preferred interests ..............................................        35,000         35,000
       Common interests .................................................        15,000         15,000
       Accumulated  deficit .............................................       (16,244)      (116,878)
                                                                              ---------      ---------
            Total Members' Capital (Deficit) ............................        33,756        (66,878)
                                                                              ---------      ---------
                                                                              $ 175,594      $ 177,138
                                                                              =========      =========


           The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                          106 Days Ended      Year Ended
                                                           September 30,      September 30,
                                                               1997                1998
                                                           -------------      -------------
Net revenue ..........................................     $     213,730      $     730,447
                                                           -------------      -------------
Costs and expenses:
       Salaries, supplies and other operating expenses           170,619            606,628
       Franchise fees - Magellan .....................            22,739             78,584
       Crescent Lease expense ........................            16,919             56,133
       Bad debt expense ..............................            17,437             63,895
       Depreciation and amortization .................               668              5,693
       Interest, net .................................             1,592              5,263
       Unusual items .................................              --               11,125
                                                           -------------      -------------
                                                                 229,974            827,321
                                                           -------------      -------------
Loss before minority interest ........................           (16,244)           (96,874)
Minority interest ....................................              --                   41
                                                           -------------      -------------
Net loss .............................................           (16,244)           (96,915)
Preferred dividend requirement .......................              --                3,719
                                                           -------------      -------------
Net loss applicable to common members ................     $     (16,244)     $     100,634)
                                                           =============      =============



           The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC
        CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' CAPITAL (DEFICIT)
                                 (IN THOUSANDS)

                                                                             106 DAYS ENDED      YEAR ENDED
                                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                                                  1997              1998
                                                                             -------------      -------------
Preferred Interests:
    Balance, beginning of period ......................................       $        --        $    35,000
    Issuance of cumulative redeemable preferred interests - Magellan ..            17,500               --
    Issuance of cumulative redeemable preferred interests - COI .......            17,500               --
                                                                            -------------      -------------
    Balance, end of period ............................................            35,000             35,000
                                                                            -------------      -------------

Common Interests:
    Balance, beginning of period ......................................              --               15,000
    Capital contribution - Magellan ...................................             7,500               --
    Capital contribution - COI ........................................             7,500               --
                                                                            -------------      -------------
    Balance, end of period ............................................            15,000             15,000
                                                                            -------------      -------------

Accumulated Deficit:
    Balance, beginning of period ......................................              --              (16,244)
    Net loss applicable to common members .............................           (16,244)          (100,634)
                                                                            -------------      -------------
    Balance, end of period ............................................           (16,244)          (116,878)
                                                                            -------------      -------------


Total Members' Capital (Deficit) ......................................     $      33,756      $     (66,878)
                                                                            =============      =============



          The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                   106 Days Ended       Year Ended
                                                                                    September 30,      September 30,
                                                                                         1997              1998
                                                                                    --------------     --------------
Cash Flows From Operating Activities
       Net loss ...............................................................     $     (16,244)     $     (96,915)
                                                                                    -------------      -------------
         Adjustments to reconcile net loss to net cash used in operating activities:
         (Gain) loss on sale of businesses ....................................              (355)             2,688
         Depreciation and amortization ........................................               668              5,693
         Non-cash interest expense ............................................               115                398
         Cash flows from changes in assets and liabilities, net of effects from sales and acquisitions of businesses:
                 Accounts receivable, net .....................................           (98,504)            (5,318)
                 Accounts receivable/payable to Magellan ......................            (5,090)            41,947
                 Other current assets .........................................            (5,089)            (1,096)
                 Other long-term assets .......................................            (4,565)              (275)
                 Accounts payable and accrued liabilities .....................            53,791             30,848
                 Reserve for unpaid claims ....................................             2,686              8,126
                 Deferred rent ................................................             3,956             13,098
                 Minority interest, net of dividends paid .....................              --                  (25)
                 Other liabilities ............................................               800                 43
                                                                                    -------------      -------------
                 Total adjustments ............................................           (51,587)            96,127
                                                                                    -------------      -------------
                      Net cash used in operating activities ...................           (67,831)              (788)
                                                                                    -------------      -------------

Cash Flows From Investing Activities
       Capital expenditures ...................................................              (149)            (9,549)
       Purchase of information systems equipment from Magellan ................            (5,000)              --
       Purchase of net assets from Magellan ...................................           (11,288)              --
       Proceeds from sale of businesses, net of transaction costs .............              --                1,160
       Acquisition of businesses, net of cash acquired ........................              --               (5,327)
                                                                                    -------------      -------------
                      Net cash used in investing activities ...................           (16,437)           (13,716)
                                                                                    -------------      -------------

Cash Flows From Financing Activities
       Payments on debt and capital lease obligations .........................               (16)               (46)
       Proceeds from issuance of debt, net of issuance costs ..................            98,009              4,600
       Proceeds from capital contributions - Magellan .........................             2,218               --
       Proceeds from capital contributions - COI ..............................             7,500               --
                                                                                    -------------      -------------
                      Net cash provided by financing activities ...............           107,711              4,554
                                                                                    -------------      -------------

Net increase(decrease) in cash and cash equivalents ...........................            23,443             (9,950)
Cash and cash equivalents at beginning of period ..............................              --               23,443
                                                                                    -------------      -------------
Cash and cash equivalents at end of period ....................................     $      23,443      $      13,493
                                                                                    =============      =============



          The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                     CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1998



1. ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements of Charter Behavioral Health Systems, LLC ("CBHS" or the "Company"), a Delaware limited liability corporation, include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company provides behavioral healthcare services in the United States. The Company's principal services include group and individual inpatient treatment, day and partial hospitalization services, group and individual outpatient treatment and residential services.

On June 17, 1997 the Company began operations pursuant to a series of transactions (the "Crescent Transactions") between Magellan Health Services, Inc. ("Magellan"), Crescent Real Estate Equities Limited Partnership ("Crescent") and Crescent Operating, Inc. ("COI"). The Crescent Transactions provided for the following:

o Magellan sold to Crescent 80 behavioral healthcare facilities (76 operating and four held for sale) ("Purchased Facilities") and related medical office buildings formerly operated by Magellan.

o The Company operates the Purchased Facilities and the Contributed Facilities (defined below) (together the "Facilities"). The Company is owned equally by Magellan and COI.

o Magellan contributed to the Company certain property and intangible rights used in connection with the Facilities with a net book value of approximately $5.0 million in exchange for its equity interest in CBHS. The property that was contributed by Magellan included five acute care psychiatric hospitals and other ancillary facilities that Magellan leased from third parties (together the "Contributed Facilities"). The Company also purchased certain assets from Magellan relating to Magellan's information systems subsidiary for $5.0 million.

o COI contributed $5.0 million of cash as its initial equity investment in the Company.

o CBHS entered into a service agreement with Magellan pursuant to which the Company manages Magellan's interest in certain joint ventures with unaffiliated third parties, including joint ventures that operate or manage ten behavioral healthcare facilities. Magellan is the general partner or managing entity of such joint ventures.

o CBHS leased the Purchased Facilities from Crescent under an initial 12-year lease term with four renewal terms of five years each ("Crescent Lease"). CBHS pays annual base rent to Crescent, which was initially $41.7 million and increases at 5% compounded annually (See Note 5).

o CBHS and certain of its subsidiaries entered into franchise agreements with Magellan (the "Franchise Agreements") pursuant to which CBHS and such subsidiaries operate using the "CHARTER' name, services and protocols and pay Magellan annual franchise fees, subject to increase, of approximately $78.3 million (See Note 6). The franchise fees due Magellan are subordinate to the payment of rent due Crescent.

o Both Magellan and COI contributed an additional $2.5 million in cash to the capital of CBHS. In addition, each made a commitment to loan CBHS up to $17.5 million each, for a period of five years. Such loans were made to CBHS by each for $17.5 million ("Member Loans") and, effective September 30, 1997, were converted to cumulative redeemable preferred interests (See
     Note 8).

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements during the 106 days ended September 30, 1997 and the year ended September 30, 1998, the Company has incurred losses from operations, and therefore, the Company has a significant accumulated deficit at September 30, 1998. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis. The Company believes its cash flows and profitability are influenced by the cyclical nature of the behavioral healthcare provider business, with a reduced demand for certain services generally occurring during the first fiscal quarter around major holidays and during the summer months comprising the fourth fiscal quarter. Management has formulated and implemented a business plan to reduce overhead and add new lines of business to improve the cash flows and the profitability of the Company. Additionally, the Company is actively pursuing additional sources of capital and/or borrowings.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

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

NET REVENUE

Net revenue is based on established billing rates, less estimated allowances for patients covered by Medicare and other contractual reimbursement programs, and discounts from established billing rates. Amounts received by the Company for treatment of patients covered by Medicare and other contractual reimbursement programs, which may be based on cost of services provided or predetermined rates, are generally less than the established billing rates of the Company's hospitals. Final determination of amounts earned under contractual reimbursement programs is subject to review and audit by the applicable agencies. Net revenue in fiscal 1998 included a charge of $0.7 million for the settlement and adjustment of reimbursement issues related to the previous fiscal period. Management believes that adequate provision has been made for any adjustments that may result from such reviews.

ADVERTISING COSTS

The production costs of advertising are expensed as incurred. The Company does not consider any of its advertising costs to be direct-response and, accordingly, does not capitalize such costs. Advertising costs consist primarily of radio and television air time, which is amortized as utilized, and printed media services. Advertising expense was approximately $6.4 million and $20.3 million for the 106 days ended September 30,1997 and for the year ended September 30, 1998, respectively.

CHARITY CARE

The Company provides healthcare services without charge or at amounts less than its established rates to patients who meet certain criteria under its charity care policies. Because the Company does not pursue collection of amounts determined to be charity care, they are not reported as revenue. For the 106 days ended September 30, 1997 and for the year ended September 30, 1998, the Company provided, at its established billing rates, approximately $5.3 million and $28.4 million, respectively, of such care.

INTEREST, NET

The Company records interest expense net of interest income. Interest income for the 106 days ended September 30, 1997 and for the year ended September 30, 1998 was approximately $0.2 million and $0.3 million, respectively.

CASH AND CASH EQUIVALENTS

Cash equivalents are short-term, highly liquid interest-bearing investments with a maturity of three months or less when purchased, consisting primarily of money market instruments.

CONCENTRATION OF CREDIT RISK

Accounts receivable from patient revenue subject the Company to a concentration of credit risk with third-party payors that include insurance companies, managed healthcare organizations and governmental entities. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific payors, historical trends and other information. Management believes the allowance for doubtful accounts is adequate to provide for normal credit losses.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Expenditures for renewals and improvements are charged to the property accounts. Replacements and maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Amortization of capital lease assets is included in depreciation expense. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally three to ten years for equipment. Leasehold improvements are amortized over the useful lives of the related assets or the terms of the leases, whichever is shorter. Depreciation and amortization expense was $0.7 million and $5.7 million for the 106 days ended September 30, 1997 and for the year ended September 30, 1998, respectively.

INTANGIBLE ASSETS

Intangible assets are composed principally of goodwill and deferred financing costs. Goodwill represents the excess of the cost of businesses acquired over the fair value of the net identifiable assets at the date of acquisition and is amortized using the straight-line method over 25 years. Deferred financing costs are the costs incurred by the Company to obtain and amend its credit agreement (See Note 5) and are amortized over the term of the related agreement (five years).

The Company continually monitors events and changes in circumstances which could indicate that carrying amounts of intangible assets may not be recoverable. When events or changes in circumstances are present that indicate that the carrying amount of intangible assets may not be recoverable, the Company assesses the recoverability of intangible assets by determining whether the carrying value of such intangible assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. No impairment losses on intangible assets were recorded by the Company for the 106 days ended September 30, 1997 or for the year ended September 30, 1998.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates that the carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximated their fair values as of the date of the balance sheets due to the relatively short maturity of these instruments.

3.  ACQUISITIONS, JOINT VENTURES AND DIVESTITURES

ACQUISITIONS

On September 28, 1998, the Company acquired four inpatient behavioral healthcare facilities, two related transitional care businesses and a behavioral healthcare contract management business (collectively "Acquired Hospitals") from Ramsay Health Care, Inc. The purchase price for the Acquired Hospitals was approximately $5.3 million. The Company accounted for the acquisition using the purchase method of accounting. The operating results of the Acquired Hospitals are included in the Company's Consolidated Statements of Operations since the date of acquisition.

JOINT VENTURES

Effective September 2, 1998, the Company entered into a hospital-based behavioral healthcare joint venture ("Brentwood JV") with Brentwood Behavioral Healthcare, LLC. The Company contributed certain assets from an existing behavioral healthcare facility in Shreveport, Louisiana, to the joint venture in exchange for its 50% interest in the Brentwood JV. The Company subsequently closed its Shreveport, Louisiana, facility. The Company accounts for its investment in the Brentwood JV using the equity method.

DIVESTITURES

On September 30, 1997, the Company sold the operations of a 60-bed behavioral healthcare hospital in Sioux Falls, South Dakota, for $422,000. Proceeds from the sale were not received until October 2, 1997. The transaction resulted in a gain of $355,000.

4.  UNUSUAL ITEMS

The following table summarizes the unusual items recorded during the year ended September 30, 1998 (in thousands):



                                                             YEAR ENDED
                                                            SEPTEMBER 30,
                                                                1998
                                                         --------------------
Purchase Terminations...........................         $              4,450
Severance.......................................                        3,002
Divestitures....................................                        2,688
Other...........................................                          985
                                                         --------------------
                                                         $             11,125
                                                         ====================



PURCHASE TERMINATIONS

In the first quarter of fiscal 1998, the Company recorded a charge of approximately $2.1 million related to expenses incurred in connection with a terminated acquisition of an unrelated entity. In the fourth quarter of fiscal 1998, the Company recorded a charge of approximately $2.3 million related to expenses incurred in connection with terminated transactions with Magellan and COI that included (i) the purchase of Magellan's franchise operations relating to the "CHARTER" system and certain other assets, (ii) termination of the Franchise Agreements, (iii) the sale of Magellan's equity interest in CBHS to COI and (iv) review of the potential to obtain new capital for the Company (collectively the "Magellan Buyout"). See Note 12.

SEVERANCE

The Company recorded charges of approximately $3.0 million during fiscal 1998 related to severance and related benefits for employees who were terminated during fiscal 1998 pursuant to planned overhead reductions.

DIVESTITURES

In June 1998, the Company sold a 77-bed behavioral healthcare facility in Virginia for approximately $0.8 million which resulted in a loss of approximately $2.7 million.

OTHER

In the fourth quarter of fiscal 1998, the Company accrued approximately $0.8 million for estimated expenses incurred in connection with the settlement of various litigation matters. Also in the fourth quarter of fiscal 1998, the Company closed and consolidated one behavioral health care operation in Texas and recorded charges of approximately $0.2 million related to severance and related benefits and closure costs.

5. LONG-TERM DEBT AND LEASE OBLIGATIONS

Information with regard to the Company's long-term debt and capital lease obligations at September 30, 1997 and 1998 is as follows (in thousands):

                                                                           SEPTEMBER 30,
                                                          ------------------------------------------------
                                                                   1997                      1998
                                                          ---------------------       --------------------

Revolving Credit Agreement due through 2002
      (6.90234 % to 7.59375 %)......................      $             65,000        $            70,000
10.5%  Capital lease obligations....................                       915                         --
                                                          ---------------------       --------------------
                                                                        65,915                     70,000
      Less amounts due within one year..............                        55                      2,800
                                                          ---------------------       --------------------
                                                          $             65,860        $            67,200
                                                          =====================       ====================

The aggregate scheduled maturities of long-term debt during the five years subsequent to September 30, 1998 are as follows (in thousands): 1999--$2,800; 2000--$0; 2001--$0, 2002--$67,200; 2003--$0.

The Company's debt is carried at cost which approximates fair market value.

REVOLVING CREDIT AGREEMENTS

On June 17, 1997, the Company entered into a credit agreement (the "Revolving Credit Agreement") with certain financial institutions for a five-year senior secured revolving credit facility in an aggregate committed amount of $100 million. Effective September 30, 1998, the Revolving Credit Agreement was amended to provide for, among other things, modification of financial covenant levels and increases in interest rates.

The maximum amount allowed to be borrowed under the Revolving Credit Agreement is based on a working capital calculation. At September 30, 1998, the Company did not have any amounts available for borrowing under the Revolving Credit Agreement. The Revolving Credit Agreement is secured by the tangible and intangible personal property, including accounts receivable, owned by the Company.

The loans outstanding under the Revolving Credit Agreement bear interest (subject to certain potential adjustments) at a rate per annum equal to one, two, three or six-month LIBOR plus 2.75% or the Alternative Base Rate ("ABR"), as defined, plus 1.75%. Interest on ABR loans is payable at the end of each fiscal quarter. Interest on LIBOR-based loans is payable at the end of their respective terms, but at a minimum of every three months.

COVENANTS

The Revolving Credit Agreement contains a number of restrictive covenants which, among other things, limit the ability of the Company and certain of its subsidiaries to incur other indebtedness, engage in transactions with affiliates, incur liens, make certain restricted payments, and enter into certain business combinations. The Revolving Credit Agreement also requires the Company to maintain certain specified financial ratios. The Company was in compliance with all debt covenants under the Revolving Credit Agreement, as amended, at September 30, 1998. Budget projections prepared by management for the fiscal year ending September 30, 1999 estimate that the Company will be in compliance with all debt covenants under the Revolving Credit Agreement, as amended, during fiscal 1999. Management believes that its budget projections for fiscal 1999 are reasonable and achievable, however, there can be no assurances that such projections will be achieved. If the Company were to fail to achieve such budget projections during fiscal 1999, the Company could become in noncompliance with certain debt covenants resulting in an event of default under the Revolving Credit Agreement.

CRESCENT LEASE

Effective June 17, 1997, the Company entered into an agreement to lease the Purchased Facilities from Crescent under an initial 12-year lease term with four renewal terms of five years each. The Crescent Lease requires the Company to pay all maintenance, property tax and insurance costs.

The base rent for the first year of the initial term was $41.7 million and increases at 5% compounded annually. The Company accounts for the Crescent Lease as an operating lease and accordingly, records base rent expense on a straight-line basis over the lease term. Effective December 1, 1997, Crescent and the Company amended the Crescent Lease to delete the requirement for the Company to pay an additional annual rent of $20.0 million. This amendment has no impact on future commitments for the Company as it remains directly liable for the capital expenditures and other obligations under the Crescent Lease which were to be funded by the additional annual rent.

OTHER LEASES

The Company also leases certain of its operating facilities other than the Purchased Facilities. The leases, which expire at various dates through 2027, generally require the Company to pay all maintenance, property tax and insurance costs.

In connection with the purchase of the Acquired Hospitals, CBHS entered into an agreement to lease a behavioral healthcare facility under an initial eight-year lease term with two renewal terms of four years each. The lease requires the Company to pay all maintenance, property tax and insurance costs. The base rent is $270,000, subject to increases for inflation. The Company accounts for the lease as an operating lease.

At September 30, 1998, aggregate amounts of future minimum payments under operating leases were as follows (in thousands): 1999-$49,225; 2000-$49,719; 2001-$50,562; 2002-$52,597; 2003-$54,972; subsequent to 2003-$367,948.

Rent expense for the 106 days ended September 30, 1997 and for the year ended September 30, 1998 was $20.0 million and $67.4 million, respectively.

6.  FRANCHISE FEES - MAGELLAN

Effective June 17, 1997, the Company and certain of its subsidiaries entered into franchise agreements with Magellan, pursuant to which CBHS and such subsidiaries operate using the "CHARTER" name, services and protocols.
The franchise agreements provide, among other things, that:

o Magellan agrees to use its commercially reasonable best efforts, subject to applicable law, to cause CBHS and such subsidiaries to have "preferred provider" status in connection with Magellan's managed behavioral healthcare business on a basis substantially consistent with existing agreements for such business.

o Magellan agrees to operate or provide a toll free "800" telephone number and call center as a means of assisting customers to locate the places of business of franchisees.

o Franchisees were granted a right to a defined territory to engage in the business of providing behavioral healthcare business, as defined.

o Magellan will provide franchisees with the following assistance: (i) advertising and marketing assistance including consultation, access to media buying programs and access to broadcast and other advertising materials produced by Magellan from time to time for franchisees; (ii) risk management services, including risk financial planning, loss control and claims management; (iii) outcomes monitoring; (iv) national and regional contracting services; and (v) consultation by telephone or at the Magellan offices with respect to matters relating to the franchisee's business in which Magellan has expertise, including reimbursement, government relations, clinical strategies, regulatory matters, strategic planning and business development.

Franchise fees payable by the Company are the greater of (i) 78.3 million, subject to increases for inflation; or (ii) $78.3 million, plus 3% of gross revenues over $1 billion and not exceeding $1.2 billion and 5% of gross revenues over $1.2 billion. Pursuant to a subordination agreement, franchise fees generally are subordinated to base rent under the Crescent Lease and the 5% annual increase.

The initial term of the franchise agreements is 12 years with four renewal terms of five years each.

Pursuant to the provisions of the Franchise Agreements, the Company must pay additional franchise fees to Magellan on management contract agreements entered into during the term of the Franchise Agreements ("Managed Business"). Managed Business franchise fees payable by the Company are 15% or 30% of the Managed Business total fees less total direct costs for contract locations within or outside of the Company's existing franchise territories, respectively. Managed Business franchise fees expense was $0 and $0.3 million for the 106 days ended September 30, 1997 and for the year ended September 30, 1998, respectively.

On December 22, 1997, Magellan and the Company entered into a management agreement relating to the operation of the "call centers" formerly operated by Magellan. The Company received $5.9 million as consideration for performing the various obligations relating to the "call centers" for the 18-month period ended June 21, 1999.

The Company has not made total monthly franchise fee payments to Magellan since February 1998, and, as a result, is in default under the Franchise Agreements. Franchise fee arrearages are approximately $38.0 million at September 30, 1998. In addition to other remedies, whenever franchise fees are past due for any reason in the amount of $6.0 million or more, Magellan has the right to prohibit any incentive compensation to CBHS management and prohibit any vesting of CBHS management equity. Whenever fees are past due in the amount of $18.0 million or more, Magellan has the right to prohibit any salary increases for key personnel of CBHS, prohibit any additional hiring by CBHS, and prohibit any new direct or indirect hospital acquisitions or joint ventures participation. If franchise fees are past due in an amount greater than $24.0 million, Magellan has the right to require a 5% cutback on budgeted expenses under the then-current approved CBHS annual budget, require monthly approval of expenditures of CBHS, including capital and operating expenditures, and require the transfer of control and management of CBHS and CBHS franchisees to Magellan.

During the fourth quarter of fiscal 1998, due to the franchise fee arrearages, Magellan exercised its limited management rights under the franchise agreements and, with CBHS's board of directors' support, made operational and management changes at CBHS. Subsequent to September 30, 1998, Magellan notified the CBHS board of directors that it was relinquishing its exercise of limited management rights of CBHS.

7.  BENEFIT PLAN

The Company has a defined contribution retirement plan (the "401(k) Plan"). Employee participants can elect to voluntarily contribute up to 15% of their compensation to the 401(k) Plan. The Company makes contributions to the 401(k) Plan based on employee compensation and contributions. The Company makes a discretionary contribution of 2% of each employee's compensation and matches 50% of each employee's contribution up to 3% of their compensation.

During the year ended September 30, 1998, the Company made contributions of approximately $2.7 million to the 401(k) Plan.

8.  CUMULATIVE REDEEMABLE PREFERRED INTERESTS

Effective September 30, 1997, Magellan and COI each agreed to exchange their respective Member Loans for cumulative redeemable preferred interest ("Preferred Interests") in the Company. The Preferred Interests are callable in whole at the Company's option on or after April 1, 1998, at an amount equal to the initial amount plus all accrued dividends thereon. Each holder of Preferred Interests receives preferential allocation of the Company's profits computed at 10% per annum on a cumulative basis, compounded monthly. In addition, each Preferred Interests has a similar preferred position in the event of dissolution of the Company. The Company recorded approximately $3.7 million in fiscal 1998 relating to this dividend requirement, which is all unpaid and included in Other Long-Term Liabilities at September 30, 1998.

9. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):


                                                                SEPTEMBER 30,
                                                    -------------------------------------
                                                           1997               1998
                                                    -----------------    ----------------
Salaries and wages...............................   $          18,220    $         20,334
Property taxes...................................               4,874               5,157
Interest.........................................                 333                 105
Other............................................              10,151              21,683
                                                    -----------------    ----------------
                                                    $          33,578    $         47,279
                                                    =================    ================


10.   SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the 106 days ended September 30, 1997 and for the year ended September 30, 1998 is as follows (in thousands):


                                                                           106 DAYS ENDED            YEAR ENDED
                                                                            SEPTEMBER 30,           SEPTEMBER 30,
                                                                                1997                    1998
                                                                         -------------------      -----------------
Interest paid........................................................ $               1,291    $             5,561
Exchange of debt for cumulative preferred interest - COI.............                17,500                     --
Exchange of debt for cumulative preferred interest - Magellan........                17,500                     --
Initial capital contribution from Magellan, primarily property and
     equipment less assumed liabilities .............................                 5,282                     --
Account receivable for the sale of facility..........................                   386                     --
Accrued dividend requirement on cumulative redeemable
     preferred interests.............................................                    --                  3,719
Capital lease obligation assigned with sale of facility..............                    --                    874

11.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As part of the Crescent Transactions, (i) certain items of working capital were purchased from Magellan, (ii) the Company agreed to collect Magellan's patient accounts receivable outstanding as of the closing date for a fee of 5% of cash collections and (iii) the Company agreed to manage Magellan's interest in certain joint ventures for a management fee. Included in net revenues for the 106 days ended September 30, 1997 and for the year ended

September 30, 1998 are approximately $5.0 million and $2.0 million, respectively, of these collection fee revenues and approximately $2.1 million and $5.5 million, respectively, of these joint venture management fees.

 The Company had a net receivable from Magellan as of September 30, 1997 of approximately $5.1 million and a net payable to Magellan as of September 30, 1998 of approximately $36.9 million. This receivable/payable results from (i) amounts due for the management of Magellan's joint ventures as of September 30, 1997 and 1998, (ii) amounts due for the collection fees on Magellan's patient account receivable as of September 30, 1997 and 1998, (iii) receivable for the settlement of working capital related matters as of September 30, 1997 and 1998,
(iv) receivable for the reimbursement effect associated with the collection fees as of September 30, 1997 and 1998 and (v) payable for the franchise fees as of September 30, 1998.

Effective April 1, 1998, the Company entered into an agreement with Green Spring Health Services, Inc. ("Green Spring"), a wholly-owned subsidiary of Magellan, for managed mental health, substance abuse and employee assistance plan services for the Company's employees. During fiscal 1998, the Company paid approximately $0.1 million to Green Spring for these services.

John C. Goff was the Chairman of CBHS and the Vice Chairman of both Crescent and COI. During fiscal 1998, the Company paid approximately $0.4 million to John Goff for salary and related benefits. In November 1998, Mr. Goff resigned his position on the CBHS board. Richard P. Knight, the Chief Financial Officer of COI, was appointed to fill the vacancy on the CBHS board left by Mr. Goff's resignation. Jeffrey L. Stevens of COI was subsequently elected Chairman of CBHS.

12.  COMMITMENTS AND CONTINGENCIES

The Company carries general and professional liability insurance from an unrelated commercial insurance carrier with a self insured retention of $1.5 million per occurrence and $8.0 million in the aggregate, on a claim made basis. In addition, the Company has an umbrella policy with coverage up to $75.0 million per occurrence and in the aggregate.

Magellan and the predecessor to the Company's Orlando, Florida facility (the "Orlando Facility") were named as defendants in a complaint entitled United States of America ex rel. Francine M. Mettevis and Rhea Rowan v. Charter Hospital of St. Louis, Inc. et al. The action was filed on November 6, 1994 as a qui tam action in the United States District court for the Middle District of Florida. Magellan, the Department of Justice, and the Company entered into a settlement of the action in August 1998. Pursuant to the settlement agreement, Magellan paid the government $4.75 million and the Company entered into a Corporate Integrity Agreement for the Orlando Facility whereby the Orlando Facility will be monitored for five years by the Department of Health and Human Services ("HHS) and the Office of the Inspector General ("OIG") as well as a concurrent reviewer. In the settlement agreement, the Company also agreed that the Orlando Facility would not bill Medicare for the treatment of Medicare patients for a period of 12 to 15 months beginning August 1, 1998 (the "Non-Billing Period"). The Company intends to seek indemnification from Magellan under the Crescent Transactions for all of the fees, costs, expenses and losses it incurs in connection with the settlement agreement and the Corporate Integrity Agreement. The Company has been reimbursed by Magellan for losses and costs it has incurred through October 1998 which relate to the services provided by the Orlando Facility to Medicare beneficiaries.

In connection with the Magellan Buyout, Magellan and COI entered into a Support Agreement pursuant to which COI agreed, under certain conditions, to assist the Company in obtaining the funds required to consummate the contemplated transactions and to pay expenses incurred in obtaining such funds. On August 19, 1998, Magellan and COI each announced the termination of negotiations regarding the Magellan Buyout. On November 5, 1998, Magellan notified COI that Magellan believes COI owes CBHS $2.3 million for the reimbursement of expenses incurred by the Company in connection with attempts to obtain financing for the contemplated transactions. COI disputes this matter which will be sent to arbitration. See Note 4.

In April 1998, following the death of a patient at the Company's Greensboro, North Carolina facility ("Greensboro Facility"), the North Carolina Department of Health and Human Services ("NC HHS") conducted a survey of that facility. On April 14, 1998, the Greensboro Facility received notice that as a result of the survey, NC HHS was recommending to the Health Care Financing Administration ("HCFA") that the Greensboro Facility be excluded from participation in Medicare within 23 days. Similarly, on April 14, 1998, the Greensboro Facility received notice that as a result of the survey, NC HHS intended to revoke the Greensboro Facility's state license. In response to such notices, the Company submitted a plan of correction and refutation of deficiencies with HCFA and NC HHS, and NC HHS conducted a subsequent visit on May 4 through May 6, 1998. On May 7, 1998, the Greensboro Facility received notice from HCFA that based on the findings in the second visit, the date scheduled for involuntary termination was extended to July 7, 1998. On June 5, 1998, the Greensboro Facility entered into a settlement agreement with NC HHS which resolved all outstanding regulatory and operational issues with NC HHS and HCFA arising from the patient's death. The local District Attorney's office and the North Carolina Board of Nursing ("NCBN") have continued their separate investigations into this incident. An indictment of one of the Greensboro Facility's employees has been returned while the NCBN continues its investigation. At this stage, it is not possible to predict whether any future action will be taken against the Greensboro Facility or any of its other employees involved in the patient's death, the likelihood of an unfavorable outcome, or the amount of any potential loss associated with any such action.

The healthcare industry is subject to numerous laws and regulations. The subjects of such laws and regulations include, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and / or allegations concerning possible violations of fraud and abuse and false claims statutes and regulations by healthcare providers. Entities that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. The Office of the Inspector General of the Department of Health and Human Services and the United States Department of Justice and certain other governmental agencies are currently conducting inquiries and / or investigations regarding the compliance by the Company and certain of its subsidiaries with such laws and regulations. In addition, the Company is also subject to or party to litigation, claims and civil suits relating to its operations and business practices. In the opinion of management, the Company has recorded reserves that are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company arising out of such litigation, civil suits and governmental inquires. Furthermore, management believes that the resolution of such litigation, civil suits and governmental inquiries will not have a material adverse effect on the Company's financial position or results of operations; however, there can be no assurance in this regard.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                             ADDITIONS
                                                       -----------------------
                                                                  CHARGED TO
                                          BALANCE AT   CHARGED TO    OTHER                      BALANCE AT
                                          BEGINNING    COSTS AND   ACCOUNTS-     DEDUCTIONS-        END
            CLASSIFICATION                OF PERIOD     EXPENSE    DESCRIBE       DESCRIBE       OF PERIOD
            --------------                ---------     -------    --------       --------       ---------

106 days ended September 30, 1997:
        Allowance for doubtful accounts     $    --     $17,437     $    39(A)     $   843(B)     $17,605
                                                                        972(C)
                                            -------     -------     -------        -------        -------
                                            $    --     $17,437     $ 1,011        $   843        $17,605
                                            =======     =======     =======        =======        =======

Year ended September 30, 1998:
        Allowance for doubtful accounts     $17,605     $63,895     $ 4,035(A)     $51,987(B)     $33,548
                                            -------     -------     -------        -------        -------
                                            $17,605     $63,895     $ 4,035        $51,987        $33,548
                                            =======     =======     =======        =======        =======


-------------------

(A)  Recoveries of amounts previously charged to income.

(B)  Accounts written off.

(C) Allowance for doubtful accounts assumed in purchase of net assets from Magellan.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Executive Committee of
The Woodlands Operating Company, L.P.:


We have audited the accompanying consolidated balance sheets of The Woodlands Operating Company, L.P. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of earnings, changes in partners' equity and cash flows for the year ended December 31, 1998, and the period from July 31, 1997 (inception) to December 31, 1997. These financial statements are the responsibility of The Woodlands Operating Company, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Woodlands Operating Company, L.P. and subsidiary as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998, and the period from July 31, 1997 (inception), to December 31, 1997, in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP

HOUSTON, TEXAS
JANUARY 15, 1999

              THE WOODLANDS OPERATING COMPANY, L.P. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)



                                                    1998          1997
                                                  --------      --------
ASSETS
Current assets
    Cash and cash equivalents ...............     $  6,231      $  4,034
    Trade receivables .......................        4,713         5,084
    Inventory ...............................          933         1,213
    Other ...................................          336           341
                                                  --------      --------
                                                    12,213        10,672
Property and equipment, at cost less
    accumulated depreciation of $331 and $105        1,362         2,638
Other assets ................................        1,722            35
                                                  --------      --------
                                                  $ 15,297      $ 13,345
                                                  ========      ========

LIABILITIES AND EQUITY
Current liabilities
    Accounts payable ........................     $ 12,320      $  5,551
    Accrued liabilities .....................        1,815         4,175
                                                  --------      --------
                                                    14,135         9,726
Other liabilities ...........................        3,125         2,220
                                                  --------      --------
    Total liabilities .......................       17,260        11,946

Commitments and contingencies (Note 2)

Partners' equity (deficit) (Note 3) .........       (1,963)        1,399
                                                  --------      --------
                                                  $ 15,297      $ 13,345
                                                  ========      ========


                             See accompanying Notes

              THE WOODLANDS OPERATING COMPANY, L.P. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    FOR THE YEAR ENDED DECEMBER 31, 1998 AND
       FOR THE PERIOD FROM JULY 31, 1997 (INCEPTION) TO DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)




                                                        1998          1997
                                                      --------      --------
REVENUES
    Conference Center and Country Club operations     $ 47,609      $ 18,169
    Management fees and other ...................       27,151        11,476
                                                      --------      --------
                                                        74,760        29,645
                                                      --------      --------

OPERATING EXPENSES
    Conference Center and Country Club operations       46,162        18,121
    Operating, general and administrative .......       25,246        11,034
Depreciation and amortization ...................          751           105
                                                      --------      --------
                                                        72,159        29,260
                                                      --------      --------

OPERATING EARNINGS ..............................        2,601           385

OTHER (INCOME) EXPENSE ..........................          (37)           20
                                                      --------      --------

NET EARNINGS ....................................     $  2,638      $    365
                                                      ========      ========

                             See accompanying Notes

              THE WOODLANDS OPERATING COMPANY, L.P. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                        FOR THE PERIOD FROM JULY 31, 1997
                        (INCEPTION) TO DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)




                                        WOCOI       MS/TWC
                                     Investment      Joint       MS/TWC,
                                       Company      Venture        Inc.        Total
                                       -------      -------      -------      -------
Balance, July 31, 1997 (Inception)     $   425      $   558      $    10      $   993
Contributions ....................          14           26            1           41
Net earnings .....................         155          206            4          365
                                       -------      -------      -------      -------
Balance, December 31, 1997 .......         594          790           15        1,399
Distributions ....................      (2,550)      (3,390)         (60)      (6,000)
Net earnings .....................       1,121        1,491           26        2,638
                                       -------      -------      -------      -------
Balance, December 31, 1998 .......     $  (835)     $(1,109)     $   (19)     $(1,963)
                                       =======      =======      =======      =======

                             See accompanying Notes

              THE WOODLANDS OPERATING COMPANY, L.P. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                FOR THE PERIOD FROM JULY 31, 1997 (INCEPTION) TO
                    DECEMBER 31, 1997 (DOLLARS IN THOUSANDS)




                                                        1998         1997
                                                      -------      -------
OPERATING ACTIVITIES
Net earnings ....................................     $ 2,638      $   365
Adjustments to reconcile net earnings  to
    cash provided by operating activities
      Depreciation and amortization .............         751          105
      Deferred Country Club initiation fees .....       2,062          776
      Other .....................................        (113)        (895)
                                                        5,338          351
      Changes in operating assets and liabilities
        Current assets ..........................         656       (1,190)
        Accounts payable ........................       6,769        4,216
        Accrued liabilities .....................      (2,360)         562
        Other assets ............................      (1,687)         (35)
                                                      -------      -------
Cash provided by operating activities ...........       8,716        3,904
                                                      -------      -------

INVESTING ACTIVITIES
Capital expenditures ............................        (519)        (148)
                                                      -------      -------

FINANCING ACTIVITIES
Contribution from partners ......................          --           41
Distributions to partners .......................      (6,000)          --
                                                      -------      -------
Cash provided by (used for) financing activities       (6,000)          41
                                                      -------      -------

INCREASE IN CASH AND CASH EQUIVALENTS ...........       2,197        3,797
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..       4,034          237
                                                      -------      -------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........     $ 6,231      $ 4,034
                                                      =======      =======


                             See accompanying Notes

              THE WOODLANDS OPERATING COMPANY, L.P. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONTROL. The Woodlands Operating Company, L.P. ("Woodlands Operating"), The Woodlands Land Development Company, L.P. ("Woodlands Development") and The Woodlands Commercial Properties Company, L.P. ("Woodlands Commercial") are owned by entities controlled by Crescent Real Estate Equities Limited Partnership or Crescent Operating, Inc. (together "Crescent") and Morgan Stanley Real Estate Fund II, L.P. ("Morgan Stanley"). Woodlands Development and Woodlands Commercial are successors to The Woodlands Corporation. Prior to July 31, 1997, The Woodlands Corporation was a wholly owned subsidiary of Mitchell Energy & Development Corp. On July 31, 1997 The Woodlands Corporation was acquired by Crescent and Morgan Stanley and merged into Woodlands Commercial, a Texas limited partnership. Woodlands Commercial was then divided into two partnerships: Woodlands Commercial and Woodlands Development. WECCR General Partnership ("WECCR GP") is a subsidiary of Woodlands Operating. Woodlands Operating manages assets owned by Woodlands Commercial and Woodlands Development.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Woodlands Operating and WECCR GP. All significant transactions and accounts are eliminated in consolidation.

BUSINESS. Woodlands Operating's activities are concentrated in The Woodlands, a planned community located north of Houston, Texas. Consequently, these operations and the associated credit risks may be affected, either positively or negatively, by changes in economic conditions in this geographical area. Woodlands Operating provides services to Woodlands Development and Woodlands Commercial under management and advisory services agreements. These agreements have an initial term ending December 31, 1998 and are automatically renewable on an annual basis. Woodlands Development and Woodlands Commercial pay Woodlands Operating an advisory fee equal 3% above cost. In addition, they reimburse Woodlands Operating for all cost and expenses incurred on their behalf. For the year ended December 31, 1998 and the period from July 31, 1997 (inception) to December 31, 1997, Woodlands Operating recorded revenues of $11,050,000 and $4,598,000 for services provided to Woodlands Development and $7,343,000 and $4,235,000 for services provided to Woodlands Commercial.

WECCR GP leases The Woodlands Conference Center, Resort and Country Club ("the Facilities") from Woodlands Commercial. This agreement has an eight-year term ending July 31, 2005. WECCR GP operates the Facilities and pays Woodlands Commercial a base rent of $750,000 per month and a quarterly percentage rent based on the gross receipts of the Facilities. For the year ended December 31, 1998 and the period from July 31, 1997 (inception) to December 31, 1997, rent under the lease agreement totaled $12,799,000 and $5,063,000.

DEPRECIATION. Depreciation of operating assets is provided on the straight-line method over the estimated useful lives of the assets, which range from three to ten years.

INCOME TAXES. No liability for Federal income taxes is included in the accompanying financial statements since Woodlands Operating is not a tax-paying entity and all income and expenses are reported by the partners for tax reporting purposes.

The tax returns, the qualification of Woodlands Operating for tax purposes and the amount of distributable partnership income or loss are subject to examination by Federal taxing authorities. If such examinations result in changes with respect to partnership qualification or in changes to distributable partnership income or loss, the tax liability of the partners could be changed accordingly.

STATEMENTS OF CASH FLOWS. Short-term investments with maturities of three months or less are considered to be cash equivalents. There were no significant non-cash investing or financing activities for the year ended December 31, 1998 or for the period from July 31, 1997 (inception) to December 31, 1997.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2.  COMMITMENTS AND CONTINGENCIES

LEGAL ACTIONS. Woodlands Operating is a party to claims and legal actions arising in the ordinary course of business and to recurring examinations by the Internal Revenue Service and other regulatory agencies. Management believes, after consultation with outside counsel, that adequate financial statement accruals have been provided for all known litigation contingencies where losses are deemed probable. Since the ultimate cost will depend on the outcomes of these uncertainties, it is possible that additional future charges might be required that would be significant to the operating results of a particular period. Based on the status of the cases, Woodlands Operating is unable to determine a range of such possible additional losses, if any, that might be incurred in connection with this litigation. Woodlands Operating believes it is not probable that the ultimate resolution of this litigation will have a material adverse effect on its financial position and results of operations.

LEASES. Woodlands Operating has various facility and equipment lease agreements. Rental expenses for operating leases for the year ended December 31, 1998 and the period from July 31, 1997 (inception) to December 31, 1997 total $1,099,000 and $313,000. Minimum rentals for the five years subsequent to December 31, 1998 total approximately $724,000; $775,000; $756,000; $456,000 and $456,000.

INCENTIVE PLAN. Woodlands Operating instituted an incentive compensation plan for certain employees effective January 1, 1998. The plan is unfunded and while certain payments are made currently, a portion of the payment is deferred and paid only upon the occurrence of certain future events. Woodlands Development and Woodlands Commercial will reimburse any incentive plan payments made in the future.

3.  PARTNERS' EQUITY

Crescent's entity in Woodlands Operating is WOCOI Investment Company. Morgan Stanley's entities are MS/TWC Joint Venture and MS TWC, Inc. The partners' percentage interests are summarized below:

                                                         General       Limited
                                                         Partner       Partner
                                                         Interest      Interest
                                                         --------      --------
     WOCOI Investment Company .........................   42.5%
     MS/TWC Joint Venture .............................                 56.5%
     MS TWC, Inc ......................................    1.0%

The partnership agreement provides, among other things, the following:

(i) Woodlands Operating is governed by an Executive Committee composed of equal representation from its respective general partners.

(ii) Net income and losses from operations are currently allocated so that partners' capital accounts stand in the ratio of the percentage interest listed above.

(iii) Distributions are made to partners based on specified payout percentages and include cumulative preferred returns to Morgan Stanley's affiliates. The payout percentage to Morgan Stanley's affiliates is 57.5% until the affiliates receive distributions equal to their capital contributions and a 12% cumulative preferred return compounded quarterly. Then, the payout percentage to Morgan Stanley's affiliates is 50.5% until the affiliates receive distributions equal to their capital contributions and an 18% cumulative preferred return compounded quarterly. Thereafter the payout percentage to Morgan Stanley's affiliates is 47.5%.

(iv) Woodlands Operating will continue to exist until December 31, 2040 unless terminated earlier due to specified events.

(v) No additional partners may be admitted to Woodlands Operating unless specific conditions in the partnership agreements are met. Partnership interests may be transferred to affiliates of Crescent or Morgan Stanley. Crescent has the right of first refusal to buy the partnership interests of the Morgan Stanley affiliates at the same terms and conditions offered to a third party purchaser, or sell its affiliates' interests to the same third party purchaser.

(vi) Crescent and Morgan Stanley have the right to offer to purchase the other partner's affiliates' partnership interests in the event of failure to make specified capital contributions or a specified default by the other. Specified defaults include bankruptcy, breach of partnership covenants, transfer of partnership interests except as permitted by the partnership agreements, and fraud or gross negligence.

4.  EMPLOYEE SAVINGS PLAN

Woodlands Operating has a 401(k) defined contribution plan that is available to all full-time employees who meet specified service requirements. The plan is administered by a third party. Contributions to the plan are based on a match of employee contributions up to a certain limit. For the year ended December 31, 1998 and the period from July 31, 1997 (inception) to December 31, 1997 Woodlands Operating contributions totaled $582,000 and $240,000.

5.  YEAR 2000 COMPLIANCE (UNAUDITED)

Woodlands Operating utilizes and is dependent on computer systems to conduct its business. These systems include hardware and software developed and maintained by third parties and purchased software run on in-house networks. A third party manages the in-house systems under a contractual arrangement. Woodlands Operating is undertaking a project to determine whether its computer systems are year 2000 compliant. The project plan has been reviewed by senior management and involves an assessment of each software application and related hardware. Vendors will be contacted to assess year 2000 compliance and determine what corrective measures, if any, are needed. A plan has been developed to make the necessary corrections, or take some alternative action. The plan is being implemented and tested to ensure compliance. Systems that have the greatest impact will be given a higher priority.

Management has not determined the final cost of its year 2000 readiness efforts or the related potential impact on Woodlands Operating's results of operations. There can be no assurance that there will not be an adverse impact on Woodlands Operating's financial position or results of operations if Woodlands Operating's systems or the systems of other companies on which Woodlands Operating relies are not compliant in time. However, based on preliminary assessments management believes the risk of such adverse impact is low.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Executive Committee of
The Woodlands Land Development Company, L.P.:


We have audited the accompanying balance sheets of The Woodlands Land Development Company, L.P., as of December 31, 1998 and 1997, and the related statements of earnings, changes in partners' equity and cash flows for the year ended December 31, 1998, and the period from July 31, 1997 (inception), to December 31, 1997. These financial statements are the responsibility of The Woodlands Operating Company, L.P.'s management as manager for The Woodlands Land Development Company, L.P. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Woodlands Land Development Company, L.P., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998, and the period from July 31, 1997 (inception), to December 31, 1997, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

HOUSTON, TEXAS
JANUARY 15, 1999

                   THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P.
                                  BALANCE SHEETS
                            DECEMBER 31, 1998 AND 1997
                              (DOLLARS IN THOUSANDS)




                                                            1998         1997
                                                          --------     --------
     ASSETS
      Current assets
          Cash and cash equivalents .................     $  2,785     $ 17,791
          Trade receivables .........................          147          117
          Other .....................................            6           37
                                                          --------     --------
                                                             2,938       17,945
      Notes and contracts receivable (Notes 2 and 10)       30,040       20,932
      Real estate (Notes 3 and 4) ...................      345,082      345,907
      Other assets, net .............................        2,008        3,863
                                                          --------     --------
                                                          $380,068     $388,647
                                                          ========     ========

     LIABILITIES AND EQUITY
      Liabilities
          Current liabilities
            Accounts payable ........................     $ 13,367     $ 10,157
            Accrued liabilities .....................        4,580        6,220
                                                          --------     --------
                                                            17,947       16,377
          Acquisition debt (Notes 5 and 10) .........      235,750      266,000
          Notes payable to partners (Notes 6 and 10)        25,000       25,000
          Other debt (Notes 5 and 10) ...............        3,405          892
          Other liabilities .........................        8,838        6,486
                                                          --------     --------
                                                           290,940      314,755
      Commitments and contingencies (Notes 4 and 7)

      Partners' equity (Note 9) .....................       89,128       73,892
                                                          --------     --------
                                                          $380,068     $388,647
                                                          ========     ========


                             See accompanying Notes

                  THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P.
                             STATEMENTS OF EARNINGS
                    FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                FOR THE PERIOD FROM JULY 31, 1997 (INCEPTION) TO
                    DECEMBER 31, 1997 (DOLLARS IN THOUSANDS)




                                                    1998             1997
                                                 ---------        ---------
REVENUES
 Residential lot sales ......................    $  77,824        $  25,532
 Commercial land sales ......................       43,778            8,697
 Other (Notes 3 and 4) ......................       10,349            3,322
                                                 ---------        ---------
                                                   131,951           37,551
                                                 ---------        ---------
COST AND EXPENSES
 Residential lot cost of sales ..............       45,203           17,791
 Commercial land cost of sales ..............       17,533            4,361
 Operating expenses (Notes 8 and 11) ........       19,471            6,387
 Depreciation and amortization ..............          464               85
                                                 ---------        ---------
                                                    82,671           28,624
                                                 ---------        ---------
OPERATING EARNINGS ..........................       49,280            8,927
                                                 ---------        ---------

OTHER (INCOME) EXPENSE
 Interest expense (Notes 5 and 6) ...........       24,000           10,696
 Interest capitalized .......................      (22,106)          (9,170)
 Amortization of debt costs .................        1,243              575
 Other ......................................          329             (187)
                                                 ---------        ---------
                                                     3,466            1,914
                                                 ---------        ---------
EARNINGS BEFORE THE CUMULATIVE EFFECT OF A
    CHANGE IN ACCOUNTING PRINCIPLE ..........       45,814            7,013

CUMULATIVE EFFECT OF A CHANGE IN
    ACCOUNTING PRINCIPLE  (Note 12) .........          639               --
                                                 ---------        ---------

NET EARNINGS ................................    $  45,175        $   7,013
                                                 =========        =========

                             See accompanying Notes

                  THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                FOR THE PERIOD FROM JULY 31, 1997 (INCEPTION) TO
                    DECEMBER 31, 1997 (DOLLARS IN THOUSANDS)


                                        The
                                      Woodlands      MS/TWC
                                        Land          Joint        MS/TWC,
                                    Company, Inc.    Venture         Inc.         Total
                                       --------      --------      --------      --------
Balance, July 31, 1997 (Inception) ... $ 30,825      $ 40,353      $    714      $ 71,892
Contributions ........................    1,424         2,518            45         3,987
Distributions ........................   (3,825)       (5,085)          (90)       (9,000)
Net earnings .........................    2,981         3,962            70         7,013
                                       --------      --------      --------      --------
Balance, December 31, 1997 ...........   31,405        41,748           739        73,892
Contributions ........................    2,575         3,423            60         6,058
Distributions ........................  (15,299)      (20,338)         (360)      (35,997)
Net earnings .........................   19,199        25,524           452        45,175
                                       --------      --------      --------      --------
Balance, December 31, 1998 ........... $ 37,880      $ 50,357      $    891      $ 89,128
                                       ========      ========      ========      ========


                             See accompanying Notes

                  THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P.
                            STATEMENTS OF CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                FOR THE PERIOD FROM JULY 31, 1997 (INCEPTION) TO
                    DECEMBER 31, 1997 (DOLLARS IN THOUSANDS)




                                                                   1998          1997
                                                                 --------      --------
OPERATING ACTIVITIES
 Net earnings ..............................................     $ 45,175      $  7,013
 Adjustments to reconcile net earnings to
     cash provided by operating activities
       Cost of land sold ...................................       62,736        22,152
       Depreciation and amortization .......................          464            85
       Gain on sale of property ............................         (699)           --
       Partnership distributions less than earnings ........          (61)         (106)
       (Increase) decrease in notes and contracts receivable       (9,108)        3,371
       Other ...............................................       (4,697)       (3,074)
                                                                 --------      --------
                                                                   93,810        29,441
       Land development capital expenditures ...............      (50,035)      (14,098)
       Changes in operating assets and liabilities
         Current assets ....................................            1           319
         Accounts payable and accrued liabilities ..........        1,570         6,155
         Other assets ......................................        1,855          (413)
                                                                 --------      --------
 Cash provided by operating activities .....................       47,201        21,404
                                                                 --------      --------

INVESTING ACTIVITIES
 Acquisition of commercial property ........................      (10,100)           --
 Proceeds from sale of property ............................        4,819            --
                                                                 --------      --------
 Cash used for investing activities ........................       (5,281)           --
                                                                 --------      --------

FINANCING ACTIVITIES
 Contributions from partners ...............................        6,058         3,987
 Distributions to partners .................................      (35,997)       (9,000)
 Debt borrowings ...........................................        3,263            --
 Debt repayments ...........................................      (30,250)           --
                                                                 --------      --------
 Cash used for financing activities ........................      (56,926)       (5,013)
                                                                 --------      --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........      (15,006)       16,391
CASH AND CASH EQUIVALENTS, beginning of period .............       17,791         1,400
                                                                 --------      --------
CASH AND CASH EQUIVALENTS, end of period ...................     $  2,785      $ 17,791
                                                                 ========      ========

                             See accompanying Notes

              THE WOODLANDS OPERATING COMPANY, L.P. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


CONTROL. The Woodlands Land Development Company, L.P. ("Woodlands Development"), The Woodlands Commercial Properties Company, L.P. ("Woodlands Commercial"), WECCR General Partnership ("WECCR GP"), and The Woodlands Operating Company, L.P. ("Woodlands Operating") are owned by entities controlled by Crescent Real Estate Equities Limited Partnership or Crescent Operating, Inc. (together "Crescent") and Morgan Stanley Real Estate Fund II, L.P. ("Morgan Stanley"). Woodlands Development and Woodlands Commercial are successors to The Woodlands Corporation. Prior to July 31, 1997, The Woodlands Corporation was a wholly owned subsidiary of Mitchell Energy & Development Corp. On July 31, 1997 The Woodlands Corporation was acquired by Crescent and Morgan Stanley and merged into Woodlands Commercial, a Texas limited partnership. Woodlands Commercial was then divided into two partnerships: Woodlands Commercial and Woodlands Development. Woodlands Operating manages assets owned by Woodlands Development as described in Note 8.

The following is a summary of the acquisition transaction on July 31, 1997 (in thousands):


                                                  Woodlands         Woodlands          WECCR         Woodlands         (memo only)
                                                 Development       Commercial           GP           Operating          Combined
                                                   --------          --------          -----          --------          --------

Initial capital contributions ...............      $ 71,892          $ 90,073          $  --          $    993          $162,958
Bank credit agreement borrowings (Note 5)....       266,000           103,000             --                --           369,000
Notes payable to partners (Note 6) ..........        25,000                --             --                --            25,000
                                                   --------          --------          -----          --------          --------
Acquisition funding sources .................      $362,892          $193,073          $  --          $    993          $556,958
                                                   ========          ========          =====          ========          ========

BUSINESS. Woodlands Development's real estate activities are concentrated in The Woodlands, a planned community located north of Houston, Texas. Consequently, these operations and the associated credit risks may be affected, either positively or negatively, by changes in economic conditions in this geographical area. Activities associated with The Woodlands include residential and commercial land sales and the construction of commercial buildings.

REAL ESTATE. Costs associated with the acquisition and development of real estate, including holding costs consisting principally of interest and ad valorem taxes, are capitalized as incurred. Capitalization of such holding costs is limited to properties for which active development continues. Capitalization ceases upon completion of a property or cessation of development activities. Where practicable, capitalized costs are specifically assigned to individual assets; otherwise, costs are allocated based on estimated values of the affected assets.

LAND SALES. Earnings from sales of real estate are recognized when a third-party buyer has made an adequate cash down payment and has attained the attributes of ownership. Notes received in connection with land sales are discounted when the stated purchase prices are significantly different from those that would have resulted from similar cash transactions. The cost of land sold is generally determined as a specific percentage of the sales revenues recognized for each land development project. These percentages are based on total estimated development costs and sales revenues for each project.

DEPRECIATION. Depreciation of operating assets is provided on the straight-line method over the estimated useful lives of the assets, which range from three to fifty years.

INCOME TAXES. No liability for Federal income taxes is included in the accompanying financial statements since the Woodlands Development is not a tax-paying entity and all income and expenses are reported by the partners for tax reporting purposes.

The tax returns, the qualification of Woodlands Development for tax purposes and the amount of distributable partnership income or loss are subject to examination by Federal taxing authorities. If such examinations result in changes with respect to partnership qualification or in changes to distributable partnership income or loss, the tax liability of the partners could be changed accordingly.

STATEMENTS OF CASH FLOWS. Short-term investments with maturities of three months or less are considered to be cash equivalents. The reported amounts for proceeds from issuance of debt and debt repayments exclude the impact of borrowings with initial terms of three months or less. For the year ended December 31, 1998 and for the period from July 31, 1997 (inception) to December 31, 1997, Woodlands Development paid interest totaling $25,361,000 and $7,375,000 related to debt described in Note 5.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2.  NOTES AND CONTRACTS RECEIVABLE

Notes receivable are carried at cost, net of discounts. At December 31, 1998, Woodlands Development had one note receivable with an outstanding balance of $1,453,000 and utility district receivables totaling $28,587,000. The note receivable has an 8.0% rate. Utility district receivables, the collection of which is dependent on the ability of utility districts in The Woodlands to sell bonds, have a market interest rate of approximately 5.0% at December 31, 1998.

3.  REAL ESTATE

The following is a summary of real estate at December 31, 1998 and 1997 (in thousands):


                                                  1998           1997
                                                --------       --------
Land ......................................     $329,398       $338,856
Commercial properties .....................       12,670          4,247
Equity investments (Note 4) ...............        2,641          2,634
Other assets ..............................          728            233
                                                --------       --------
                                                 345,437        345,970
Accumulated depreciation ..................        (355)           (63)
                                                --------       --------
                                                $345,082       $345,907
                                                ========       ========

LAND. The principal land development is The Woodlands, a mixed-use, master-planned community located north of Houston, Texas. Residential land is divided into seven villages in various stages of development. Each village has or is planned to contain a variety of housing, neighborhood retail centers, schools, parks and other amenities. Woodlands Development controls the development of the residential communities and produces finished lots for sale to qualified builders. Housing is constructed in a wide choice of pricing and product styles.

Commercial land is divided into distinct centers that serve or are planned to serve as locations for office buildings, retail and entertainment facilities, industrial and warehouse facilities, research and technology facilities, and college and training facilities. Woodlands Development produces finished sites for third parties and uses land for its own building development activities.

COMMERCIAL PROPERTIES. A commercial property owned by Woodlands Development is leased to a third-party tenant. The lease term is five years. The lease is accounted for under the operating method. Minimum future lease revenues from the operating lease excludes contingent rentals that may be received. Tenant rents include rent for noncancelable operating leases. Contingent rents include pass-throughs of incremental operating costs. Other commercial properties are under development at December 31, 1998. Summarized financial information for commercial properties as of December 31, 1998 and for the year then ended follows (in thousands):


Net book value of assets under operating leases ....     $12,327
                                                         =======

Revenue from tenants
   Tenant rent .....................................     $ 1,470
   Contingent rent .................................         155
                                                         -------

                                                         $ 1,625
                                                         =======
Minimum future lease revenues
    1999 ...........................................     $ 1,373
    2000 ...........................................       1,373
    2001 ...........................................       1,373
    2002 ...........................................       1,373
    2003 ...........................................         229

4.  JOINT VENTURES AND PARTNERSHIPS

During 1998, Woodlands Development's principal partnership interests included the following:


                                                     Ownership     Nature of Operations
                                                   -------------   --------------------
   Mitchell Mortgage Company, LLC.................      49%        Mortgage lending
   Stewart Title of Montgomery County, Inc. ......      50%        Title company

Woodlands Development's net investment in each of these entities is included in the real estate caption on the balance sheets and their share of these entities' pretax earnings is included in revenues on the statements of earnings. A summary of their net investment as of December 31, 1998 and their share of pre-tax earnings for the year then ended follows (in thousands):


                                                                     Equity in
                                                          Net         Pre-tax
                                                      Investment      Earnings
                                                     -------------- ------------

Mitchell Mortgage Company, LLC ....................  $       1,261  $        472
Stewart Title of Montgomery County, Inc. ..........          1,380           583
                                                     -------------  ------------
                                                     $       2,641  $      1,055
                                                     =============  ============

Summarized financial statement information for partnerships in which Woodlands Development has an ownership interest at December 31, 1998 and for the year then ended follows (in thousands):

Assets ...........................................................     $66,730
Debt payable to third parties
   Woodlands Development's proportionate share (nonrecourse) ....       29,291
   Other parties' proportionate share ............................      30,487
Accounts payable and deferred credits ...........................        1,312
Owners' equity ..................................................        5,640

Revenues .........................................................      10,368

Operating earnings ...............................................       2,364
Pre-tax earnings .................................................       2,364
Woodlands Development's proportionate share
      of pre-tax  earnings .......................................       1,055

5.  DEBT

A summary of Woodlands Development's outstanding debt at December 31, 1998 and 1997 follows (in thousands):

                                                     1998             1997
                                                --------------   --------------
  Bank credit agreement ......................  $      235,750   $      266,000
  Mortgages payable, at an average
  interest rate of 7.8%  .....................           3,405              892
                                                --------------   --------------
                                                $      239,155   $      266,892
                                                ==============   ==============

The bank credit agreement has a three year term expiring July 31, 2000 with two, one-year extension options. The interest rate is based on the London Interbank Offered Rate and averaged 8.1% for the year ended December 31, 1998. Interest is paid monthly. The credit agreement contains certain restrictions which, among other things, require the maintenance of specified financial ratios, restrict indebtedness and sale, lease or transfer of assets, and limit the right of Woodlands Development to merge with other companies and make distributions to its partners. Certain assets of Woodlands Development including cash and receivables secure the credit agreement. Mandatory debt maturities are $11,875,000 in 1999 and $326,875,000 in 2000. They may be made by Woodlands
Development or Woodlands Commercial or both at their option. Additional principal payments may be required if sufficient cash is available, and additional prepayments can also be made at the discretion of Woodlands Development.

The mortgages payable have debt maturities for the five years subsequent to December 31, 1998 totaling $109,000; $140,000; $140,000; $151,000 and
$2,723,000.

6.  NOTES PAYABLE TO PARTNERS

Woodlands Development has notes payable to its partners totaling $25,000,000. The notes bear interest at 15%. Interest is payable beginning in October 1998 and quarterly thereafter. All outstanding balances are due in 2007. These notes are subordinate to the bank credit agreement and mortgages payable described above.

7.  COMMITMENTS AND CONTINGENCIES

CONTINGENT LIABILITIES. At December 31, 1998, Woodlands Development had a contingent liability of $2,086,000, consisting of a letter of credit.

LEASES. Rental expense for operating leases for the year ended December 31, 1998 and the period from July 31, 1997 (inception) to December 31, 1997 totaled $14,000 and $4,000.

LEGAL ACTIONS. Legal actions have been brought or threatened against Woodlands Development and third parties by various homeowners in The Woodlands related to flooding in the North Houston area in October 1994. These claimants generally are seeking reimbursements for property damages, but some are making claims for deceptive trade practices or mental anguish. Woodlands Development contends that it was not responsible for these damages, which it believes resulted from a record, near 500-year flood and were not preventable with the exercise of ordinary care and generally accepted drainage design, development and maintenance.

Woodlands Development is also a party to other claims and legal actions arising in the ordinary course of their business and to recurring examinations by the Internal Revenue Service and other regulatory agencies.

Management believes, after consultation with outside counsel, that adequate financial statement accruals have been provided for all known litigation contingencies where losses are deemed probable. Since the ultimate cost will depend on the outcomes of the uncertainties discussed in this note, it is possible, however, that additional future charges might be required that would be significant to the operating results of a particular period. Based on the status of the cases, Woodlands Development is unable to determine a range of such possible additional losses, if any, that might be incurred in connection with this litigation. Woodlands Development believes it is not probable that the ultimate resolution of this litigation will have a material adverse effect on its financial position.

COUNTRY CLUB MEMBERSHIP. As of December 31, 1998, the Woodlands Development had collected $765,000 for memberships to a new country club, which began construction at the end of 1998. Because of certain conditions that had to be satisfied, these funds were being held by Woodlands Development at the end of the year. Subsequent to year-end, these conditions were satisfied and the funds were recorded.

8.  RELATED PARTY TRANSACTIONS

Woodlands Operating provides services to Woodlands Development under management and advisory services agreements. These agreements have an initial term ending December 31, 1998 and are automatically renewable on an annual basis. Woodlands Development pays Woodlands Operating an advisory fee equal to cost plus 3%. In addition, Woodlands Development reimburses Woodlands Operating for all cost and expenses incurred on their behalf. For the year ended December 31, 1998 and the period from July 31, 1997 (inception) to December 31, 1997, Woodlands Development recorded expenses of $11,050,000 and $4,598,000 for services provided by Woodlands Operating.

9.  PARTNERS' EQUITY

Crescent's entity in Woodlands Development is The Woodlands Land Company, Inc. Morgan Stanley's entities are MS/TWC Joint Venture and MS TWC, Inc. The partners' percentage interests are summarized below:

                                        General       Limited
                                        Partner       Partner
                                        Interest      Interest
                                        --------      --------

The Woodlands Land Company, Inc. ...     42.5%
MS/TWC Joint Venture ...............                   56.5%
MS TWC, Inc ........................      1.0%

The partnership agreement provides, among other things, the following:

(i) Woodlands Development is governed by an Executive Committee composed of equal representation from their respective general partners.

(ii) Net income and losses from operations are currently allocated so that partners' capital accounts stand in the ratio of the percentage interest listed above.

(iii) Distributions are made to partners based on specified payout percentages and include cumulative preferred returns to Morgan Stanley's affiliates. The payout percentage to Morgan Stanley's affiliates is 57.5% until the affiliates receive distributions equal to their capital contributions and a 12% cumulative preferred return compounded quarterly. Then, the payout percentage to Morgan Stanley's affiliates is 50.5% until the affiliates receive distributions equal to their capital contributions and an 18% cumulative preferred return compounded quarterly. Thereafter the payout percentage to Morgan Stanley's affiliates is 47.5%.

(iv) Woodlands Development will continue to exist until December 31, 2040 unless terminated earlier due to specified events.

(v) No additional partners may be admitted to Woodlands Development unless specific conditions in the partnership agreements are met. Partnership interests may be transferred to affiliates of Crescent or Morgan Stanley. Crescent has the right of first refusal to buy the partnership interests of the Morgan Stanley affiliates at the same terms and conditions offered to a third party purchaser, or sell its affiliates' interests to the same third party purchaser.

(vi) Crescent and Morgan Stanley have the right to offer to purchase the other partner's affiliates' partnership interests in the event of failure to make specified capital contributions or a specified default by the other. Specified defaults include bankruptcy, breach of partnership covenants, transfer of partnership interests except as permitted by the partnership agreements, and fraud or gross negligence.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of Woodlands Development's financial instruments as of December 31, 1998 follows (in thousands):

                                                                           Carrying         Estimated Fair
                                                                            Amounts             Values
                                                                            --------           ----------
              Notes and contracts receivable.............................   $ 30,040            $ 30,040
              Debt.......................................................    239,155             238,961
              Notes payable to partners..................................     25,000              33,280

Fair values of notes and contracts receivable were estimated by discounting future cash flows using interest rates at which similar loans currently could be made for similar maturities to borrowers with comparable credit ratings. Fair values of fixed-rate, long-term debt were based on current interest rates offered to Woodlands Development for debt with similar remaining maturities. For floating-rate debt obligations, carrying amounts and fair values were assumed to be equal because of the nature of these obligations. The carrying amounts of Woodlands Development's other financial instruments approximate their fair values.

11.  YEAR 2000 COMPLIANCE (UNAUDITED)

Woodlands Development utilizes and is dependent on computer systems to conduct its business. These systems include hardware and software developed and maintained by third parties and purchased software run on in-house networks. A third party manages the in-house systems under a contractual arrangement. Woodlands Development is undertaking a project to determine whether their computer systems are year 2000 compliant. The project plan has been reviewed by Woodlands Development's senior management and involves an assessment of each software application and related hardware. Vendors will be contacted to assess year 2000 compliance and determine what corrective measures, if any, are needed. A plan has been developed to make the necessary corrections, or take some alternative action. The plan is being implemented and tested to ensure compliance. Systems that have the greatest impact will be given a higher priority.

Management has not determined the final cost of its year 2000 readiness efforts or the related potential impact on Woodlands Development's results of operations. There can be no assurance that there will not be an adverse impact on Woodlands Development's financial position or results of operations if Woodlands Development's systems or the systems of other companies on which the Woodlands Development relies are not compliant in time. However, based on preliminary assessments management believes the risk of such adverse impact is low.

12.  CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 1998 Woodlands Development changed its method of accounting for organization costs to conform to Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." In 1998 Woodlands Development expensed previously capitalized costs that totaled $639,000.

                               INDEX TO EXHIBITS


       Exhibit Number       Description of Exhibits
       --------------       ------------------------------------------------
       3.1*                 First Amended and Restated Certificate of
                            Incorporation

       3.2*                 First Amended and Restated Bylaws

       3.3*****             Amendment of Article V of First Amended and Restated
                            Bylaws

       3.4******            Repeal of Amendment of Article V of First Amended
                            and Restated Bylaws

       4.1*                 Specimen stock certificate

       4.2*                 Preferred Share Purchase Rights Plan

       4.3******            First Amendment to Preferred Share Purchase Rights
                            Agreement dated as of September 25, 1998, between
                            Crescent Operating, Inc. and Bank Boston, N.A., as
                            Rights Agent.

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

       10.18***             1997 Crescent Operating, Inc. Management Stock
                            Incentive Plan (filed herewith)

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

       10.39*****           1997 Management Stock Incentive Plan

       10.40******          Credit and Security Agreement, dated as of
                            September 21, 1998, between Crescent Real Estate
                            Equities Limited Partnership and Crescent
                            Operating, Inc., together with related Note

       10.41******          First Amendment to Amended and Restated Pledge
                            Agreement, dated as of September 21, 1998, between
                            Crescent Real Estate Equities Limited Partnership
                            and Crescent Operating, Inc.

       10.42******          First Amendment to Line of Credit and
                            Security Agreement, dated as of August 11, 1998,
                            between Crescent Real Estate Equities Limited
                            Partnership and Crescent Operating, Inc., together
                            with related Note

       10.43******          First Amendment to Amended and Restated Credit and
                            Security Agreement, dated as of August 11, 1998,
                            between Crescent Real Estate Equities Limited
                            Partnership and Crescent Operating, Inc.

       10.44******          Second Amendment to Amended and Restated Credit and
                            Security Agreement, dated as of September 21,
                            1988, between Crescent Real Estate Equities
                            Limited Partnership and Crescent Operating, Inc

       10.45******          Second Amendment to Line of Credit and
                            Security Agreement, dated as of September 21,
                            1988, between Crescent Real Estate Equities
                            Limited Partnership and Crescent Operating, Inc.

       10.46                Agreement of Limited Partnership of COPI Colorado,
                            L. P. (filed as Exhibit 10.1 to that Schedule 13D
                            Statement dated September 28, 1998, filed by COPI
                            Colorado, L.P., Crescent Operating, Inc., Gerald W.
                            Haddock, John C. Goff and Harry H. Frampton, III, and incorporated herein by reference)

       10.47                Contribution Agreement effective as of September
                            11, 1998, by among Crescent Operating, Inc., Gerald
                            W. Haddock, John C. Goff and Harry H. Frampton, III
                            (filed as Exhibit 10.2 to that Schedule 13D
                            Statement dated September 28, 1998, filed by COPI
                            Colorado, L.P., Crescent Operating, Inc., Gerald
                            W. Haddock, John C. Goff and Harry H. Frampton,
                            III, and incorporated herein by reference)

       10.48 Agreement Regarding Schedules and Other Matters made as of September 11, 1998, by and among Crescent Operating, Inc., Gerald W. Haddock, John
                            C. Goff and Harry H. Frampton, III (filed as
                            Exhibit 10.3 to that Schedule 13D Statement dated
                            September 28, 1998, filed by COPI Colorado, L.P.,
                            Crescent Operating, Inc., Gerald W. Haddock, John
                            C. Goff and Harry H. Frampton, III, and
                            incorporated herein by reference)

       10.49******          Stock Purchase Agreement dated as of August 7, 1998
                            by and among Western Traction Company, The Carlston
                            Family Trust, Ronald D. Carlston and Crescent
                            Operating, Inc.

       10.50******          Stock Purchase Agreement dated as of July 31, 1998
                            by and among Harvey Equipment Center, Inc., L and H
                            Leasing company, William J. Harvey, Roy E. Harvey,
                            Jr., Betty J. Harvey and Crescent Operating, Inc.

       10.51******          Credit Agreement dated as of July 28, 1998, between
                            Crescent Real Estate Equities Limited Partnership
                            and CRL Investments, Inc, together with the related
                            Note.

       10.52******          Security Agreement dated as of July 28, 1998,
                            between Crescent Real Estate Equities Limited
                            Partnership and CRL Investments, Inc.

       10.53******          First Amendment to Credit Agreement effective as of
                            August 27, 1998, among Crescent Operating, Inc.,
                            NationsBank, N. A., and the Support Parties
                            identified therein.

       10.54******          Lease Agreement dated as of October 13, 1998,
                            between Crescent Real Estate Equities Limited
                            Partnership and Wine Country Golf Club, Inc.,
                            relating to Sonoma Golf Club

       10.55                First Amendment to Lease Agreement effective
                            December 31, 1998, between Canyon Ranch Leasing,
                            L. L. C., and Crescent Real Estate Equities Limited
                            Partnership, relating to Canyon Ranch - Tucson

       10.56                First Amendment to Lease Agreement effective April
                            1, 1996; Second Amendment to Lease Agreement effective November 22, 1996; Third Amendment to
                            Lease Agreement effective August 12, 1998; and
                            Fourth Amendment to Lease Agreement effective
                            December 31, 1998 between RoseStar Southwest, LLC, and Crescent Real Estate Funding II L. P., relating to Hyatt Regency Albuquerque

       10.57                First Amendment to Lease Agreement effective
                            December 31, 1998, between Wine Country Hotel, LLC, and Crescent Real Estate Equities Limited
                            Partnership, relating to Sonoma Mission Inn & Spa

       10.58                First Amendment to Amended and Restated Lease
                            Agreement effective December 31, 1998, between
                            RoseStar Management, LLC, and Crescent Real Estate
                            Equities Limited Partnership, relating to Marriott
                            City Center, Denver

       10.59                First Amendment to Lease Agreement effective
                            December 31, 1998, between Wine Country Hotel, LLC, and Crescent Real Estate Equities Limited
                            Partnership, relating to Ventana Inn

       10.60                First Amendment to Amended and Restated Lease
                            Agreement effective April 1, 1996 and Second
                            Amendment to Amended and Restated Lease Agreement effective December 31, 1998, between RoseStar
                            Southwest, LLC, and Crescent Real Estate Funding II,
                            L.P., relating to Hyatt Regency Beaver Creek

       10.61                First Amendment to Lease Agreement effective
                            December 31, 1998, between COI Hotel Group, Inc.
                            and Crescent Real Estate Equities Limited
                            Partnership, relating to Four Seasons - Houston

       10.63                Master Guaranty effective December 31, 1998, by
                            Crescent Operating, Inc. for the benefit of Crescent Real Estate Equities Limited Partnership,
                            Crescent Real Estate Funding II, L. P., and Crescent
                            Real Estate Funding VI, L. P., relating to leases for Hyatt Regency Albuquerque, Hyatt Regency Beaver
                            Creek, Canyon Ranch-Lenox, Sonoma Mission Inn & Spa,
                            Canyon Ranch - Tucson, and Marriot City Center
                            Denver

       10.64                Guaranty of Lease effective December 19, 1997, by
                            Crescent Operating, Inc. for the benefit of Crescent Real Estate Equities Limited Partnership, relating to Ventana Inn

       10.65                Amended and Restated Guaranty of Lease effective
                            December 31, 1998, by Crescent Operating, Inc. for the benefit of Crescent Real Estate Equities
                            Limited Partnership, relating to Four Seasons Hotel
                            - Houston

       10.66                Amended and Restated Guaranty of Lease effective
                            December 31, 1998, by Crescent Operating, Inc. for the benefit of Crescent Real Estate Equities Limited
                            Partnership, relating to Sonoma Golf Club

       10.67                Credit Agreement dated August 11, 1995, between
                            Crescent Development Management Corp., as borrower, and Crescent Real Estate Equities Limited
                            Partnership, as lender; First Amendment to Credit
                            Agreement dated as of April 15, 1997; Second
                            Amendment to Credit Agreement dated as of May 8,
                            1998; and related Note and Security Agreement

       10.68                Credit Agreement dated January 1, 1998, between
                            Crescent Development Management Corp., as borrower, and Crescent Real Estate Equities Limited
                            Partnership, as lender, and related Note and Security Agreement

       10.69                $3,100,000 Note dated February 29, 1996, made by
                            Crescent Development Management Corp. payable to
                            Crescent Real Estate Equities Limited Partnership

       16*** Letter of Arthur Andersen LLP regarding disclosure in connection with change in certifying accountant

       21                   List of Subsidiaries of Crescent Operating, Inc

       23.1 Consent of Ernst & Young LLP, auditors, to inclusion of Company and Carter-Crawley Asset Group reports in S-4 registration statement

       23.2                 Consent of Arthur Andersen LLP to inclusion of
                            Carter-Crawley Asset Group report in S-4 registration statement

       23.3                 Consent of Arthur Andersen LLP to inclusion of
                            Woodlands reports in S-4 registration statement

       23.4 Consent of Arthur Andersen LLP to inclusion of CBHS report in S-4 registration statement

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

       ****** Incorporated by Reference to the Company's September 30, 1998 Form 10-Q