Form 10-Q
period 1999-03-31
CRESCENT OPERATING INC
filed 1999-05-14
CIK 1035426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

         For the quarterly period ended March 31, 1999

                                       OR

[ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities EXCHANGE ACT OF 1934


                         Commission file number 0-22725


                            CRESCENT OPERATING, INC.
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                 75-2701931
----------------------------------------    -----------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

     306 West 7th Street, Suite 1025
            Fort Worth, Texas                               76102
----------------------------------------    -----------------------------------
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

                                 YES [X] NO [ ]


Number of shares of Common Stock, $.01 par value, outstanding as of May 14, 1999: 11,404,477

                            CRESCENT OPERATING, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


                                                                                                               Page
                                                                                                               ----
Item 1.       Financial Statements:

              Consolidated Balance Sheets.......................................................................3

              Consolidated Statements of Operations.............................................................4

              Consolidated Statement of Changes in Shareholders' Equity (Deficit)...............................5

              Consolidated Statements of Cash Flows.............................................................6

              Notes to Consolidated Financial Statements........................................................7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations............14

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.......................................24


                                              PART II - OTHER INFORMATION


Item 1.       Legal Proceedings................................................................................25

Item 2.       Changes in Securities and Use of Proceeds........................................................25

Item 3.       Defaults Upon Senior Securities..................................................................25

Item 4.       Submission of Matters to a Vote of Security Holders..............................................25

Item 5.       Other Information................................................................................25

Item 6.       Exhibits and Reports on Form 8-K.................................................................25

                            CRESCENT OPERATING, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                              March 31, 1999  December 31, 1998
                                                              --------------  -----------------
                                                                (unaudited)       (audited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                     $  30,872       $  42,810
  Accounts receivable, net                                         38,780          35,544
  Inventories                                                      40,976          34,203
  Real estate                                                     122,559         109,301
  Prepaid expenses and other current assets                         6,288           7,508
                                                                ---------       ---------
     Total current assets                                         239,475         229,366
                                                                ---------       ---------

PROPERTY AND EQUIPMENT, NET                                       161,159         162,181
                                                                ---------       ---------

INVESTMENTS                                                        88,648         367,105
                                                                ---------       ---------

OTHER ASSETS
  Real estate                                                      62,536          68,809
  Intangible assets, net                                           80,626          82,513
  Other assets                                                     30,488          27,359
                                                                ---------       ---------
     Total other assets                                           173,650         178,681
                                                                ---------       ---------

TOTAL ASSETS                                                    $ 662,932       $ 937,333
                                                                =========       =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                         $  58,231       $  64,749
  Accounts payable - CEI                                            9,489           7,731
  Current portion of long-term debt - CEI                           5,657           7,668
  Current portion of long-term debt                                97,359          84,539
  Deferred revenue                                                 45,721          46,998
                                                                ---------       ---------
     Total current liabilities                                    216,457         211,685

LONG-TERM DEBT - CEI, NET OF CURRENT PORTION                      208,644         220,944

LONG-TERM DEBT, NET OF CURRENT PORTION                             61,788          57,988

OTHER LIABILITIES                                                  37,667          34,578
                                                                ---------       ---------

     Total liabilities                                            524,556         525,195
                                                                ---------       ---------

MINORITY INTERESTS                                                154,361         428,206
                                                                ---------       ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 10,000 shares authorized,
      no shares issued or outstanding                                  --              --
Common stock, $0.01 par value, 22,500 shares authorized,
      11,405 and  11,402 shares issued, respectively                  114             114
Additional paid-in capital                                         17,670          17,667
Deferred compensation on restricted shares                           (210)           (210)
Accumulated comprehensive income (loss)                           (11,698)         (9,763)
Retained deficit                                                  (17,610)        (21,024)
Treasury stock at cost, 1,088 and 700 shares, respectively         (4,251)         (2,852)
                                                                ---------       ---------
     Total shareholders' equity (deficit)                         (15,985)        (16,068)
                                                                ---------       ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)            $ 662,932       $ 937,333
                                                                =========       =========

        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (Amounts in thousands, except per share data, unaudited)


                                                    For the three    For the three
                                                     months ended     months ended
                                                    March 31, 1999   March 31, 1998
                                                    --------------   -------------
 REVENUES
    Equipment sales & leasing                          $  27,159       $   7,981
    Hospitality                                           63,032          58,265
    Land development                                      46,557          31,131
                                                       ---------       ---------

       Total revenues                                    136,748          97,377
                                                       ---------       ---------

 OPERATING EXPENSES
    Equipment sales & leasing expenses                    26,650           7,611
    Hospitality expenses                                  46,996          41,349
    Hospitality properties rent - CEI                     13,526          12,325
    Land development expenses                             44,861          31,780
    Corporate general and administrative expenses            420             371
                                                       ---------       ---------

       Total operating expenses                          132,453          93,436
                                                       ---------       ---------

 INCOME FROM OPERATIONS                                    4,295           3,941
                                                       ---------       ---------

 INVESTMENT INCOME (LOSS)                                 10,007          (1,956)
                                                       ---------       ---------

 OTHER (INCOME) EXPENSE
    Interest expense                                       6,185           3,825
    Interest income                                         (808)         (1,232)
    Other                                                    (76)             13
                                                       ---------       ---------

       Total other (income) expense                        5,301           2,606
                                                       ---------       ---------

 INCOME (LOSS) BEFORE MINORITY
     INTERESTS AND INCOME TAXES                            9,001            (621)

 INCOME TAX PROVISION                                        372              71
                                                       ---------       ---------

 INCOME (LOSS) BEFORE MINORITY INTERESTS                   8,629            (692)

 MINORITY INTERESTS                                       (5,215)           (487)
                                                       ---------       ---------

 NET INCOME (LOSS)                                     $   3,414       $  (1,179)
                                                       =========       =========

 EARNINGS (LOSS) PER SHARE
    Basic                                              $    0.32       $   (0.11)
                                                       =========       =========
    Diluted                                            $    0.31       $   (0.11)
                                                       =========       =========

 WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                                 10,522          11,214
                                                       =========       =========
    Diluted                                               11,151          11,214
                                                       =========       =========


 See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                        (Amounts in thousands, unaudited)


                                                                                                                     Deferred
                                                   Common stock               Treasury stock                       compensation
                                                --------------------      -----------------------    Additional    on restricted
                                                Shares       Amount        Shares        Amount    paid-in capital    shares
                                                ------      --------      --------       --------  --------------- -------------
BALANCE at December 31, 1998                    11,402      $    114          (700)      $ (2,852)      $ 17,667      $   (210)

Comprehensive income (loss):

    Net Income                                      --            --            --             --             --            --

    Unrealized loss on Magellan warrants            --            --            --             --             --            --


Comprehensive income (loss)

Stock options exercised                              3            --            --             --              3            --

Purchase of treasury stock                          --            --          (388)        (1,399)            --            --
                                                ------      --------      --------       --------       --------      --------

BALANCE at March 31, 1999                       11,405      $    114        (1,088)      $ (4,251)      $ 17,670      $   (210)
                                                ======      ========      ========       ========       ========      ========



                                                 Accumulated
                                                comprehensive    Retained
                                                income (loss)    deficit          Total
                                                -------------    --------        --------
BALANCE at December 31, 1998                       $ (9,763)      $(21,024)      $(16,068)
                                                                                 --------
Comprehensive income (loss):

    Net Income                                           --          3,414          3,414

    Unrealized loss on Magellan warrants             (1,935)            --         (1,935)
                                                                                 --------

Comprehensive income (loss)                                                         1,479

Stock options exercised                                  --             --              3

Purchase of treasury stock                               --             --         (1,399)
                                                   --------       --------       --------

BALANCE at March 31, 1999                          $(11,698)      $(17,610)      $(15,985)
                                                   ========       ========       ========


        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Amounts in thousands, unaudited)

                                                                             For the three    For the three
                                                                              months ended     months ended
                                                                             March 31, 1999   March 31, 1998
                                                                             --------------   --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                            $  3,414       $ (1,179)
    Adjustments to reconcile net income (loss)
      to net cash (used in) provided by operating activities:
        Depreciation                                                                4,591          2,328
        Amortization                                                                3,195          1,162
        Provision for deferred income taxes                                        (3,001)           (67)
        Gain on sale of investments                                                (1,806)            --
        Equity in (income) losses of unconsolidated subsidiaries                   (8,201)         2,430
        Minority interests in net losses                                            5,215            487
        Gain on sale of property and equipment                                       (618)           (30)
        Net (purchases of) proceeds from real estate                               (7,671)         4,479
        Changes in assets and liabilities, net of effects from acquistions:
            Accounts receivable                                                    (4,073)        (3,255)
            Inventories                                                            (5,708)        (3,731)
            Prepaid expenses and current assets                                       300         (1,485)
            Other assets                                                              384           (197)
            Accounts payable and accrued expenses                                  (5,434)        (8,915)
            Accounts payable - CEI                                                  3,415          1,845
            Deferred revenue, current and noncurrent                                2,390          7,224
            Other liabilities                                                         761             24
                                                                                 --------       --------
                 Net cash (used in) provided by operating activities              (12,847)         1,120
                                                                                 --------       --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of business interests, net of cash acquired                        (15,516)            --
   Acquisition of business interests by minority interests                         (4,647)            --
   Purchases of property and equipment                                             (6,740)        (2,954)
   Purchase of treasury stock                                                      (1,399)            --
   Proceeds from sale of investments                                               21,273             --
   Proceeds from sale of property and equipment                                     4,135            611
   Net proceeds from sale and collection of notes receivable                        1,025         21,411
   Net distributions from investments                                               5,960            511
   Other                                                                               (1)           (66)
                                                                                 --------       --------
                 Net cash provided by investing activities                          4,090         19,513
                                                                                 --------       --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of long-term debt                                                      41,444          2,975
   Payments on long-term debt                                                     (29,328)        (1,298)
   Proceeds of long-term debt - CEI                                                24,195            500
   Payments on long-term debt - CEI                                               (36,584)       (32,489)
   Capital contributions by minority interests                                      3,489             --
   Distributions to minority interests                                             (5,537)        (1,541)
   Other                                                                             (860)            12
                                                                                 --------       --------
                 Net cash used in financing activities                             (3,181)       (31,841)
                                                                                 --------       --------

 NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                               (11,938)       (11,208)

 CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                             42,810         43,401
                                                                                 --------       --------

 CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                                 $ 30,872       $ 32,193
                                                                                 ========       ========

       See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       ORGANIZATION AND BASIS OF PRESENTATION:

Crescent Operating, Inc. ("Crescent Operating" or "COPI") is a diversified management company that, through various subsidiaries and affiliates (collectively with Crescent Operating, the "Company"), currently operates primarily in four business segments: Equipment Sales and Leasing, Hospitality, Refrigerated Warehousing and Land Development. Through these segments, Crescent Operating does business throughout the United States. While the Company continues to own a 50% interest in Charter Behavioral Health Systems, LLC ("CBHS"), the Company has written-off its entire investment and has no obligation or commitment to fund CBHS' ongoing operations. As a result of the write-off, the Company does not anticipate that it will recognize any additional losses from its investment in CBHS. Because the Company has written-off its CBHS investment and it is unlikely that the Company will recognize any material income from CBHS in the near future due to the operating losses currently being incurred by CBHS, the Company no longer reports its operations related to CBHS as a separate segment.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and related footnotes of the Company for the fiscal year ended December 31, 1998 included in the Company's Form 10-K. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements have been included and all significant intercompany balances and transactions have been eliminated. Certain prior period information has been reclassified to conform to current period presentation. Due to acquisitions and seasonal fluctuations, operating results for interim periods reflected are not necessarily indicative of the results that may be expected for a full fiscal year.

Crescent Machinery Company ("Crescent Machinery"), Rosestar Management LLC ("Rosestar"), COI Hotel Group, Inc. ("COI Hotel"), WOCOI Investment Company ("WOCOI") and COPI Cold Storage, LLC ("COPI Cold Storage"), which are wholly-owned subsidiaries of Crescent Operating, are consolidated. The Company owns 5% of each of The Woodlands Land Company, Inc. ("LandCo"), Desert Mountain Development Corporation ("Desert Mountain Development") and CRL Investments, Inc. ("CRL"). The Company's 5% interests represent 100% of the voting stock of these entities, and therefore, these entities are consolidated into Crescent Operating with 95% reported as minority interests. The Company owns 50% of COPI Colorado, L.P. ("COPI Colorado") which owns 10% of Crescent Development Management Corp. ("CDMC"). The 10% interest in CDMC represents 100% of the voting stock, and therefore, CDMC is consolidated into COPI Colorado and COPI Colorado is consolidated into Crescent Operating resulting in 95% of CDMC being reported as minority interests. The Company's investments in Corporate Arena Associates, Inc. ("Corporate Arena") and Hillwood/1642, Ltd. ("Hillwood") are shown at cost. The 50% interest in CBHS and the 1% interest in each of Crescent CS Holdings Corporation ("CS I") and Crescent CS Holdings II Corporation ("CS II") are reported on the equity method of accounting.

2.       RECENT DEVELOPMENTS:

EQUIPMENT SALES AND LEASING

Effective March 4, 1999, the Company acquired certain assets of Westco Tractor & Equipment, Inc. ("Westco"), a company engaged in equipment sales, leasing and servicing, located in Santa Rosa, California. The purchase price of approximately $2.7 million was comprised of $0.5 million cash and the assumption of liabilities of $2.2 million. The transaction was treated as a purchase for accounting purposes, and accordingly, the results of operations will be included in the Company's financial statements from the date of acquisition.

HOSPITALITY

On April 22, 1999, the Intercompany Committee of the Company's board of directors approved the terms of a proposed lease with Crescent Real Estate Equities Limited Partnership ("Crescent Partnership") of the 389-room Renaissance Hotel located in Houston, Texas. The lease is expected to have a term of 10 years and provide for base rent and percentage rent. The other terms of the lease also are expected to be generally consistent with the other hospitality leases with Crescent Partnership. The Company anticipates that the effective date of the proposed lease transaction will be May 22, 1999.

REFRIGERATED WAREHOUSING

Effective March 12, 1999, the Company sold 80% of its 5% interest in CS I and CS II to Crescent Partnership for $13.2 million and received the right to require Crescent Partnership to purchase the remaining 20% for approximately $3.4 million at any time during the next two years, subject to compliance with certain regulatory matters. This 5% interest represented a 2% interest in various corporations and limited liability companies (collectively, "AmeriCold Logistics") that owned and operated 102 refrigerated warehouse properties ("Refrigerated Warehouses"). The sale of the Company's entire interest in CS I and CS II will result in an approximately $2.0 million gain which is expected to be recognized by Crescent Operating in 1999; $1.5 million of that gain was recognized in the first quarter of 1999. Crescent Operating, through a wholly-owned limited liability company, then became a 40% partner of AmeriCold Operations, a newly formed partnership the remaining 60% of which is owned by Vornado Operating, Inc. ("Vornado Operating"). AmeriCold Operations purchased, for $48.7 million, all of the operations and non-real estate related assets associated with the Refrigerated Warehouses. This transaction required an initial capital contribution of approximately $15.5 million from Crescent Operating and an agreement to fund up to an additional $4.0 million in the future under certain conditions, all of which has been or will be funded from a new $19.5 million loan from Crescent Partnership that bears interest at 9% per annum. AmeriCold Operations has leased certain of the Refrigerated Warehouses from certain of the entities comprising AmeriCold Logistics under 15 year leases which call for base and percentage rent. As a result, the operations formerly associated with AmeriCold Logistics are now conducted by AmeriCold Operations. As a result of the transaction, Crescent Operating no longer consolidates CS I and CS II for accounting purposes which has resulted in a decrease in consolidated total assets of approximately $294 million.

Under the terms of the partnership agreement for AmeriCold Operations, Vornado Operating has the right to make all decisions relating to the management and operations of AmeriCold Operations other than certain major decisions that require the approval of both the Company and Vornado Operating. The partnership agreement provides for a buy-sell arrangement upon a failure of the Company and Vornado Operating to agree on any of the specified major decisions which, until October 30, 2000, can be exercised only by Vornado Operating. During that time, Vornado Operating shall be entitled to buy the Company's interest at cost plus a 10% per annum return. Major decisions include approval of the annual capital and operating budgets for AmeriCold Operations, decisions to deviate from the budget by 10% or more, additional annual capital contributions in excess of $5 million and decisions to enter into new leases or amend existing leases.

LAND DEVELOPMENT

On April 29, 1999, a partnership in which CDMC has a 64% economic interest finalized the purchase of "The Commons", a master planned residential development on 23 acres in the Central Platte Valley near downtown Denver, Colorado. Currently, it is contemplated that the project will include both sale and rental units at multiple price points. An adjacent 28 acres is expected to be commercially developed by another firm, thus providing a major mixed-use community adjacent to the lower downtown area of Denver. The acreage connects with several major entertainment and recreational facilities including Coors Field (home to the Major League Baseball's Colorado Rockies), Elitch Gardens (an amusement park) and the new Pepsi Center (home to the National Hockey League's Colorado Avalanche and the National Basketball Association's Denver Nuggets).

As of May 14, 1999, COPI Colorado had purchased approximately 1.1 million shares of Crescent Operating common stock at a total purchase price of $4.3 million. The average price paid for such shares, excluding brokers' commissions, was $3.91 per share.

Effective January 1, 1999, CDMC increased its $40 million line of credit with Crescent Partnership to $48 million and entered into a new $40 million credit line with Crescent Partnership for new development projects.

OTHER

On March 31, 1999, the Company sold its investment in Hicks-Muse for $8.1 million to an unrelated party. The sale resulted in a $0.3 million gain which was recognized in the first quarter of 1999. All of the sales proceeds were applied against the Company's indebtedness to Crescent Partnership.


3.       INVESTMENTS:

Investments consisted of the following (amounts in thousands):

                                                                    March 31,       December 31,
                                                                      1999            1998
                                                                    ---------       ------------
    Investment in The Woodlands Land Development Company, LP. ....  $  40,165       $  37,880
    Investment in CDMC projects ..................................     22,700          22,737
    Investment in AmeriCold Operations ...........................     15,425              --
    Investment in CR Las Vegas, LLC ..............................      4,635              --
    Investment in AmeriCold Logistics ............................      2,779         293,868
    Investment in Hillwood .......................................      1,039             774
    Investment in CR License, LLC ................................      1,000           1,000
    Investment in Houston Center Athletic Club Venture ...........        905           1,011
    Investment in Magellan Health Services, Inc. warrants ........        802           2,737
    Investment in Corporate Arena ................................        180             127
    Investment in Hicks-Muse .....................................         --           7,802
    Investment in The Woodlands Operating Company, LP ............       (982)           (831)
                                                                    ---------       ---------
                                                                    $  88,648       $ 367,105
                                                                    =========       =========

Investment income (loss) consisted of the following (amounts in thousands):

                                                                             Three months ended  Three months ended
                                                                                March 31, 1999      March 31, 1998
                                                                             ------------------  ------------------
    Equity in income of The Woodlands Land Development Company, LP .....          $  4,581           $  3,583
    Equity in income of CDMC Projects ..................................             3,355                 --
    Gain on sale of CS I and CS II .....................................             1,493                 --
    Equity in income of The Woodlands Operating Company, LP ............               275                 40
    Hicks-Muse income ..................................................               239                474
    Equity in income of Houston Center Athletic Club Venture ...........                67                 --
    Equity in income (loss) of AmeriCold Logistics .....................                61               (663)
    Equity in loss of CBHS .............................................                --             (5,390)
    Equity in loss of AmeriCold Operations .............................               (64)                --
                                                                                  --------           --------
                                                                                  $ 10,007           $ (1,956)
                                                                                  ========           ========

A summary of financial information for the Company's investments in The Woodlands Operating Company, L.P. ("TWOC") and The Woodlands Land Development Company, L.P. ("Landevco") have been provided as they represent significant unconsolidated investments (amounts in thousands). A summary of financial information for the Company's investment in CBHS has not been provided because the Company's investment balance is zero and no income or loss has been recognized since February 1998.

                                                                        TWOC             Landevco
                                                                 ------------------- ------------------
                                                                 Three months ended  Three months ended
                                                                   March 31,1999       March 31,1999
                                                                 ------------------  ------------------
     Revenues ..............................................          $17,934          $29,719
     Gross profit ..........................................          $   636          $10,861
     Net income ............................................          $   646          $10,778

     Crescent Operating's equity in income of subsidiary ...          $   275          $   229

4.       INTANGIBLE ASSETS:

Intangible assets consisted of the following (amounts in thousands):

                                                                          March 31, 1999   December 31, 1998
                                                                          --------------   -----------------
    Goodwill, net - Crescent Machinery .............................          $ 8,245          $ 7,757
    Goodwill, net - RoseStar .......................................            1,578            1,632
    Goodwill, net - CDMC ...........................................           30,790           31,016
    Membership intangible, net - Desert Mountain Properties, LP ....           40,013           42,108
                                                                              -------          -------
                                                                              $80,626          $82,513
                                                                              =======          =======

5.       LONG-TERM DEBT:

The Company's long-term debt facilities are composed of (i) corporate and wholly-owned debt and (ii) non wholly-owned debt. Corporate and wholly-owned debt relates to debt facilities at the Crescent Operating level or owed by entities which are owned 100% by Crescent Operating. Non wholly-owned debt represents non-recourse debt of the Company owed by entities which are consolidated in the Company's financial statements but are not 100% owned by the Company; the Company's economic investment in these entities is 5% or less. Following is a summary of the Company's debt financing (amounts in thousands):

                                                                               March 31, 1999    December 31, 1998
                                                                               --------------    -----------------
 LONG-TERM DEBT - CORPORATE AND WHOLLY-OWNED SUBSIDIARIES
 Equipment notes payable to finance companies, interest at 6.9%
 to 10.9%, due 1999 through 2003 (Crescent Machinery) .................          $72,378          $70,074

 Floor plan debt payable to equipment manufacturers, six month term at
 0% interest (Crescent Machinery) .....................................           10,460            7,958

 Line of  credit in the amount of $19.5 million payable to Crescent
 Partnership, interest at 9%, due May 2002 (COPI) .....................           19,500               --

 Note payable to Crescent Partnership, interest at 12%, due May
 2002 (COPI) ..........................................................           17,494           24,223

      Line of credit in the amount of $15.0 million payable to Bank of
      America, interest at LIBOR plus 1%, due August 1999 (COPI) ...........         15,000         15,000

      Note payable to Crescent Partnership, interest at 12%, due May
      2002 (COPI) ..........................................................          9,000          9,000

      Line of credit in the amount of $17.2 million payable to Crescent
      Partnership, interest at 12%, due May 2002 or five years after the
      last draw (COPI) .....................................................          8,270         27,733

      Notes payable to the sellers of Western Traction and Harvey
      Equipment, interest 8.0% to 8.5%, due 2000 to 2002 (COPI) ............          5,844          6,670

      Notes payable to Crescent Partnership, interest at 7.5% to
      10.75%, due August 2003 (RoseStar / COI Hotel) .......................          2,984          3,078
                                                                                   --------       --------

                 Total debt - corporate and wholly-owned subsidiaries ......        160,930        163,736
                                                                                   --------       --------

      LONG-TERM DEBT - NON WHOLLY-OWNED SUBSIDIARIES

      Junior note payable to Crescent Partnership, interest at 14%, due
      December 2010 (DMPLP) ................................................         60,000         60,000

      Senior note payable to Crescent Partnership, interest at 10%, due
      December 2005 (DMPLP) ................................................         43,085         50,717

      Line of credit in the amount of $35 million payable to National
      Bank of Arizona, interest at prime to prime plus 1%, due
      May 1999 (DMPLP) .....................................................         23,101         10,000

      Line of credit in the amount of $48.2 million payable to Crescent
      Partnership, interest at 11.5%, due August 2004 (CDMC) ...............         33,547         35,976

      Construction loans for various East West Resort Development
      projects, interest at 6% to 9%, due 1999 to 2003 (CDMC) ..............         32,363         32,825

      Line of credit in the amount of $22.9 million payable to Crescent
      Partnership, interest at 12%, due January 2003 (CDMC) ................         15,239         15,035

      Note payable to Crescent Partnership, interest at 12%, due June
      2005 (CDMC) ..........................................................          2,850          2,850

      Line of credit in the amount of $7.0 million payable to Crescent
      Partnership, interest at 12%, due August 2003 (CRL) ..................          2,333             --
                                                                                   --------       --------
                Total debt - non wholly-owned subsidiaries .................        212,518        207,403
                                                                                   --------       --------
                Total long-term debt .......................................       $373,448       $371,139
                                                                                   ========       ========

      Current portion of long-term debt - CEI ........       $  5,657       $  7,668

      Current portion of long-term debt ..............         97,359         84,539

      Long-term debt - CEI, net of current portion ...        208,644        220,944

      Long-term debt, net of current portion .........         61,788         57,988
                                                             --------       --------
                Total long-term debt .................       $373,448       $371,139
                                                             ========       ========

Effective March 12, 1999, the Company agreed to make a permanent reduction in its $30.4 million 12% line of credit with Crescent Partnership in an amount equal to the proceeds from the sale of 80% of the Company's 5% interest in CS I and CS II. On March 12, 1999, the Company received $13.2 million of proceeds and correspondingly permanently reduced the availability under the line of credit from $30.4 million to $17.2 million.

Also effective March 12, 1999, the Company obtained from Crescent Partnership a $19.5 million line of credit that bears interest at the rate of 9% per annum. The line of credit has terms similar to the $17.2 million line of credit from Crescent Partnership with the exception of the interest rate and is cross-collateralized and cross-defaulted with the Company's other borrowings from Crescent Partnership. On March 12, 1999, the Company borrowed the full $19.5 million, approximately $15.5 million of which the Company contributed as a capital contribution to AmeriCold Operations in connection with its formation and the remaining approximately $4.0 million of which the Company used to reduce the amount outstanding under the $30.4 million 12% line of credit with Crescent Partnership.

6.       OTHER LIABILITIES:

Other liabilities consisted of the following (in thousands):

                                      March 31, 1999   December 31, 1998
                                      --------------   -----------------
   Deferred revenue ............         $33,091         $29,477
   Deferred hospitality rent ...           4,569           3,808
   Other .......................               7           1,293
                                         -------         -------
                                         $37,667         $34,578
                                         =======         =======

7.       EARNINGS PER SHARE:

Earnings per share ("EPS") is calculated as follows (in thousands, except per share data):

                                                 Three months ended                      Three months ended
                                                  March 31, 1999                           March 31, 1998
                                        -----------------------------------    ------------------------------------
                                          Net        Wtd Avg.     Per Share      Net        Wtd. Avg.     Per Share
                                        Income       Shares        Amount       Loss         Shares        Amount
                                        -------      --------     ---------    -------      ---------     ---------
BASIC EPS ........................      $ 3,414       10,522      $  0.32      $(1,179)       11,214      $ (0.11)

EFFECT OF DILUTIVE SECURITIES:
Stock Options ....................           --          629                                      --           --
                                        -------      -------                   -------       -------
DILUTED EPS ......................      $ 3,414       11,151      $  0.31      $(1,179)       11,214      $ (0.11)
                                        =======      =======      =======      =======       =======      =======

The Company had 70,600 and 890,454 options for the three months ended March 31, 1999 and 1998, respectively, which were not included in the calculation of diluted EPS as they were anti-dilutive.

8.       INCOME TAXES:

The table below shows the reconciliation of the federal statutory income tax rate to the effective tax rate.

                                                     Three months ended  Three months ended
                                                       March 31, 1999       March 31, 1998
                                                     ------------------  ------------------
Federal statutory income tax rate ................          35.0%           (35.0)%
State income taxes, net of federal tax benefit ...           5.0            (5.0)%
Equity accounting for AmeriCold Logistics ........            --            43.2
Desert Mountain minority interest ................          (2.0)            8.4
Change in valuation allowance ....................          (30.2)            --
Other, net .......................................          (3.7)           (0.2)
                                                            ----            ----
        Effective tax rate .......................           4.1%           11.4%
                                                            ====            ====

The Company's effective tax rate differs from the federal statutory income tax rate due to non wholly-owned subsidiaries, which are consolidated in the Company's financial statements. The taxes related to the minority interests of such entities are included in the income tax provision (benefit) on the Company's statements of operations. The effective tax rate also differs from the federal statutory income tax rate due to the Company releasing $2.7 million of its valuation allowance during the first quarter of 1999 based on first quarter transactions and expected future taxable income.

9.   BUSINESS SEGMENT INFORMATION:

Crescent Operating's assets and operations are located entirely within the United States and are currently comprised primarily of four business segments:
(i) Equipment Sales and Leasing, (ii) Hospitality, (iii) Refrigerated Warehousing and (iv) Land Development. In addition to these four business segments, the Company has grouped its investment in Magellan warrants, interest expense on corporate debt and general corporate overhead costs such as legal and accounting costs, insurance costs and corporate salaries as "Other" for segment reporting purposes. The Company uses net income as the measure of segment profit or loss.

Business segment information is summarized as follows (in thousands):

                                         For the three     For the three
                                          months ended      months ended
                                         March 31, 1999    March 31, 1998
                                         --------------    --------------
Revenues:
   Equipment Sales and Leasing ...         $  27,159          $   7,981
   Hospitality ...................            63,032             58,265
   Refrigerated Warehousing ......                --                 --
   Land Development ..............            46,557             31,131
   Other .........................                --                 --
                                           ---------          ---------
   Total revenues ................         $ 136,748          $  97,377
                                           =========          =========

Net income (loss):
   Equipment Sales and Leasing ...         $    (447)         $      56
   Hospitality ...................             1,536              2,718
   Refrigerated Warehousing ......               894                (33)
   Land Development ..............               133                 90
   Other .........................             1,298             (4,010)
                                           ---------          ---------
   Total net income (loss) .......         $   3,414          $  (1,179)
                                           =========          =========

                                         March 31, 1999   December 31, 1998
                                         --------------   -----------------
Identifiable assets:
   Equipment Sales and Leasing ....         $133,365         $127,215
   Hospitality ....................           41,074           38,536
   Refrigerated Warehousing .......           15,450          293,780
   Land Development ...............          471,855          464,634
   Other ..........................            1,188           13,168
                                            --------         --------
   Total identifiable assets ......         $662,932         $937,333
                                            ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. The financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal and recurring nature. The information herein should be read in conjunction with the more detailed information contained in the Company's Form 10-K for the year ended December 31, 1998. Capitalized terms used but not otherwise defined herein have the meanings ascribed to those terms in the Notes to the Financial Statements included in Part l of this report.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: investment considerations, such as the effect of economic, demographic, competitive and other conditions in the market area on cash flows and values, and the relatively high levels of debt maintained by the Company and its ability to generate revenues sufficient to meet debt service payments and other operating expenses; financing risks, such as the continued availability of equity and debt financing that may be necessary or desirable for expansion or continued operations of the Company and its investments, the Company's ability to service existing debt, the possibility that the Company's outstanding debt (some of which requires so-called "balloon" payments of principal) may be refinanced at higher interest rates or otherwise on terms less favorable to the Company; and business and investment risks, including the underperformance or non-performance of its existing business investments, the inability of the Company to identify or pursue suitable business or investment opportunities, the impact of changes in the industries in which the Company's businesses and investments operate and economic, demographic and other competitive conditions affecting such industries, including equipment sales and leasing, hospitality, refrigerated warehousing and land development. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to update these forward-looking statements to reflect any future events or circumstances.

                                    OVERVIEW

Crescent Operating is a diversified management company that through various subsidiaries and affiliates currently operates in four business segments: (i) Equipment Sales and Leasing, (ii) Hospitality, (iii) Refrigerated Warehousing and (iv) Land Development. Within these segments, the Company, through various entities, owned the following as of March 31, 1999 (collectively referred to as the "Assets"):

o THE EQUIPMENT SALES AND LEASING SEGMENT consisted of a wholly-owned interest in Crescent Machinery, a construction equipment sales, leasing and service company with 16 locations in seven states.

o THE HOSPITALITY SEGMENT consisted of (i) the Company's lessee interests in the Denver Marriott City Center, the Hyatt Regency Beaver Creek, the Hyatt Regency Albuquerque, Canyon Ranch-Tucson, Canyon Ranch-Lenox, the Ventana Country Inn, the Sonoma Mission Inn and Spa, the Sonoma Golf Course and the Four Seasons Hotel in Houston, Texas (the "Hospitality Properties"), (ii) a two-thirds interest in the Houston Center Athletic Club Venture and (iii) a 5% economic interest in a company that participates in the future use of the "Canyon Ranch" name.

o THE REFRIGERATED WAREHOUSING SEGMENT consisted primarily of a 40% interest in the operations of AmeriCold Operations, which currently operates 102 refrigerated storage properties with an aggregate storage capacity of approximately 537.1 million cubic feet, and a 0.4% interest in AmeriCold Logistics. This structure reflects the effects of a significant reorganization in the first quarter of 1999. See "Refrigerated Warehousing Segment - Recent Developments" below.

o THE LAND DEVELOPMENT SEGMENT consisted of (i) a 4.65% economic interest in Desert Mountain, a master planned, luxury residential and recreational community in northern Scottsdale, Arizona, (ii) a 42.5% general partner interest in TWOC, which provides management, advisory, landscaping and maintenance services to The Woodlands, Texas and is the lessee of The Woodlands Resort and Conference Center, (iii) a 2.125% economic interest in The Woodlands Land Development Company L.P., which owns approximately 9,000 acres for commercial and residential development as well as a realty office, an athletic center, and interests in both a title company and a mortgage company, (iv) a 50% economic interest in COPI Colorado, a company that has a 10% economic interest in CDMC, which invests in entities that develop or manage residential and resort properties (primarily in Colorado) and provides support services to such properties and (v) a 5% economic interest in an entity which owns a 6.19% interest in the construction and operation of a new multipurpose entertainment and sports center (the "Arena Project") in downtown Dallas, Texas and manages the operations of the existing arena as well as a 2.6% economic interest in Hillwood/1642, Ltd., an entity participating in the development of the land surrounding the Arena Project.

While the Company continues to own a 50% interest in CBHS, the Company has written-off its entire investment and has no obligation or commitment to fund CBHS' ongoing operations. As a result of the write-off, the Company does not anticipate that it will recognize any additional losses from its investment in CBHS. Because the Company has written-off its CBHS investment and it is unlikely that the Company will recognize any material income from CBHS in the near future due to the operating losses currently being incurred by CBHS, the Company no longer reports its operations related to CBHS as a separate segment.

                       EQUIPMENT SALES AND LEASING SEGMENT

RECENT DEVELOPMENTS

Effective March 4, 1999, the Company acquired certain assets of Westco Tractor & Equipment, Inc., a company engaged in equipment sales, leasing and servicing, located in Santa Rosa, California. The purchase price of approximately $2.7 million was composed of $0.5 million cash and the assumption of liabilities of $2.2 million.

Crescent Machinery is currently in the process of opening a new location located in Fort Worth, Texas. It is anticipated that the location will be open for business by the end of the second quarter 1999.

FINANCIAL ACTIVITY

(in thousands)                             Three months ended  Three months ended
                                             March 31, 1999     March 31, 1998
                                           ------------------  ------------------
Revenue:
   New and used equipment .............         $16,177         $ 3,788
   Rental equipment ...................           5,169           2,205
   Parts, service and supplies ........           5,813           1,988
                                                -------         -------
Total revenue .........................          27,159           7,981

Expenses:
   Cost of sales:
        New and used equipment ........          13,794           3,326
        Rental equipment ..............           3,398           1,340
        Parts, service and supplies ...           3,313           1,420
   Operating expenses .................           6,145           1,525
                                                -------         -------
Total expenses ........................          26,650           7,611
                                                -------         -------

Income from operations ................         $   509         $   370
                                                =======         =======

Crescent Machinery has grown substantially through acquisitions since the quarter ended March 31, 1998 with total revenues increasing approximately 240% as of March 31, 1999. Earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") for the Equipment Sales and Leasing segment for the three months ended March 31, 1999 was $3.8 million as compared to $1.5 million for the three months ended March 31, 1998. EBITDA for the three months ended March 31, 1999 represents a full three months of operating results for all entities in the Equipment Sales and Leasing segment except Westco, which includes approximately one month of operating results. Management believes that EBITDA can be a meaningful measure of operating performance, cash generation and the ability to service debt. However, EBITDA should not be considered as an alternative to either: (i) net income (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity. There can be no assurance that the Company's EBITDA is comparable to similarly titled items reported by other companies.

                               HOSPITALITY SEGMENT

RECENT DEVELOPMENTS

On April 22, 1999, the Intercompany Committee of the Company's board of directors approved the terms of a proposed lease with Crescent Partnership of the 389-room Renaissance Hotel located in Houston, Texas. The lease is expected to have a term of 10 years and provide for base rent and percentage rent. The other terms of the lease also are expected to be generally consistent with the other hospitality leases with Crescent Partnership. The Company anticipates that the effective date of the proposed lease transaction will be May 22, 1999.

FINANCIAL ACTIVITY

The following table sets forth certain information about the Hospitality Properties for the three months ended March 31, 1999 and 1998. The information for the Hospitality Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination health and fitness resorts that measure performance based on available guest nights.

                                                                              For the Three Months Ended March 31,
                                                                   -------------------------------------------------------
                                                                                                             Revenue Per
                                         Year                         Average           Average Daily       Available Room
                                      Completed/                   Occupancy Rate        Rate ("ADR")        ("REVPAR")
                                       Renovated      Rooms        1999      1998       1999      1998     1998       1999
                                      ----------      -----        --------------       --------------     ---------------
Full-Service/Luxury Hotels
Hyatt Regency Beaver Creek....           1989           276(1)      82%       78%       $399      $377     $327       $296
Denver Marriott City Center...         1982/1994        613         79        81         121       114       96         92
Hyatt Regency Albuquerque.....           1990           395         68        64         107       102       73         65
Sonoma Mission Inn & Spa......      1927/1987/1997      198         75        72         174       190      131        137
Four Seasons Hotel Houston....           1982           399         68        69         193       179      131        123
Ventana Country Inn...........      1975/1982/1988       62         81        28(2)      297       270      242         77(2)
                                                      -----      -----     -----      ------     -----    -----      -----
    Total/Weighted Average                            1,943        75%        72%       $183      $175     $140       $126
                                                      =====      =====     =====      ======     =====    =====      =====

Destination Health & Fitness
Resorts
Canyon Ranch-Tucson...........           1980          250(3)
Canyon Ranch-Lenox............           1989          212(3)
                                                      -----      -----     -----      ------     -----    ------     ------
    Total/Weighted Average                              462        92%(4)     90%(4)    $543(5)   $518(5)   $483(6)    $455(6)
                                                      =====      =====     =====      ======     =====    ======     ======

(1) In 1998, the number of rooms at Hyatt Regency Beaver Creek was reduced to 276 due to 19 rooms being converted into a 20,000 square foot spa.

(2) Average occupancy and REVPAR decreased in 1998 due to the closing of the Ventana Country Inn for approximately three months as a result of the major access road leading to the property being washed out.

(3) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.

(4) Represents the number of paying and complimentary guests for the period, divided by the maximum number of available guest nights for the period.

(5) Represents the average daily "all-inclusive" guest package charges for the period, divided by the average daily number of paying guests for the period.

(6) Represents the total "all-inclusive" guest package charges for the period, divided by the maximum number of available guest nights for the period.

                        REFRIGERATED WAREHOUSING SEGMENT

RECENT DEVELOPMENTS

Effective March 12, 1999, the Company sold 80% of its 5% interest in CS I and CS II to Crescent Partnership for $13.2 million and received the right to require Crescent Partnership to purchase the remaining 20% for approximately $3.4 million at any time during the next two years, subject to compliance with certain regulatory matters. This 5% interest represented a 2% interest in various corporations and limited liability companies (collectively, "AmeriCold Logistics") that owned and operated 102 refrigerated warehouse properties ("Refrigerated Warehouses"). The sale of the Company's entire interest in CS I and CS II will result in an approximately $2.0 million gain which is expected to be recognized by Crescent Operating in 1999; $1.5 million of that gain was recognized in the first quarter of 1999. Crescent Operating, through a wholly-owned limited liability company, then became a 40% partner of AmeriCold Operations, a newly formed partnership the remaining 60% of which is owned by Vornado Operating. AmeriCold Operations purchased, for $48.7 million, all of the operations and non-real estate related assets associated with the Refrigerated Warehouses. This transaction required an initial capital contribution of approximately $15.5 million from Crescent Operating and an agreement to fund up to an additional $4.0 million in the future under certain conditions, all of which has been or will be funded from a new $19.5 million loan from Crescent Partnership that bears interest at 9% per annum. AmeriCold Operations has leased certain of the Refrigerated Warehouses from certain of the entities comprising AmeriCold Logistics under 15 year leases which call for base and percentage rent. As a result, the operations formerly associated with AmeriCold Logistics are now conducted by AmeriCold Operations. As a result of the transaction, Crescent Operating no longer consolidates CS I and CS II for accounting purposes which has resulted in a decrease in consolidated total assets of approximately $294 million.

Under the terms of the partnership agreement for AmeriCold Operations, Vornado Operating has the right to make all decisions relating to the management and operations of AmeriCold Operations other than certain major decisions that require the approval of both the Company and Vornado Operating. The partnership agreement provides for a buy-sell arrangement upon a failure of the Company and Vornado Operating to agree on any of the specified major decisions which, until October 30, 2000, can be exercised only by Vornado Operating. During that time, Vornado Operating shall be entitled to buy the Company's interest at cost plus a 10% per annum return. Major decisions include approval of the annual capital and operating budgets for AmeriCold Operations, decisions to deviate from the budget by 10% or more, additional annual capital contributions in excess of $5 million and decisions to enter into new leases or amend existing leases.

AmeriCold Operations is the largest provider of refrigerated and frozen storage and distribution services in the country. AmeriCold Operations manages the storage and distribution of frozen, refrigerated or dry foods and products that need controlled temperatures in both leased facilities and facilities managed for third party clients. AmeriCold Operations also provides additional services such as logistics consulting, transportation management, freight consolidation and blast freezing.

FINANCIAL ACTIVITY

As a result of the transactions discussed above, as of March 31, 1999, the Company had a 40% economic interest in AmeriCold Operations and a 0.4% interest in AmeriCold Logistics. Because the restructuring did not become effective until March 12, 1999, the Company's economic share of the operations of AmeriCold Logistics for the three months ended March 31, 1999 included a 2% economic interest for the period from January 1, 1999 to March 11, 1999 and a 0.4% economic interest for the period from March 12, 1999 through March 31, 1999. The Company's economic share of the operations of AmeriCold Operations for the three months ended March 31, 1999 include a 40% economic interest for the period from March 12, 1999 through March 31, 1999.

The Company's share of the net loss from AmeriCold Operations for the quarter ended March 31, 1999 was $39,000. The Company's share of net income (loss) from AmeriCold Logistics for the quarter ended March 31,

1999 and 1998 was $61,000 and $(33,000), respectively. Also included in net income for the Refrigerated Warehousing segment was the $1.5 million gain on sale of 80% of the Company's interest in AmeriCold Logistics.

                            LAND DEVELOPMENT SEGMENT

RECENT DEVELOPMENTS

On April 29, 1999, a partnership in which CDMC has a 64% economic interest finalized the purchase of "The Commons", a master planned residential development on 23 acres in the Central Platte Valley near downtown Denver, Colorado. Currently, it is contemplated that the project will include both sale and rental units at multiple price points. An adjacent 28 acres is expected to be commercially developed by another firm, thus providing a major mixed-use community adjacent to the lower downtown area of Denver. The acreage connects with several major entertainment and recreational facilities including Coors Field (home to the Major League Baseball's Colorado Rockies), Elitch Gardens (an amusement park) and the new Pepsi Center (home to the National Hockey League's Colorado Avalanche and the National Basketball Association's Denver Nuggets).

As of May 14, 1999, COPI Colorado had purchased approximately 1.1 million shares of Crescent Operating common stock at a total purchase price of $4.3 million. The average price paid for such shares, excluding brokers' commissions, was $3.91 per share.

Effective January 1, 1999, CDMC increased its $40 million line of credit with Crescent Partnership to $48 million and entered into a new $40 million credit line with Crescent Partnership for new development projects.

FINANCIAL ACTIVITY

Investment income of the Land Development segment consists of equity investments in TWOC and Landevco. For the three months ended March 31, 1999 and 1998, investment income related to these investments was $4.9 million and $3.6 million, respectively. Crescent Operating's economic share of the investment income from TWOC and Landevco was $0.5 million and $0.2 million for the three months ended March 31, 1999 and 1998, respectively.

The remaining operations of the Land Development segment are attributable to the results of Desert Mountain Development and COPI Colorado. For each of the three months ended March 31, 1999 and 1998, Desert Mountain Development had a net loss of $1.6 million and $1.0 million, respectively. Crescent Operating's economic share of the net loss from Desert Mountain Development for each of the three months ended March 31, 1999 and 1998 was $0.1 million. For the three months ended March 31, 1999, COPI Colorado had a net loss of $0.2 million. Crescent Operating's economic share of the net loss from COPI Colorado for the three months ended March 31, 1999 was $0.1 million. Crescent Operating did not have an economic interest in COPI Colorado during the first quarter of 1998.

                                      OTHER

RECENT DEVELOPMENTS

On December 11, 1998, the Company received notice from The Nasdaq Stock Market ("Nasdaq") that the Company has failed to maintain a closing bid price of greater than or equal to $5.00 in accordance with Nasdaq Marketplace Rule 4450
(b)(4) under Maintenance Standard (2) for continued listing on the National Market System ("NMS"). On May 6, 1999, the Company had a hearing before representatives of Nasdaq to determine whether the Company will be permitted to maintain its NMS listing. The outcome of the hearing is expected during June 1999.

On March 31, 1999, the Company sold its investment in Hicks-Muse for $8.1 million to an unrelated party. The sale resulted in a $0.3 million gain in the first quarter of 1999. All of the sales proceeds were applied against the Company's indebtedness to Crescent Partnership.

                      SEGMENT FINANCIAL INFORMATION
                    (Amounts in thousands, except share data)


The following is a summary of Crescent Operating's financial information reported by segment for the three months ended March 31, 1999:


                                                    EQUIPMENT
                                                      SALES                            REFRIGERATED         LAND
                                                   AND LEASING       HOSPITALITY       WAREHOUSING       DEVELOPMENT
                                                   -----------       -----------       ------------      -----------
Revenues ...................................        $  27,159         $  63,032         $      --        $  46,557

Operating expenses .........................           26,650            60,522                --           44,861
                                                    ---------         ---------         ---------        ---------
Income (loss) from operations ..............              509             2,510                --            1,696
                                                    ---------         ---------         ---------        ---------
Investment income (loss) ...................               --                67             1,490            8,211
                                                    ---------         ---------         ---------        ---------
Other (income) expense
     Interest expense ......................            1,302                77                --            2,584
     Interest income .......................              (10)              (30)               --             (734)
     Other .................................              (12)               --                --              (63)
                                                    ---------         ---------         ---------        ---------
Total other (income) expense ...............            1,280                47                --            1,787
                                                    ---------         ---------         ---------        ---------
Income (loss) before income
     taxes and minority interest ...........             (771)            2,530             1,490            8,120
Income tax provision (benefit) .............             (324)            1,012               596            2,754
                                                    ---------         ---------         ---------        ---------
Income (loss) before minority interests ....             (447)            1,518               894            5,366
Minority interests .........................               --                18                --           (5,233)
                                                    =========         =========         =========        =========
Net income (loss) ..........................        $    (447)        $   1,536         $     894        $     133
                                                    =========         =========         =========        =========

Net income (loss) per share, basic .........        $   (0.04)        $    0.15         $    0.08        $    0.01
                                                    =========         =========         =========        =========

Net income (loss) per share, diluted .......        $   (0.04)        $    0.14         $    0.08        $    0.01
                                                    =========         =========         =========        =========

EBITDA Calculation: (1)
     Net income (loss) .....................        $    (447)        $   1,536         $     894        $     133
     Interest expense, net .................            1,292                19               186               70
     Income tax provision (benefit) ........             (324)            1,024                60              253
     Depreciation and amortization .........            3,246               284               436              347
                                                    ---------         ---------         ---------        ---------
EBITDA .....................................        $   3,767         $   2,863         $   1,576        $     803
                                                    =========         =========         =========        =========


                                                     OTHER             TOTAL
                                                   ---------         ---------
Revenues ...................................       $      --         $ 136,748

Operating expenses .........................             420           132,453
                                                   ---------         ---------
Income (loss) from operations ..............            (420)            4,295
                                                   ---------         ---------
Investment income (loss) ...................             239            10,007
                                                   ---------         ---------
Other (income) expense
     Interest expense ......................           2,222             6,185
     Interest income .......................             (34)             (808)
     Other .................................              (1)              (76)
                                                   ---------         ---------
Total other (income) expense ...............           2,187             5,301
                                                   ---------         ---------
Income (loss) before income
     taxes and minority interest ...........          (2,368)            9,001
Income tax provision (benefit) .............          (3,666)              372
                                                   ---------         ---------
Income (loss) before minority interests ....           1,298             8,629
Minority interests .........................              --            (5,215)
                                                   =========         =========
Net income (loss) ..........................       $   1,298         $   3,414
                                                   =========         =========

Net income (loss) per share, basic .........       $    0.12         $    0.32
                                                   =========         =========

Net income (loss) per share, diluted .......       $    0.12         $    0.31
                                                   =========         =========

EBITDA Calculation: (1)
     Net income (loss) .....................       $   1,298         $   3,414
     Interest expense, net .................           2,188             3,755
     Income tax provision (benefit) ........          (3,666)           (2,653)
     Depreciation and amortization .........             (55)            4,258
                                                   ---------         ---------
EBITDA .....................................       $    (235)        $   8,774
                                                   =========         =========


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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

Revenues

Equipment sales and leasing revenues increased approximately $19.2 million to $27.2 million for the three months ended March 31, 1999, compared to $8.0 million for the three months ended March 31, 1998. Approximately $17.5 million of this increase relates to the Company's acquisitions of Central Texas Equipment Co. which was effective as of April 30, 1998; Machinery, Inc., which was effective as of June 8, 1998; Western Traction Company, which was effective as of July 1, 1998; Harvey Equipment Center, Inc., which was effective as of July 31, 1998; 4-K Equipment Company, which was effective July 31, 1998; and Westco Tractor & Equipment, Inc., which was effective March 4, 1999. The remaining increase in revenues relates to same store growth at locations owned by the Company at March 31, 1998. Same store revenues increased by $1.6 million from $8.0 million to $9.6 million for the three months ended March 31, 1999.

Hospitality revenues increased approximately $4.7 million to $63.0 million for the three months ended March 31, 1999, compared to $58.3 million for the three months ended March 31, 1998. The increase in hospitality revenues is due to the following: (i) the operations of the Allegria Spa at the Hyatt Regency Beaver Creek and the Sonoma Golf Club, which were not leased by the Company during the first quarter of 1998, and (ii) the Ventana Country Inn ("Ventana") conducted operations during all three months of the first quarter of 1999 as compared to only one month during the first quarter of 1998 when Ventana was closed for two of the three months due to a land slide which washed out a portion of Highway 1, the major access road to the property, partially offset by the elimination of the Austin Omni Hotel rental income as the Company no longer leases such hotel pursuant to a sublease.

Land development revenues represent revenues from Desert Mountain Development and COPI Colorado prior to the elimination of the minority interests. Land development revenues increased approximately $15.4 million to $46.5 million for the three months ended March 31, 1999 compared to $31.1 million for the three months ended March 31, 1998. The increase over the prior period is composed of $22.5 million of revenues from COPI Colorado, partially offset by a decrease in Desert Mountain Development revenues of $7.1 million. The increase in revenues from COPI Colorado is due to the fact that the Company did not have an interest in COPI Colorado prior to September 30, 1998. The decrease in Desert Mountain revenues is primarily due to a lower number of both lot and home sales during the first quarter of 1999 as compared to the same period in 1998.

Operating Expenses

Equipment sales and leasing expenses increased $19.1 million to $26.7 million for the three months ended March 31, 1999, compared to $7.6 million for the three months ended March 31, 1998. Approximately $18.0 million of this increase relates to the Company's acquisitions as noted above subsequent to March 31, 1998. The remaining increase in operating expenses relates to the additional costs associated with the increase in equipment sales, rental and repair.

Hospitality expenses increased $6.8 million to $60.5 million for the three months ended March 31, 1999, compared to $53.7 million for the three months ended March 31, 1998. The increase is partially a result of additional rent due to increased revenues and costs of capital projects at the Hospitality Properties, offset by a decrease in rent due to the termination of the lease of the Austin Omni Hotel. Additionally, the increase is due to higher incentive fees recorded in the first quarter of 1999 due to a change in the calculation, although no significant year over year increase is anticipated. The remaining increase is attributable to the operations of the Allegria Spa at the Hyatt Regency Beaver Creek and the Sonoma Golf Club as well as the operation of the Ventana Country Inn ("Ventana") for all three months during the first quarter of 1999 as compared to the first quarter of 1998 where Ventana was closed for two of the three months due to a land slide which washed out a portion of Highway 1, the major access road to the property.

Land development direct expenses represent operating costs incurred by Desert Mountain Development and COPI Colorado prior to the elimination of the 95% and 50% minority interests, respectively. Land development direct expenses increased $13.1 million to $44.9 million for the three months ended March 31, 1999, compared to $31.8 million for the three months ended March 31, 1998. The increase over the prior period is primarily attributable to $19.2 million of expenses incurred by COPI Colorado offset by a decrease in Desert Mountain Development expenses of $6.2 million. The increase related to COPI Colorado is due to the fact that the Company did not have an interest in COPI Colorado prior to September 30, 1998. The decrease in Desert Mountain Development expenses is primarily due to lower costs associated with lot sales reflecting a decrease in the number of both lot and home sales during the first quarter of 1999 as compared to the same period in 1998.

Corporate general and administrative expenses of $0.4 million for the three months ended March 31, 1999 were comparable with such costs for the three months ended March 31, 1998 and consisted of general corporate overhead costs such as legal and accounting costs, insurance costs and corporate salaries.

Investment Income (Loss)

Investment income of $10.0 million for the three months ended March 31, 1999 consisted primarily of the gain on sale of Hicks-Muse of $0.3 million, equity in income of Landevco of $4.6 million, equity in income of TWOC of $0.3 million, equity in income of CDMC projects of $3.4 million and the gain of $1.5 million on the sale of 80% of the Company's interest in CS I and CS II. The investment loss for the three months ended March 31, 1998 of $2.0 million consisted primarily of equity in losses of CBHS of $5.4 million and equity in income of Landevco of $3.6 million. As a result of the write-off, the Company does not anticipate that it will recognize any additional losses from investments in CBHS. The overall increase in investment income over the prior year is due to the investment in CDMC projects, acquired in September 1998, as well as the $5.4 million loss from CBHS during the first quarter of 1998 which did not recur in 1999.

Other (Income) Expense

Interest expense increased $2.4 million to $6.2 million, for the three months ended March 31, 1999, compared to $3.8 million for the three months ended March 31, 1998. The increase compared to the prior period is due to an increase in debt incurred in connection with various acquisitions late in 1997 and in 1998 offset by a decrease in overall debt at Desert Mountain Development.

Interest income decreased $0.4 million to $0.8 million for the three months ended March 31, 1999, compared to $1.2 million for the three months ended March 31, 1998. The decrease compared to the prior period is due primarily to decreased interest income from notes receivable from lot sales at Desert Mountain Development.

Minority Interests

Minority interests increased $4.7 million to $5.2 million for the three months ended March 31, 1999 compared to $0.5 million for the three months ended March 31, 1998. Minority interests consist of the non-voting interests in the Land Development segment. The increase in minority interests is primarily attributable to the Company's investment in COPI Colorado which was not acquired until September 1998.

Income Tax Provision

Income tax provision of approximately $0.4 million for the three months ended March 31, 1999, consisted of a $3.7 million benefit at the corporate level and a $0.3 million benefit for the Equipment Sales and Leasing segment, offset by a $1.0 million provision for the Hospitality segment, a $2.8 million provision for the Land Development segment and a $0.6 million provision for the Refrigerated Warehousing segment. These amounts represent a $0.3 million increase in tax provision over the tax provision of $0.1 million for the three months ended March 31, 1998. The Company generally provides for taxes using a 40% effective rate on the Company's share of income or loss. Additionally, in the first quarter of 1999, the Company released $2.7 million of its net deferred tax asset valuation allowance based on first quarter transactions and expected future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Approximately $103.0 million (including regularly scheduled payments of principal) is payable pursuant to existing financing arrangements of the Company during the twelve months ending March 31, 2000. Of this $103.0 million, the Company anticipates that approximately $88.0 million (representing all of these borrowings other than the $15 million line of credit from Bank of America) will be paid from the Company's cash flow from operating activities. The $15 million line of credit from Bank of America, which bears interest at the LIBOR rate plus 1%, is due in August 1999. The Company is currently seeking to renew or refinance the line of credit and also is evaluating its options for a partial paydown or a complete payoff of the line of credit in August 1999.

The Company expects to meet its other short-term liquidity requirements primarily through cash flow provided by operating activities. The Company believes that cash flow provided by operating activities will be adequate to fund normal recurring operating expenses and, as discussed above, regular debt service requirements (including debt service relating to any additional or replacement debt). The Company anticipates that it will fund any acquisitions or other investments during the next 12 months with cash flow provided by operating activities, by additional debt financing secured by the assets acquired in the transaction, issuance of common stock of the Company or by proceeds of equity offerings.

The Company expects to meet its long-term liquidity requirements (which consist primarily of amounts due at maturity of its debt) through operating cash flows of the Company, refinancing of existing debt or obtaining additional debt with long-term maturities.

For a listing of the Company's primary debt financing arrangements, see Note 5 to the Financial Statements included in Part I.

The Company believes that debt and equity financing alternatives currently available to it include public or private issuances of equity to existing holders, issuances of equity in connection with acquisitions of additional assets, obtaining additional debt secured in connection with acquisitions of assets, additional secured borrowings from Crescent Partnership, and additional proceeds from the refinancing of existing secured debt. However, there can be no assurances that any of these sources will be available to the Company or that the amount of capital available from these sources will be adequate to meet the Company's needs or requests. A discontinuation of the Company's NMS listing could further limit the Company's ability to obtain equity financing.

Cash Flows

Cash and cash equivalents were $30.9 million and $42.8 million at March 31, 1999 and December 31, 1998, respectively. The 28% decrease is attributable to $12.8 million and $3.2 million of cash used in operating and financing activities, respectively, offset by $4.1 million of cash provided by investing activities.

OPERATING ACTIVITIES

The Company's outflow of cash used in operating activities of $12.8 million is primarily attributable to outflows from outflows from:

o    a decrease in deferred income taxes of $3.0 million;

o    gain on sale of investments of $1.8 million;

o    equity in income from unconsolidated subsidiaries of $8.2 million;

o    purchases of real estate of $7.7 million;

o    increases in accounts receivable and inventory of $9.8 million; and

o    decreases in accounts payable and accrued expenses of $5.4 million.

The outflow of cash used by operating activities is partially offset by inflows from:

o    net income of $3.4 million;

o    non-cash depreciation and amortization of $7.8 million;

o    minority interests of $5.2 million; and

o    increases in accounts payable - CEI and deferred revenues of $5.8 million.

INVESTING ACTIVITIES

The Company's inflow of cash provided by investing activities of $4.1 million is primarily attributable to inflows from:

o    proceeds from the sale of investments of $21.3 million;

o    proceeds from the sale of property and equipment of $4.1  million; and

o    net distributions from investments of $6.0 million.

The inflow of cash provided by investing activities is partially offset by outflows from:

o    acquisitions of business interests of $15.5 million;

o    acquisitions of business interests by minority interests of $4.7 million;
     and

o    the purchase of property and equipment of $6.7 million.

FINANCING ACTIVITIES

The Company's outflow of cash used in financing activities of $3.2 million is primarily attributable to outflows from:

o    payments of all long-term debt of $65.9 million; and

o    the distributions to minority interests of $5.5 million.

The outflow of cash used in financing activities is partially offset by inflows from:

o    proceeds of all long-term debt of $65.6 million; and

o    capital contributions by minority interests of $3.5 million.

YEAR 2000 READINESS DISCLOSURE

The Company, along with an independent firm, continues to review information technology systems (such as accounting systems and network operating systems) and non-information technology systems (such as microcontrollers). The Company believes that the assessment phase for both information technology and non-information technology systems is approximately 85% complete and anticipates that the assessment phase will be completed by June 1999.

As the assessment phase is completed at each of the locations, the Company is implementing a modification phase to address any issues discovered in the assessment phase. The modification phase will be followed by a testing phase. Although the initial assessment and testing is not yet complete for all locations, the Company has not yet identified any significant problem areas and believes that the mission-critical systems are or can be made compliant with minor upgrades.

Based on the assessment and modifications thus far of information technology and non-information technology systems, the total cost to specifically assess and remediate both information technology and non-information technology systems if necessary does not appear to be material to the Company. To date, the Company's costs related to Year 2000 compliance have not been material. All Year 2000 compliance costs are being expensed as incurred.

The Company believes that its greatest economic exposure lies with its Hospitality and Equipment Sales and Leasing segments. Specifically, within those segments, management believes that the most significant risk associated with Year 2000 compliance issues relates to any inability of the Company's principal vendors and suppliers to become Year 2000 compliant in a timely manner. For example, if the computer systems used by the Company's principal equipment vendors or hotel suppliers were to fail as a result of a failure to achieve Year 2000 compliance, the Company may experience inventory shortages. Consequently, the Company could experience business interruptions which potentially could have a material adverse effect on the Company's operating results and financial position. The Company is requesting from its principal vendors and suppliers information regarding their Year 2000 issues and their plans to assure timely Year 2000 compliance. The Equipment Sales and Leasing segment has received a letter from JCB, its primary supplier, that JCB is Year 2000 compliant. The Company will continue working with its vendors, suppliers and other third-party contractors to assure that the Company will not be subjected to substantial business interruptions as a result of Year 2000 issues. There can be no assurance; however, that vendors, suppliers and other third parties will achieve Year 2000 compliance in a timely manner or that any non-compliance on the part of such persons will not have an adverse effect on the Company's operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 1998, there have been no material changes to the information regarding market risk that was provided in the Company's Form 10-K for the year ended December 31, 1998.

                           PART II - OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

On January 11, 1999, Magellan Health Services, Inc. ("Magellan") filed a Demand for Arbitration with the American Arbitration Association alleging that (i) the Company breached certain contracts that were entered into by the Company, Magellan and certain subsidiaries of Magellan, (ii) the Company had unilaterally abandoned the contracts and (iii) the Company failed to use commercially reasonable best efforts to obtain financing for the transactions contemplated by the contracts. Magellan is seeking reimbursement of financing costs, payment of a termination fee and unspecified damages in connection with its claim. On January 29, 1999, the Company filed an Answer to the Demand in which it denied any liability to Magellan, asserting that the parties mutually consented to the abandonment and termination of the contracts in issue and that the condition precedent to the Company's obligations under the contracts did not occur. The Company and Magellan have agreed to stay temporarily all proceedings in the arbitration while they attempt to resolve the disputed issues.

ITEM 2.        CHANGE IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.        OTHER INFORMATION

On December 11, 1998, the Company received notice from Nasdaq that the Company has failed to maintain a closing bid price of greater than or equal to $5.00 in accordance with Nasdaq Marketplace Rule 4450 (b)(4) under Maintenance Standard
(2) for continued listing on the NMS. On May 6, 1999, the Company had a hearing before representatives of Nasdaq to determine whether the Company will be permitted to maintain its NMS listing. The outcome of the hearing is expected during June 1999.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


       Exhibit Number           Description of Exhibits
       --------------           -----------------------

           3.1 First Amended and Restated Certificate of Incorporation (filed as Exhibit 3.3 to the Company's registration statement on Form S-1 dated July 12, 1997 ("Form S-1") and incorporated by reference herein)

           3.2 First Amended and Restated Bylaws (filed as Exhibit 3.4 to Form S-1 and incorporated by reference herein)

           3.3 Amendment of Article V of First Amended and Restated Bylaws (filed as Exhibit 3.3 to the Company's June 30, 1998 Form 10-Q ("June 30, 1998 Form 10-Q") and
                         incorporated by reference herein)

           3.4 Repeal of Amendment of Article V of First Amended and Restated Bylaws (filed as Exhibit 3.4 to the Company's September 30, 1998 Form 10-Q ("September 30, 1998 Form 10-Q") and incorporated by reference herein)

           4.1 Specimen stock certificate (filed as Exhibit 4.1 to Form S-1 and incorporated by reference herein)

           4.2           Preferred Share Purchase Rights Plan (filed as Exhibit
                         4.2 to Form S-1 and incorporated by reference herein)

           4.3 First Amendment to Preferred Share Purchase Rights Agreement dated as of September 25, 1998, between Crescent Operating, Inc. and Bank Boston, N.A., as Rights Agent (filed as Exhibit 4.3 to September 30, 1998 Form 10-Q and incorporated by reference herein)

           4.4 Second Amendment to Preferred Share Purchase Rights Agreement dated as of March 4, 1999, between Crescent Operating, Inc. and Bank Boston, N.A., as Rights Agent (filed herewith)

           10.1 Amended Stock Incentive Plan (filed as Exhibit 10.1 to Form S-1 and incorporated by reference herein)

           10.2          Intercompany Agreement between Crescent Operating, Inc.
                         and Crescent Real Estate Equities Limited Partnership (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997 ("June 30, 1997 Form 10-Q") and incorporated herein by reference)

           10.3 Amended and Restated Operating Agreement of Charter Behavioral Health Systems, LLC (filed as Exhibit 10.3 to June 30, 1997 Form 10-Q and incorporated herein by reference.)

           10.5 Amended and Restated Credit and Security Agreement, dated as of May 30, 1997, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc., together with related Note (filed as Exhibit 10.5 to the Company's September 30, 1997 Form 10-Q ("September 30, 1997 Form 10-Q")and incorporated herein by reference)

           10.6 Line of Credit and Security Agreement, dated as of May 21, 1997, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc., together with related Line of Credit Note (filed as Exhibit 10.6 to September 30, 1997 Form 10-Q and incorporated by reference herein)

           10.7 Acquisition Agreement, dated as of February 10, 1997, between Crescent Real Estate Equities Limited Partnership and Carter-Crowley Properties, Inc. (filed as Exhibit 10.7 to Form S-1 and incorporated by reference herein)

           10.10 Security Agreement dated September 22, 1997 between COI Hotel Group, Inc., as debtor, and Crescent Real Estate Equities Limited Partnership, as lender, together with related $1 million promissory note (filed as Exhibit
                         10.10 to September 30, 1997 Form 10-Q and incorporated by reference herein)

           10.11 Security Agreement dated September 22, 1997 between COI Hotel Group, Inc., as debtor, and Crescent Real Estate Equities Limited Partnership, as lender, together with related $800,000 promissory note (filed as Exhibit
                         10.11 to September 30, 1997 Form 10-Q and incorporated by reference herein)

           10.12 Amended and Restated Asset Management dated August 31, 1997, to be effective July 31, 1997, between Wine Country Hotel, LLC and The Varma Group, Inc. (filed as
                         Exhibit 10.12 to September 30, 1997 Form 10-Q and incorporated by reference herein)

           10.13 Amended and Restated Asset Management Agreement dated August 31, 1997, to be effective July 31, 1997, between RoseStar Southwest, LLC and The Varma Group, Inc. (filed as Exhibit 10.13 to September 30, 1997 Form 10-Q and incorporated by reference herein)

           10.14 Amended and Restated Asset Management Agreement dated August 31, 1997, to be effective July 31, 1997, between RoseStar Management LLC and The Varma Group, Inc. (filed as Exhibit 10.14 to September 30, 1997 Form 10-Q and incorporated by reference herein)

           10.15 Agreement for Financial Services dated July 1, 1997, between Crescent Real Estate Equities Company and Petroleum Financial, Inc. (filed as Exhibit 10.15 to September 30, 1997 Form 10-Q and incorporated by reference herein)

           10.16 Credit Agreement dated August 27, 1997, between Crescent Operating, Inc. and NationsBank of Texas, N.A. together with related $15.0 million promissory note (filed as Exhibit 10.16 to September 30, 1997 Form 10-Q and incorporated by reference herein)

           10.17 Support Agreement dated August 27, 1997, between Richard E. Rainwater, John Goff and Gerald Haddock in favor of Crescent Real Estate Equities Company and NationsBank of Texas, N.A. (filed as Exhibit 10.17 to September 30, 1997 Form 10-Q and incorporated by reference herein)

           10.18 1997 Crescent Operating, Inc. Management Stock Incentive Plan (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 ("December 31, 1997 Form 10-K") and incorporated by reference herein)

           10.19 Memorandum of Agreement executed November 16, 1997, among Charter Behavioral Health Systems, LLC, Charter Behavioral Health Systems, Inc. and Crescent Operating, Inc. (filed as Exhibit 10.19 to December 31, 1997 Form 10-K and incorporated by reference herein)

           10.20 Purchase Agreement dated August 31, 1997, by and among Crescent Operating, Inc., RoseStar Management LLC, Gerald W. Haddock, John C. Goff and Sanjay Varma (filed as Exhibit 10.20 to December 31, 1997 Form 10-K and incorporated by reference herein)

           10.21 Stock Purchase Agreement dated August 31, 1997, by and among Crescent Operating, Inc., Gerald W. Haddock, John
                         C. Goff and Sanjay Varma (filed as Exhibit 10.21 to December 31, 1997 Form 10-K and incorporated by reference herein)

           10.22 Amended and Restated Lease Agreement, dated June 30, 1995 between Crescent Real Estate Equities Limited Partnership and RoseStar Management LLC, relating to the Denver Marriott City Center (filed as Exhibit 10.17 to the Annual Report on Form 10-K of Crescent Real Estate Equities Company for the Fiscal Year Ended December 31, 1995 (the "1995 10-K") and incorporated herein by reference)

           10.23 Lease Agreement, dated December 19, 1995 between Crescent Real Estate Equities Limited Partnership and RoseStar Management LLC, relating to the Hyatt Regency Albuquerque (filed as Exhibit 10.16 to the 1995 10-K and incorporated herein by reference)

           10.24 Form of Amended and Restated Lease Agreement, dated January 1, 1996, among Crescent Real Estate Equities Limited Partnership, Mogul Management, LLC and RoseStar Management LLC, relating to the Hyatt Regency Beaver Creek (filed as Exhibit 10.12 to the 1995 10-K and incorporated herein by reference)

           10.25 Lease Agreement, dated July 26, 1996, between Canyon Ranch, Inc. and Canyon Ranch Leasing, L.L.C., assigned by Canyon Ranch, Inc. to Crescent Real Estate Equities Limited Partnership pursuant to the Assignment and Assumption Agreement of Master Lease, dated July 26, 1996 (filed as Exhibit 10.24 to the Quarterly Report on Form 10-Q/A of Crescent Real Estate Equities Company for the Quarter Ended June 30, 1997 (the "1997 10-Q") and incorporated herein by reference)

           10.26 Lease Agreement, dated November 18, 1996 between Crescent Real Estate Equities Limited Partnership and Wine Country Hotel, LLC (filed as Exhibit 10.25 to the Annual Report on Form 10-K of Crescent Real Estate Equities Company for the Fiscal Year Ended December 31, 1996 and incorporated herein by reference)

           10.27 Lease Agreement, dated December 11, 1996, between Canyon Ranch-Bellefontaine Associates, L.P. and Vintage Resorts, L.L.C., as assigned by Canyon Ranch-Bellefontaine Associates, L.P. to Crescent Real Estate Funding VI, L.P. pursuant to the Assignment and Assumption Agreement of Master Lease, dated December 11, 1996 (filed as Exhibit 10.26 to the 1997 10-Q and incorporated herein by reference)

           10.28 Master Lease Agreement, dated June 16, 1997, between Crescent Real Estate Funding VII, L.P. and Charter Behavioral Health Systems, LLC and its subsidiaries, relating to the Facilities (filed as Exhibit 10.27 to the 1997 10-Q and incorporated herein by reference)

           10.29         Form of Indemnification Agreement (filed as Exhibit
                         10.29 to December 31, 1997 Form 10-K and incorporated by reference herein)

           10.30 Purchase Agreement, dated as of September 29, 1997, between Crescent Operating, Inc. and Crescent Real Estate Equities Limited Partnership, relating to the purchase of Desert Mountain Development Corporation (filed as Exhibit 10.30 to December 31, 1997 Form 10-K and incorporated by reference herein)

           10.31 Lease Agreement dated December 19, 1997, between Crescent Real Estate Equities Limited Partnership, as Lessor, and Wine Country Hotel, as Lessee, for lease of Ventana Inn (filed as Exhibit 10.31 to the Company's March 31, 1998 Form 10-Q ("March 31, 1998 Form 10-Q")
                         and incorporated by reference herein)

           10.32 Lease Agreement dated September 22, 1997, between Crescent Real Estate Equities Limited Partnership, as lessor, and COI Hotel Group, Inc., as lessee, for lease of Four Seasons Hotel, Houston (filed as Exhibit 10.32 to March 31, 1998 Form 10-Q and incorporated by reference herein)

           10.33 Asset Purchase Agreement dated December 19, 1997, among Crescent Operating, Inc. Preco Machinery Sales, Inc., and certain individual Preco shareholders (filed as Exhibit 10.33 to March 31, 1998 Form 10-Q and incorporated by reference herein)

           10.34 Asset Purchase Agreement dated April 30, 1998, among Crescent Operating, Inc., Central Texas Equipment Company, and certain individual Central Texas shareholders (filed as Exhibit 10.34 to March 31, 1998 Form 10-Q and incorporated by reference herein)

           10.35 Credit Agreement dated August 29, 1997 between Crescent Real Estate Equities Limited Partnership, as lender, and Desert Mountain Properties Limited Partnership, as borrower, together with related Senior Note, Junior Note and deed of trust (filed as Exhibit 10.35 to March 31, 1998 Form 10-Q and incorporated by reference herein)

           10.36 Buy-Out Agreement dated April 24, 1998, between Crescent Operating, Inc. and Crescent Real Estate Equities Limited Partnership (filed as Exhibit 10.36 to March 31, 1998 Form 10-Q and incorporated by reference herein)

           10.37 Stock Acquisition Agreement and Plan of Merger dated June 4, 1998, among Machinery, Inc., Oklahoma Machinery, Inc., Crescent Machinery Company,
                         Crescent Operating, Inc. and certain individual Machinery shareholders (filed as Exhibit 10.37 to June 30, 1998 Form 10-Q and incorporated by reference herein)

           10.38 Master Revolving Line of Credit Loan Agreement (Borrowing Base and Warehouse) dated May 14, 1998, between Desert Mountain Properties Limited Partnership and National Bank of Arizona (filed as Exhibit 10.38 to June 30, 1998 Form 10-Q and incorporated by reference herein)

           10.39         1997 Management Stock Incentive Plan (filed as Exhibit
                         10.39 to June 30, 1998 Form 10-Q and incorporated by reference herein)

           10.40 Credit and Security Agreement, dated as of September 21, 1998, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc., together with related Note (filed as Exhibit 10.40 to September 30, 1998 Form 10-Q and incorporated by reference herein)

           10.41 First Amendment to Amended and Restated Pledge Agreement, dated as of September 21, 1998, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed as Exhibit 10.41 to September 30, 1998 Form 10-Q and incorporated by reference herein)

           10.42 First Amendment to Line of Credit and Security Agreement, dated as of August 11, 1998, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc., together with related Note (filed as Exhibit 10.42 to September 30, 1998 Form 10-Q and incorporated by reference herein)

           10.43 First Amendment to Amended and Restated Credit and Security Agreement, dated as of August 11, 1998, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed as
                         Exhibit 10.43 to September 30, 1998 Form 10-Q and incorporated by reference herein)

           10.44 Second Amendment to Amended and Restated Credit and Security Agreement, dated as of September 21, 1998, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed as
                         Exhibit 10.44 to September 30, 1998 Form 10-Q and incorporated by reference herein)

           10.45 Second Amendment to Line of Credit and Security Agreement, dated as of September 21, 1998, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed as Exhibit 10.45 to September 30, 1998 Form 10-Q and incorporated by reference herein)

           10.46         Agreement of Limited Partnership of COPI Colorado, L.P.
                         (filed as Exhibit 10.1 to that Schedule 13D Statement dated September 28, 1998, filed by COPI Colorado, L.P., Crescent Operating, Inc., Gerald W. Haddock, John C. Goff and Harry H. Frampton, III, and incorporated herein by reference)

           10.47 Contribution Agreement effective as of September 11, 1998, by and among Crescent Operating, Inc., Gerald W. Haddock, John C. Goff and Harry H. Frampton, III (filed as Exhibit 10.2 to that Schedule 13D Statement dated September 28, 1998, filed by COPI Colorado, L.P., Crescent Operating, Inc., Gerald W. Haddock, John C. Goff and Harry H. Frampton, III, and incorporated herein by reference)

           10.48 Agreement Regarding Schedules and Other Matters made as of September 11, 1998, by and among Crescent Operating, Inc., Gerald W. Haddock, John C. Goff and Harry H. Frampton, III (filed as Exhibit 10.3 to that Schedule 13D Statement dated September 28, 1998, filed by COPI Colorado, L.P., Crescent Operating Inc., Gerald W. Haddock, John C. Goff and Harry H. Frampton, III, and incorporated herein by reference)

           10.49 Stock Purchase Agreement dated as of August 7, 1998 by and among Western Traction Company, The Carlston Family Trust, Ronald D. Carlston and Crescent Operating, Inc. (filed as Exhibit 10.49 to September 30, 1998 Form 10-Q and incorporated by reference herein)

           10.50 Stock Purchase Agreement dated as of July 31, 1998 by and among Harvey Equipment Center, Inc., L and H Leasing Company, William J. Harvey, Roy E. Harvey, Jr., Betty J. Harvey and Crescent Operating, Inc. (filed as
                         Exhibit 10.50 to September 30, 1998 Form 10-Q and incorporated by reference herein)

           10.51 Credit Agreement dated as of July 28, 1998, between Crescent Real Estate Equities Limited Partnership and CRL Investments, Inc., together with the related Note (filed as Exhibit 10.51 to September 30, 1998 Form 10-Q and incorporated by reference herein)

           10.52 Security Agreement dated as of July 28, 1998, between Crescent Real Estate Equities Limited Partnership and CRL Investments, Inc. (filed as Exhibit 10.52 to September 30, 1998 Form 10-Q and incorporated by reference herein)

           10.53 First Amendment to Credit Agreement effective as of August 27, 1998, among Crescent Operating, Inc., NationsBank, N. A., and the Support Parties identified therein (filed as Exhibit 10.53 to September 30, 1998 Form 10-Q and incorporated by reference herein)

           10.54 Lease Agreement dated as of October 13, 1998, between Crescent Real Estate Equities Limited Partnership and Wine Country Golf Club, Inc., relating to Sonoma Golf Club (filed as Exhibit 10.54 to September 30, 1998 Form 10-Q and incorporated by reference herein)

           10.55 First Amendment to Lease Agreement effective December 31, 1998, between Canyon Ranch Leasing, L.L.C., and Crescent Real Estate Equities Limited Partnership, relating to Canyon Ranch - Tucson (filed as Exhibit
                         10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 ("December 31, 1998 Form 10-K") and incorporated by reference herein)

           10.56 First Amendment to Lease Agreement effective April 1, 1996; Second Amendment to Lease Agreement effective November 22, 1996; Third Amendment to Lease Agreement effective August 12, 1998; and Fourth Amendment to Lease Agreement effective December 31, 1998 between RoseStar Southwest, LLC, and Crescent Real Estate Funding II L.P., relating to Hyatt Regency Albuquerque (filed as Exhibit 10.56 to December 31, 1998 Form 10-K and incorporated by reference herein)

           10.57 First Amendment to Lease Agreement effective December 31, 1998, between Wine Country Hotel, LLC, and Crescent Real Estate Equities Limited Partnership, relating to Sonoma Mission Inn & Spa (filed as Exhibit 10.57 to December 31, 1998 Form 10-K and incorporated by reference herein)

           10.58 First Amendment to Amended and Restated Lease Agreement effective December 31, 1998, between RoseStar Management, LLC, and Crescent Real Estate Equities Limited Partnership, relating to Marriott City Center, Denver (filed as Exhibit 10.58 to December 31, 1998 Form 10-K and incorporated by reference herein)

           10.59 First Amendment to Lease Agreement effective December 31, 1998, between Wine Country Hotel, LLC, and Crescent Real Estate Equities Limited Partnership, relating to Ventana Inn (filed as Exhibit 10.59 to December 31, 1998 Form 10-K and incorporated by reference herein)

           10.60 First Amendment to Amended and Restated Lease Agreement effective April 1, 1996 and Second Amendment to Amended and Restated Lease Agreement effective December 31, 1998, between RoseStar Southwest, LLC, and Crescent Real Estate Funding II, L.P., relating to Hyatt Regency Beaver Creek (filed as Exhibit 10.60 to December 31, 1998 Form 10-K and incorporated by reference herein)

           10.61 First Amendment to Lease Agreement effective December 31, 1998, between COI Hotel Group, Inc. and Crescent Real Estate Equities Limited Partnership, relating to Four Seasons - Houston (filed as Exhibit 10.61 to December 31, 1998 Form 10-K and incorporated by reference herein)

           10.62 First Amendment to Lease Agreement effective December 31, 1998, between Wine Country Hotel, LLC and Crescent Real Estate Funding VI, L.P., relating to Canyon Ranch
                         - Lenox (filed herewith)

           10.63 Master Guaranty effective December 31, 1998, by Crescent Operating, Inc. for the benefit of Crescent Real Estate Equities Limited Partnership, Crescent Real Estate Funding II, L.P., and Crescent Real Estate Funding VI, L.P., relating to leases for Hyatt Regency Albuquerque, Hyatt Regency Beaver Creek, Canyon Ranch-Lenox, Sonoma Mission Inn & Spa, Canyon Ranch - Tucson, and Marriott City Center Denver (filed as
                         Exhibit 10.63 to December 31, 1998 Form 10-K and incorporated by reference herein)

           10.64 Guaranty of Lease effective December 19, 1997, by Crescent Operating, Inc. for the benefit of Crescent Real Estate Equities Limited Partnership, relating to Ventana Inn (filed as Exhibit 10.64 to December 31, 1998 Form 10-K and incorporated by reference herein)

           10.65 Amended and Restated Guaranty of Lease effective December 31, 1998, by Crescent Operating, Inc. for the benefit of Crescent Real Estate Equities Limited Partnership, relating to Four Seasons Hotel - Houston (filed as Exhibit 10.65 to December 31, 1998 Form 10-K and incorporated by reference herein)

           10.66 Amended and Restated Guaranty of Lease effective December 31, 1998, by Crescent Operating, Inc. for the benefit of Crescent Real Estate Equities Limited Partnership, relating to Sonoma Golf Club (filed as
                         Exhibit 10.66 to December 31, 1998 Form 10-K and incorporated by reference herein)

           10.67 Credit Agreement dated August 11, 1995, between Crescent Development Management Corp., as borrower, and Crescent Real Estate Equities Limited Partnership, as lender; First Amendment to Credit Agreement dated as of April 15, 1997; Second Amendment to Credit Agreement dated as of May 8, 1998; and related Note and Security Agreement (filed as Exhibit 10.67 to December 31, 1998 Form 10-K and incorporated by reference herein)

           10.68 Credit Agreement dated January 1, 1998, between Crescent Development Management Corp., as borrower, and Crescent Real Estate Equities Limited Partnership, as lender, and related Note and Security Agreement (filed as Exhibit 10.68 to December 31, 1998 Form 10-K and incorporated by reference herein)

           10.69 $3,100,000 Note dated February 29, 1996, made by Crescent Development Management Corp. payable to Crescent Real Estate Equities Limited Partnership (filed as Exhibit 10.69 to December 31, 1998 Form 10-K and incorporated by reference herein)

           10.70 Credit Agreement dated January 1, 1999, between Crescent Development Management Corp., as borrower, and Crescent Real Estate Equities Limited Partnership, as lender, and related Line of Credit Note and Security Agreement (filed herewith)

           10.71 Amended and Restated Credit Agreement dated January 1, 1999, between Crescent Development Management Corp., as borrower, and Crescent Real Estate Equities Limited Partnership, as lender, and related Line of Credit Note and Amended and Restated Security Agreement (filed herewith)

           10.72 Purchase Agreement dated March 12, 1999, between Crescent Operating, Inc. and Crescent Real Estate Equities Limited Partnership, relating to sale of interests in Crescent CS Holdings Corp., and Crescent CS Holdings II Corp., and related Put Agreement of same date (filed herewith)

           10.73 Second Amendment to Lease Agreement effective April 1, 1999, between Wine Country Hotel, LLC, and Crescent Real Estate Funding VI, L.P., relating to Canyon Ranch-Lenox (filed herewith)

           10.74 Master Revolving Line of Credit Loan Agreement (Borrowing Base and Warehouse) dated May 14, 1998, between Desert Mountain Properties Limited Partnership, as borrower, and National Bank of Arizona, as lender; Modification Agreement dated December 30, 1998; second Modification Agreement dated March 31, 1999; and related Promissory Note (Borrowing Base), Promissory Note (Warehouse), Pledge Agreement, Deed of Trust, and Amendment to Deed of Trust (filed herewith)

           27            Financial Data Schedule

(b)      Reports on Form 8-K

        Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of May, 1999.

                        CRESCENT OPERATING, INC.
                        (Registrant)


                                By  /s/ Gerald W. Haddock
                                  ----------------------------------------------
                                    Gerald W. Haddock, President and Chief
                                    Executive Officer and Director (Principal
                                    Executive Officer)


                                By  /s/ Richard P. Knight
                                  ----------------------------------------------
                                    Richard P. Knight, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

         EXHIBIT
         NUMBER                             DESCRIPTION
         -------                            -----------
           3.1           First Amended and Restated Certificate of Incorporation
                         (filed as Exhibit 3.3 to the Company's registration
                         statement on Form S-1 dated July 12, 1997 ("Form S-1")
                         and incorporated by reference herein)

           3.2 First Amended and Restated Bylaws (filed as Exhibit 3.4 to Form S-1 and incorporated by reference herein)

           3.3           Amendment of Article V of First Amended and Restated
                         Bylaws (filed as Exhibit 3.3 to the Company's June 30,
                         1998 Form 10-Q ("June 30, 1998 Form 10-Q") and
                         incorporated by reference herein)

           3.4           Repeal of Amendment of Article V of First Amended and
                         Restated Bylaws (filed as Exhibit 3.4 to the Company's
                         September 30, 1998 Form 10-Q ("September 30, 1998 Form
                         10-Q") and incorporated by reference herein)

           4.1           Specimen stock certificate (filed as Exhibit 4.1 to
                         Form S-1 and incorporated by reference herein)

           4.2           Preferred Share Purchase Rights Plan (filed as Exhibit
                         4.2 to Form S-1 and incorporated by reference herein)

           4.3           First Amendment to Preferred Share Purchase Rights
                         Agreement dated as of September 25, 1998, between Crescent Operating, Inc. and Bank Boston, N.A., as
                         Rights Agent (filed as Exhibit 4.3 to September 30,
                         1998 Form 10-Q and incorporated by reference herein)

           4.4           Second Amendment to Preferred Share Purchase Rights
                         Agreement dated as of March 4, 1999, between Crescent
                         Operating, Inc. and Bank Boston, N.A., as Rights Agent
                         (filed herewith)

           10.1          Amended Stock Incentive Plan (filed as Exhibit 10.1 to
                         Form S-1 and incorporated by reference herein)

           10.2          Intercompany Agreement between Crescent Operating, Inc.
                         and Crescent Real Estate Equities Limited Partnership
                         (filed as Exhibit 10.2 to the Company's Quarterly
                         Report on Form 10-Q for the Quarter Ended June 30, 1997
                         ("June 30, 1997 Form 10-Q") and incorporated herein by reference)

           10.3          Amended and Restated Operating Agreement of Charter
                         Behavioral Health Systems, LLC (filed as Exhibit 10.3 to June 30, 1997 Form 10-Q and incorporated herein by reference.)

           10.5 Amended and Restated Credit and Security Agreement, dated as of May 30, 1997, between Crescent Real Estate
                         Equities Limited Partnership and Crescent Operating,
                         Inc., together with related Note (filed as Exhibit 10.5 to the Company's September 30, 1997 Form 10-Q
                         ("September 30, 1997 Form 10-Q")and incorporated herein by reference)

           10.6          Line of Credit and Security Agreement, dated as of May
                         21, 1997, between Crescent Real Estate Equities Limited
                         Partnership and Crescent Operating, Inc., together with related Line of Credit Note (filed as Exhibit 10.6 to
                         September 30, 1997 Form 10-Q and incorporated by reference herein)

           10.7 Acquisition Agreement, dated as of February 10, 1997, between Crescent Real Estate Equities Limited
                         Partnership and Carter-Crowley Properties, Inc. (filed as Exhibit 10.7 to Form S-1 and incorporated by reference herein)

           10.10         Security Agreement dated September 22, 1997 between COI
                         Hotel Group, Inc., as debtor, and Crescent Real Estate
                         Equities Limited Partnership, as lender, together with related $1 million promissory note (filed as Exhibit
                         10.10 to September 30, 1997 Form 10-Q and incorporated by reference herein)

           10.11         Security Agreement dated September 22, 1997 between COI
                         Hotel Group, Inc., as debtor, and Crescent Real Estate
                         Equities Limited Partnership, as lender, together with related $800,000 promissory note (filed as Exhibit
                         10.11 to September 30, 1997 Form 10-Q and incorporated by reference herein)

           10.12         Amended and Restated Asset Management dated August 31,
                         1997, to be effective July 31, 1997, between Wine
                         Country Hotel, LLC and The Varma Group, Inc. (filed as
                         Exhibit 10.12 to September 30, 1997 Form 10-Q and incorporated by reference herein)

           10.13         Amended and Restated Asset Management Agreement dated
                         August 31, 1997, to be effective July 31, 1997, between
                         RoseStar Southwest, LLC and The Varma Group, Inc.
                         (filed as Exhibit 10.13 to September 30, 1997 Form 10-Q and incorporated by reference herein)

           10.14         Amended and Restated Asset Management Agreement dated
                         August 31, 1997, to be effective July 31, 1997, between
                         RoseStar Management LLC and The Varma Group, Inc.
                         (filed as Exhibit 10.14 to September 30, 1997 Form 10-Q and incorporated by reference herein)

           10.15 Agreement for Financial Services dated July 1, 1997, between Crescent Real Estate Equities Company and
                         Petroleum Financial, Inc. (filed as Exhibit 10.15 to
                         September 30, 1997 Form 10-Q and incorporated by reference herein)

           10.16         Credit Agreement dated August 27, 1997, between
                         Crescent Operating, Inc. and NationsBank of Texas, N.A.
                         together with related $15.0 million promissory note
                         (filed as Exhibit 10.16 to September 30, 1997 Form 10-Q and incorporated by reference herein)

           10.17         Support Agreement dated August 27, 1997, between
                         Richard E. Rainwater, John Goff and Gerald Haddock in favor of Crescent Real Estate Equities Company and
                         NationsBank of Texas, N.A. (filed as Exhibit 10.17 to
                         September 30, 1997 Form 10-Q and incorporated by reference herein)

           10.18         1997 Crescent Operating, Inc. Management Stock
                         Incentive Plan (filed as Exhibit 10.18 to the Company's
                         Annual Report on Form 10-K for the year ended December
                         31, 1997 ("December 31, 1997 Form 10-K") and
                         incorporated by reference herein)

           10.19 Memorandum of Agreement executed November 16, 1997, among Charter Behavioral Health Systems, LLC, Charter
                         Behavioral Health Systems, Inc. and Crescent Operating,
                         Inc. (filed as Exhibit 10.19 to December 31, 1997 Form
                         10-K and incorporated by reference herein)

           10.20         Purchase Agreement dated August 31, 1997, by and among
                         Crescent Operating, Inc., RoseStar Management LLC,
                         Gerald W. Haddock, John C. Goff and Sanjay Varma (filed as Exhibit 10.20 to December 31, 1997 Form 10-K and incorporated by reference herein)

           10.21 Stock Purchase Agreement dated August 31, 1997, by and among Crescent Operating, Inc., Gerald W. Haddock, John
                         C. Goff and Sanjay Varma (filed as Exhibit 10.21 to
                         December 31, 1997 Form 10-K and incorporated by reference herein)

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

           10.28         Master Lease Agreement, dated June 16, 1997, between
                         Crescent Real Estate Funding VII, L.P. and Charter
                         Behavioral Health Systems, LLC and its subsidiaries, relating to the Facilities (filed as Exhibit 10.27 to the 1997 10-Q and incorporated herein by reference)

           10.29         Form of Indemnification Agreement (filed as Exhibit
                         10.29 to December 31, 1997 Form 10-K and incorporated by reference herein)

           10.30 Purchase Agreement, dated as of September 29, 1997, between Crescent Operating, Inc. and Crescent Real
                         Estate Equities Limited Partnership, relating to the purchase of Desert Mountain Development Corporation
                         (filed as Exhibit 10.30 to December 31, 1997 Form 10-K and incorporated by reference herein)

           10.31         Lease Agreement dated December 19, 1997, between
                         Crescent Real Estate Equities Limited Partnership, as
                         Lessor, and Wine Country Hotel, as Lessee, for lease of Ventana Inn (filed as Exhibit 10.31 to the Company's
                         March 31, 1998 Form 10-Q ("March 31, 1998 Form 10-Q")
                         and incorporated by reference herein)

           10.32         Lease Agreement dated September 22, 1997, between
                         Crescent Real Estate Equities Limited Partnership, as lessor, and COI Hotel Group, Inc., as lessee, for lease of Four Seasons Hotel, Houston (filed as Exhibit 10.32 to March 31, 1998 Form 10-Q and incorporated by reference herein)

           10.33         Asset Purchase Agreement dated December 19, 1997, among
                         Crescent Operating, Inc. Preco Machinery Sales, Inc., and certain individual Preco shareholders (filed as Exhibit 10.33 to March 31, 1998 Form 10-Q and incorporated by reference herein)

           10.34         Asset Purchase Agreement dated April 30, 1998, among
                         Crescent Operating, Inc., Central Texas Equipment
                         Company, and certain individual Central Texas shareholders (filed as Exhibit 10.34 to March 31, 1998
                         Form 10-Q and incorporated by reference herein)

           10.35         Credit Agreement dated August 29, 1997 between Crescent
                         Real Estate Equities Limited Partnership, as lender, and Desert Mountain Properties Limited Partnership, as borrower, together with related Senior Note, Junior
                         Note and deed of trust (filed as Exhibit 10.35 to March
                         31, 1998 Form 10-Q and incorporated by reference herein)

           10.36         Buy-Out Agreement dated April 24, 1998, between
                         Crescent Operating, Inc. and Crescent Real Estate
                         Equities Limited Partnership (filed as Exhibit 10.36 to
                         March 31, 1998 Form 10-Q and incorporated by reference herein)

           10.37         Stock Acquisition Agreement and Plan of Merger dated
                         June 4, 1998, among Machinery, Inc., Oklahoma
                         Machinery, Inc., Crescent Machinery Company,
                         Crescent Operating, Inc. and certain individual
                         Machinery shareholders (filed as Exhibit 10.37 to June
                         30, 1998 Form 10-Q and incorporated by reference herein)

           10.38         Master Revolving Line of Credit Loan Agreement
                         (Borrowing Base and Warehouse) dated May 14, 1998, between Desert Mountain Properties Limited Partnership and National Bank of Arizona (filed as Exhibit 10.38 to
                         June 30, 1998 Form 10-Q and incorporated by reference herein)

           10.39         1997 Management Stock Incentive Plan (filed as Exhibit
                         10.39 to June 30, 1998 Form 10-Q and incorporated by reference herein)

           10.40         Credit and Security Agreement, dated as of September
                         21, 1998, between Crescent Real Estate Equities Limited
                         Partnership and Crescent Operating, Inc., together with related Note (filed as Exhibit 10.40 to September 30,
                         1998 Form 10-Q and incorporated by reference herein)

           10.41         First Amendment to Amended and Restated Pledge
                         Agreement, dated as of September 21, 1998, between Crescent Real Estate Equities Limited Partnership and
                         Crescent Operating, Inc. (filed as Exhibit 10.41 to
                         September 30, 1998 Form 10-Q and incorporated by reference herein)

           10.42         First Amendment to Line of Credit and Security
                         Agreement, dated as of August 11, 1998, between Crescent Real Estate Equities Limited Partnership and
                         Crescent Operating, Inc., together with related Note
                         (filed as Exhibit 10.42 to September 30, 1998 Form 10-Q and incorporated by reference herein)

           10.43         First Amendment to Amended and Restated Credit and
                         Security Agreement, dated as of August 11, 1998, between Crescent Real Estate Equities Limited
                         Partnership and Crescent Operating, Inc. (filed as
                         Exhibit 10.43 to September 30, 1998 Form 10-Q and incorporated by reference herein)

           10.44         Second Amendment to Amended and Restated Credit and
                         Security Agreement, dated as of September 21, 1998, between Crescent Real Estate Equities Limited
                         Partnership and Crescent Operating, Inc. (filed as
                         Exhibit 10.44 to September 30, 1998 Form 10-Q and incorporated by reference herein)

           10.45         Second Amendment to Line of Credit and Security
                         Agreement, dated as of September 21, 1998, between Crescent Real Estate Equities Limited Partnership and
                         Crescent Operating, Inc. (filed as Exhibit 10.45 to
                         September 30, 1998 Form 10-Q and incorporated by reference herein)

           10.46         Agreement of Limited Partnership of COPI Colorado, L.P.
                         (filed as Exhibit 10.1 to that Schedule 13D Statement dated September 28, 1998, filed by COPI Colorado, L.P.,
                         Crescent Operating, Inc., Gerald W. Haddock, John C.
                         Goff and Harry H. Frampton, III, and incorporated herein by reference)

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

           10.48 Agreement Regarding Schedules and Other Matters made as of September 11, 1998, by and among Crescent Operating,
                         Inc., Gerald W. Haddock, John C. Goff and Harry H.
                         Frampton, III (filed as Exhibit 10.3 to that Schedule
                         13D Statement dated September 28, 1998, filed by COPI
                         Colorado, L.P., Crescent Operating Inc., Gerald W.
                         Haddock, John C. Goff and Harry H. Frampton, III, and incorporated herein by reference)

           10.49 Stock Purchase Agreement dated as of August 7, 1998 by and among Western Traction Company, The Carlston Family
                         Trust, Ronald D. Carlston and Crescent Operating, Inc.
                         (filed as Exhibit 10.49 to September 30, 1998 Form 10-Q and incorporated by reference herein)

           10.50 Stock Purchase Agreement dated as of July 31, 1998 by and among Harvey Equipment Center, Inc., L and H
                         Leasing Company, William J. Harvey, Roy E. Harvey, Jr.,
                         Betty J. Harvey and Crescent Operating, Inc. (filed as
                         Exhibit 10.50 to September 30, 1998 Form 10-Q and incorporated by reference herein)

           10.51         Credit Agreement dated as of July 28, 1998, between
                         Crescent Real Estate Equities Limited Partnership and
                         CRL Investments, Inc., together with the related Note
                         (filed as Exhibit 10.51 to September 30, 1998 Form 10-Q and incorporated by reference herein)

           10.52         Security Agreement dated as of July 28, 1998, between
                         Crescent Real Estate Equities Limited Partnership and
                         CRL Investments, Inc. (filed as Exhibit 10.52 to
                         September 30, 1998 Form 10-Q and incorporated by reference herein)

           10.53         First Amendment to Credit Agreement effective as of
                         August 27, 1998, among Crescent Operating, Inc.,
                         NationsBank, N. A., and the Support Parties identified therein (filed as Exhibit 10.53 to September 30, 1998
                         Form 10-Q and incorporated by reference herein)

           10.54         Lease Agreement dated as of October 13, 1998, between
                         Crescent Real Estate Equities Limited Partnership and
                         Wine Country Golf Club, Inc., relating to Sonoma Golf
                         Club (filed as Exhibit 10.54 to September 30, 1998 Form
                         10-Q and incorporated by reference herein)

           10.55         First Amendment to Lease Agreement effective December
                         31, 1998, between Canyon Ranch Leasing, L.L.C., and
                         Crescent Real Estate Equities Limited Partnership, relating to Canyon Ranch - Tucson (filed as Exhibit
                         10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 ("December 31, 1998
                         Form 10-K") and incorporated by reference herein)

           10.56         First Amendment to Lease Agreement effective April 1,
                         1996; Second Amendment to Lease Agreement effective
                         November 22, 1996; Third Amendment to Lease Agreement effective August 12, 1998; and Fourth Amendment to
                         Lease Agreement effective December 31, 1998 between
                         RoseStar Southwest, LLC, and Crescent Real Estate
                         Funding II L.P., relating to Hyatt Regency Albuquerque
                         (filed as Exhibit 10.56 to December 31, 1998 Form 10-K and incorporated by reference herein)

           10.57         First Amendment to Lease Agreement effective December
                         31, 1998, between Wine Country Hotel, LLC, and Crescent
                         Real Estate Equities Limited Partnership, relating to
                         Sonoma Mission Inn & Spa (filed as Exhibit 10.57 to
                         December 31, 1998 Form 10-K and incorporated by reference herein)

           10.58 First Amendment to Amended and Restated Lease Agreement effective December 31, 1998, between RoseStar
                         Management, LLC, and Crescent Real Estate Equities
                         Limited Partnership, relating to Marriott City Center,
                         Denver (filed as Exhibit 10.58 to December 31, 1998
                         Form 10-K and incorporated by reference herein)

           10.59         First Amendment to Lease Agreement effective December
                         31, 1998, between Wine Country Hotel, LLC, and Crescent
                         Real Estate Equities Limited Partnership, relating to
                         Ventana Inn (filed as Exhibit 10.59 to December 31,
                         1998 Form 10-K and incorporated by reference herein)

           10.60 First Amendment to Amended and Restated Lease Agreement effective April 1, 1996 and Second Amendment to Amended and Restated Lease Agreement effective December 31,
                         1998, between RoseStar Southwest, LLC, and Crescent
                         Real Estate Funding II, L.P., relating to Hyatt Regency
                         Beaver Creek (filed as Exhibit 10.60 to December 31,
                         1998 Form 10-K and incorporated by reference herein)

           10.61         First Amendment to Lease Agreement effective December
                         31, 1998, between COI Hotel Group, Inc. and Crescent
                         Real Estate Equities Limited Partnership, relating to
                         Four Seasons - Houston (filed as Exhibit 10.61 to
                         December 31, 1998 Form 10-K and incorporated by reference herein)

           10.62         First Amendment to Lease Agreement effective December
                         31, 1998, between Wine Country Hotel, LLC and Crescent
                         Real Estate Funding VI, L.P., relating to Canyon Ranch
                         - Lenox (filed herewith)

           10.63         Master Guaranty effective December 31, 1998, by
                         Crescent Operating, Inc. for the benefit of Crescent
                         Real Estate Equities Limited Partnership, Crescent Real
                         Estate Funding II, L.P., and Crescent Real Estate
                         Funding VI, L.P., relating to leases for Hyatt Regency
                         Albuquerque, Hyatt Regency Beaver Creek, Canyon
                         Ranch-Lenox, Sonoma Mission Inn & Spa, Canyon Ranch -
                         Tucson, and Marriott City Center Denver (filed as
                         Exhibit 10.63 to December 31, 1998 Form 10-K and incorporated by reference herein)

           10.64         Guaranty of Lease effective December 19, 1997, by
                         Crescent Operating, Inc. for the benefit of Crescent
                         Real Estate Equities Limited Partnership, relating to
                         Ventana Inn (filed as Exhibit 10.64 to December 31,
                         1998 Form 10-K and incorporated by reference herein)

           10.65         Amended and Restated Guaranty of Lease effective
                         December 31, 1998, by Crescent Operating, Inc. for the benefit of Crescent Real Estate Equities Limited
                         Partnership, relating to Four Seasons Hotel - Houston
                         (filed as Exhibit 10.65 to December 31, 1998 Form 10-K and incorporated by reference herein)

           10.66         Amended and Restated Guaranty of Lease effective
                         December 31, 1998, by Crescent Operating, Inc. for the benefit of Crescent Real Estate Equities Limited
                         Partnership, relating to Sonoma Golf Club (filed as
                         Exhibit 10.66 to December 31, 1998 Form 10-K and incorporated by reference herein)

           10.67         Credit Agreement dated August 11, 1995, between
                         Crescent Development Management Corp., as borrower, and
                         Crescent Real Estate Equities Limited Partnership, as lender; First Amendment to Credit Agreement dated as of April 15, 1997; Second Amendment to Credit Agreement dated as of May 8, 1998; and related Note and Security
                         Agreement (filed as Exhibit 10.67 to December 31, 1998
                         Form 10-K and incorporated by reference herein)

           10.68         Credit Agreement dated January 1, 1998, between
                         Crescent Development Management Corp., as borrower, and
                         Crescent Real Estate Equities Limited Partnership, as lender, and related Note and Security Agreement (filed as Exhibit 10.68 to December 31, 1998 Form 10-K and incorporated by reference herein)

           10.69         $3,100,000 Note dated February 29, 1996, made by
                         Crescent Development Management Corp. payable to
                         Crescent Real Estate Equities Limited Partnership
                         (filed as Exhibit 10.69 to December 31, 1998 Form 10-K and incorporated by reference herein)

           10.70         Credit Agreement dated January 1, 1999, between
                         Crescent Development Management Corp., as borrower, and
                         Crescent Real Estate Equities Limited Partnership, as lender, and related Line of Credit Note and Security
                         Agreement (filed herewith)

           10.71         Amended and Restated Credit Agreement dated January 1,
                         1999, between Crescent Development Management Corp., as borrower, and Crescent Real Estate Equities Limited
                         Partnership, as lender, and related Line of Credit Note and Amended and Restated Security Agreement (filed herewith)

           10.72         Purchase Agreement dated March 12, 1999, between
                         Crescent Operating, Inc. and Crescent Real Estate
                         Equities Limited Partnership, relating to sale of interests in Crescent CS Holdings Corp., and Crescent
                         CS Holdings II Corp., and related Put Agreement of same date (filed herewith)

           10.73         Second Amendment to Lease Agreement effective April 1,
                         1999, between Wine Country Hotel, LLC, and Crescent
                         Real Estate Funding VI, L.P., relating to Canyon
                         Ranch-Lenox (filed herewith)

           10.74         Master Revolving Line of Credit Loan Agreement
                         (Borrowing Base and Warehouse) dated May 14, 1998, between Desert Mountain Properties Limited Partnership, as borrower, and National Bank of Arizona, as lender;
                         Modification Agreement dated December 30, 1998; second
                         Modification Agreement dated March 31, 1999; and related Promissory Note (Borrowing Base), Promissory
                         Note (Warehouse), Pledge Agreement, Deed of Trust, and
                         Amendment to Deed of Trust (filed herewith)

           27            Financial Data Schedule