Form 10-Q
period 1999-06-30
CRESCENT OPERATING INC
filed 1999-08-16
CIK 1035426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

         For the quarterly period ended June 30, 1999

                                       OR

[ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities EXCHANGE ACT OF 1934


                         Commission file number 0-22725


                            CRESCENT OPERATING, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                            75-2701931
                  --------                            ----------
       (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)

       306 West 7th Street, Suite 1000
              Fort Worth, Texas                           76102
       -------------------------------                    -----
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

                                 YES [X] NO [ ]


Number of shares of Common Stock, $.01 par value, outstanding as of August 16, 1999: 10,312,733

                            CRESCENT OPERATING, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                                                               Page
                                                                                                               ----
Item 1.      Financial Statements:

             Consolidated Balance Sheets..........................................................................3

             Consolidated Statements of Income....................................................................4

             Consolidated Statement of Changes in Shareholders' Equity (Deficit)..................................6

             Consolidated Statements of Cash Flows................................................................7

             Notes To Consolidated Financial Statements (Unaudited)...............................................8

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations...............16

Item 3.      Quantitative and Qualitative Disclosures About Market Risk..........................................29

                                            PART II - OTHER INFORMATION

Item 1.      Legal Proceedings...................................................................................29

Item 2.      Change in Securities and Use of Proceeds............................................................29

Item 3.      Defaults Upon Senior Securities.....................................................................29

Item 4.      Submission of Matters to a Vote of Security Holders.................................................29

Item 5.      Other Information...................................................................................30

Item 6.      Exhibits and Reports on Form 8-K....................................................................30

                            CRESCENT OPERATING, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                  June 30, 1999    December 31, 1998
                                                                  -------------    -----------------
                                                                   (unaudited)         (audited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $  41,795          $  42,810
  Accounts receivable, net                                             44,695             35,544
  Inventories                                                          38,666             34,203
  Real estate                                                         118,411            109,301
  Prepaid expenses and other current assets                             8,688              7,508
                                                                    ---------          ---------
     Total current assets                                             252,255            229,366
                                                                    ---------          ---------

PROPERTY AND EQUIPMENT, NET                                           171,767            162,181
                                                                    ---------          ---------

INVESTMENTS                                                            98,340            367,105
                                                                    ---------          ---------

OTHER ASSETS
  Real estate                                                          98,933             68,809
  Intangible assets, net                                               76,997             82,513
  Other assets                                                         39,865             27,359
                                                                    ---------          ---------
     Total other assets                                               215,795            178,681
                                                                    ---------          ---------

TOTAL ASSETS                                                        $ 738,157          $ 937,333
                                                                    =========          =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                             $  60,646          $  64,749
  Accounts payable - CEI                                                8,326              7,731
  Current portion of long-term debt - CEI                               5,765              7,668
  Current portion of long-term debt                                    91,103             84,539
  Deferred revenue                                                     52,466             46,998
                                                                    ---------          ---------
     Total current liabilities                                        218,306            211,685

LONG-TERM DEBT - CEI, NET OF CURRENT PORTION                          238,205            220,944

LONG-TERM DEBT, NET OF CURRENT PORTION                                 73,248             57,988

OTHER LIABILITIES                                                      46,713             34,578
                                                                    ---------          ---------

     Total liabilities                                                576,472            525,195
                                                                    ---------          ---------

MINORITY INTERESTS                                                    173,454            428,206
                                                                    ---------          ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 10,000 shares authorized,
      no shares issued or outstanding                                    --                 --
Common stock, $0.01 par value, 22,500 shares authorized,
      11,407 and  11,402 shares issued, respectively                      114                114
Additional paid-in capital                                             17,672             17,667
Deferred compensation on restricted shares                               (210)              (210)
Accumulated comprehensive income (loss)                                (7,592)            (9,763)
Retained deficit                                                      (17,456)           (21,024)
Treasury stock at cost, 1,101 and 700 shares, respectively             (4,297)            (2,852)
                                                                    ---------          ---------
     Total shareholders' equity (deficit)                             (11,769)           (16,068)
                                                                    ---------          ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                $ 738,157          $ 937,333
                                                                    =========          =========


        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
            (Amounts in thousands, except per share data, unaudited)

                                                       For the three     For the three
                                                        months ended      months ended
                                                       June 30, 1999      June 30, 1998
                                                       -------------     --------------
 REVENUES
   Equipment sales & leasing                             $  39,536          $  11,558
   Hospitality                                              55,478             53,103
   Land development                                         78,379             42,148
                                                         ---------          ---------

      Total revenues                                       173,393            106,809
                                                         ---------          ---------

OPERATING EXPENSES
   Equipment sales & leasing expenses                       36,948             10,840
   Hospitality expenses                                     42,726             39,063
   Hospitality properties rent - CEI                        13,267             12,191
   Land development expenses                                71,131             40,494
   Corporate general and administrative expenses               570                816
                                                         ---------          ---------

      Total operating expenses                             164,642            103,404
                                                         ---------          ---------

INCOME FROM OPERATIONS                                       8,751              3,405
                                                         ---------          ---------

INVESTMENT INCOME                                            3,834              8,606
                                                         ---------          ---------

OTHER (INCOME) EXPENSE
   Interest expense                                          7,029              3,426
   Interest income                                            (956)              (983)
   Other                                                       219                 24
                                                         ---------          ---------

      Total other (income) expense                           6,292              2,467
                                                         ---------          ---------

INCOME BEFORE MINORITY
   INTERESTS AND INCOME TAXES                                6,293              9,544

INCOME TAX PROVISION                                           972              4,198
                                                         ---------          ---------

INCOME BEFORE MINORITY INTERESTS                             5,321              5,346

MINORITY INTERESTS                                          (5,167)            (3,404)
                                                         ---------          ---------

NET INCOME                                               $     154          $   1,942
                                                         =========          =========

EARNINGS PER SHARE
   Basic                                                 $    0.01          $    0.17
                                                         =========          =========
   Diluted                                               $    0.01          $    0.16
                                                         =========          =========

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                    10,309             11,328
                                                         =========          =========
   Diluted                                                  10,926             12,133
                                                         =========          =========

        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
            (Amounts in thousands, except per share data, unaudited)

                                                        For the six        For the six
                                                       months ended       months ended
                                                       June 30, 1999      June 30, 1998
                                                       -------------      -------------
 REVENUES
   Equipment sales & leasing                             $  66,695          $  19,539
   Hospitality                                             118,510            111,368
   Land development                                        124,936             73,280
                                                         ---------          ---------

      Total revenues                                       310,141            204,187
                                                         ---------          ---------

OPERATING EXPENSES
   Equipment sales & leasing expenses                       63,598             18,451
   Hospitality expenses                                     89,722             80,412
   Hospitality properties rent - CEI                        26,793             24,516
   Land development expenses                               115,992             72,322
   Corporate general and administrative expenses               990              1,139
                                                         ---------          ---------

      Total operating expenses                             297,095            196,840
                                                         ---------          ---------

INCOME FROM OPERATIONS                                      13,046              7,347
                                                         ---------          ---------

INVESTMENT INCOME                                           13,841              6,650
                                                         ---------          ---------

OTHER (INCOME) EXPENSE
   Interest expense                                         13,214              7,251
   Interest income                                          (1,764)            (2,216)
   Other                                                       143                 38
                                                         ---------          ---------

      Total other (income) expense                          11,593              5,073
                                                         ---------          ---------

INCOME BEFORE MINORITY
    INTERESTS AND INCOME TAXES                              15,294              8,924

INCOME TAX PROVISION                                         1,344              4,269
                                                         ---------          ---------

INCOME BEFORE MINORITY INTERESTS                            13,950              4,655

MINORITY INTERESTS                                         (10,382)            (3,891)
                                                         ---------          ---------

NET INCOME                                               $   3,568          $     764
                                                         =========          =========

EARNINGS PER SHARE
   Basic                                                 $    0.34          $    0.07
                                                         =========          =========
   Diluted                                               $    0.32          $    0.06
                                                         =========          =========

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                    10,415             11,271
                                                         =========          =========
   Diluted                                                  11,015             12,081
                                                         =========          =========

        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                       (AMOUNTS IN THOUSANDS, UNAUDITED)

                                                                                   Deferred
                               Common stock     Treasury stock                   compensation   Accumulated
                              --------------   -----------------    Additional   on restricted  comprehensive   Retained
                              Shares  Amount   Shares   Amount  paid-in capital     shares      income (loss)   deficit      Total
                              ------  ------   ------  -------  ---------------  -------------  -------------   ---------  ---------

BALANCE at December 31, 1998  11,402  $  114     (700) $(2,852) $        17,667  $        (210) $      (9,763)  $(21,024)  $(16,068)
                                                                                                                           --------
Comprehensive income:

    Net income                    --      --       --       --               --             --             --      3,568      3,568

    Unrealized gain on
      Magellan warrants           --      --       --       --               --             --          2,171         --      2,171
                                                                                                                           --------

Comprehensive income                                                                                                          5,739

Stock options exercised            5      --       --       --                5             --             --         --          5

Purchase of treasury stock        --      --     (401)  (1,445)              --             --             --         --     (1,445)
                              ------  ------   ------  -------  ---------------  -------------  -------------   --------   --------

BALANCE at June 30, 1999      11,407   $ 114   (1,101) $(4,297) $        17,672  $        (210) $      (7,592)  $(17,456)  $(11,769)
                              ======  ======   ======  =======  ===============  =============  =============   ========   ========


        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Amounts in thousands, unaudited)

                                                                                    For the six        For the six
                                                                                    months ended       months ended
                                                                                   June 30, 1999      June 30, 1998
                                                                                   -------------      -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $   3,568         $     764
   Adjustments to reconcile net income
     to net cash (used in) provided by operating activities:
       Depreciation                                                                      9,605             6,288
       Amortization                                                                      7,043             2,878
       Provision for deferred income taxes                                              (8,017)            1,051
       Gain on sale of investments                                                      (1,809)               --
       Equity in income of unconsolidated subsidiaries                                 (12,032)           (6,650)
       Minority interests in net losses                                                 10,382             3,890
       Deferred compensation                                                                --                37
       Gain on sale of property and equipment                                           (2,857)             (199)
       Changes in assets and liabilities, net of effects from acquisitions:
           Accounts receivable                                                         (11,181)           (6,125)
           Inventories                                                                  (3,398)           (1,879)
           Prepaid expenses and current assets                                          (2,240)             (670)
           Real estate                                                                 (39,856)            5,483
           Other assets                                                                  1,074              (162)
           Accounts payable and accrued expenses                                        (5,544)           (6,681)
           Accounts payable - CEI                                                        4,558               280
           Deferred revenue, current and noncurrent                                     16,874            13,951
           Other liabilities                                                               881                --
                                                                                     ---------         ---------
                Net cash (used in) provided by operating activities                    (32,949)           12,256
                                                                                     ---------         ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business interests, net of cash acquired                              (15,534)           (6,842)
  Acquisition of business interests by minority interests                               (9,237)          (66,615)
  Purchases of property and equipment                                                  (32,949)          (14,177)
  Purchase of treasury stock                                                            (1,445)               --
  Proceeds from sale of investments                                                     21,273             4,510
  Proceeds from sale of property and equipment                                          17,016             1,391
  Net (issuance of) proceeds from sale and collection of notes receivable               (3,197)           21,155
  Net distributions from investments                                                     8,666             4,250
  Other                                                                                   (120)               --
                                                                                     ---------         ---------
                Net cash used in investing activities                                  (15,527)          (56,328)
                                                                                     ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of long-term debt                                                           148,434            12,464
  Payments on long-term debt                                                           (49,730)           (3,448)
  Proceeds of long-term debt - CEI                                                      35,342             1,992
  Payments on long-term debt - CEI                                                     (97,196)          (42,315)
  Capital contributions by minority interests                                           18,585            66,425
  Distributions to minority interests                                                   (6,754)           (7,632)
  Other                                                                                 (1,220)               20
                                                                                     ---------         ---------
                Net cash provided by financing activities                               47,461            27,506
                                                                                     ---------         ---------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                                      (1,015)          (16,566)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                                   42,810            43,401
                                                                                     ---------         ---------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                                      $  41,795         $  26,835
                                                                                     =========         =========


        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. ORGANIZATION AND BASIS OF PRESENTATION:

Crescent Operating, Inc. ("Crescent Operating" or "COPI") is a diversified management company that, through various subsidiaries and affiliates (collectively with Crescent Operating, the "Company"), currently operates in primarily four business segments: Equipment Sales and Leasing, Hospitality, Refrigerated Warehousing and Land Development. Through these segments, Crescent Operating does business throughout the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and related footnotes of the Company for the fiscal year ended December 31, 1998 included in the Company's Form 10-K. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated unaudited interim financial statements have been included and all significant intercompany balances and transactions have been eliminated. Certain prior period information has been reclassified to conform to current period presentation. Due to acquisitions and seasonal fluctuations, operating results for interim periods reflected are not necessarily indicative of the results that may be expected for a full fiscal year.

The financial results for Crescent Machinery Company ("Crescent Machinery"), Rosestar Management LLC ("Rosestar"), COI Hotel Group, Inc. ("COI Hotel"), WOCOI Investment Company ("WOCOI") and COPI Cold Storage, LLC ("COPI Cold Storage"), which are wholly-owned subsidiaries of Crescent Operating, are consolidated in the financial statements. The Company owns 5% of each of The Woodlands Land Company, Inc. ("LandCo"), Desert Mountain Development Corporation ("Desert Mountain Development") and CRL Investments, Inc. ("CRL"). The Company's 5% interests represent 100% of the voting stock of these entities, and therefore, these entities are also consolidated into Crescent Operating with 95% reported as "Minority Interests" in the financial statements. The Company owns 50% of COPI Colorado, L.P. ("COPI Colorado") which owns 10% of Crescent Development Management Corp. ("CDMC"). The 10% interest in CDMC represents 100% of the voting stock, and therefore, CDMC is consolidated into COPI Colorado and COPI Colorado is consolidated into Crescent Operating, resulting in 95% of CDMC also being reported as Minority Interests. The Company's investments in Corporate Arena Associates, Inc. ("Corporate Arena") and Hillwood/1642, Ltd. ("Hillwood") are shown at cost. The 50% interest in CBHS and the 1% interest in each of Crescent CS Holdings Corporation ("CS I") and Crescent CS Holdings II Corporation ("CS II") are reported on the equity method of accounting.

2. RECENT DEVELOPMENTS:

EQUIPMENT SALES AND LEASING

Effective July 1, 1999, Crescent Machinery acquired all of the stock of E. L. Lester and Company ("Lester"), a company engaged in equipment sales, leasing and servicing, located in Houston, Texas. The purchase price of approximately $18.2 million was comprised of $8.5 million cash, the issuance of notes payable by Crescent Operating in the amount of $6.0 million and the assumption of liabilities of $3.7 million. The transaction was treated as a purchase for accounting purposes, and accordingly, the results of operations will be included in the Company's consolidated financial statements from the date of acquisition.

Effective July 1, 1999, Crescent Machinery acquired all of the stock of Solveson Crane Rental, Inc. ("Solveson"), a company engaged in equipment sales, leasing and servicing, located in Tracy, California. The purchase price of approximately $6.4 million was comprised of $3.2 million cash and the assumption of liabilities of $3.2 million.

The transaction was treated as a purchase for accounting purposes, and accordingly, the results of operations will be included in the Company's consolidated financial statements from the date of acquisition.

HOSPITALITY

On July 23, 1999, CRL exercised its option to purchase an additional 10% economic interest in CR License LLC ("CR License") by paying $2.0 million, bringing CRL's total economic interest in CR License to 20%. CR License is the entity which owns the rights to the future use of the "Canyon Ranch" name. CRL has the opportunity over the next year to pay an additional $3.0 million to obtain an additional 10% interest in CR License.

On June 20, 1999, CR Las Vegas LLC opened the Canyon Ranch Spa Club located in the Venetian Hotel in Las Vegas, Nevada. Canyon Ranch Spa Club is the first project to expand the franchise value of the "Canyon Ranch" name. Through CRL and CR License, the Company has an effective 3% economic interest in the Canyon Ranch Spa Club.

Effective June 19, 1999, the Company entered into a lease with Crescent Real Estate Funding III, L.P. ("Funding III") for the 389-room Renaissance Hotel located in Houston, Texas. The lease is for a term of 10 years and provides for base rent and percentage rent. Under the lease, Funding III may terminate the lease, at its option, for a period of one year under certain conditions. The other terms of the lease are generally consistent with those in hospitality leases with Crescent Real Estate Equities Limited Partnership ("Crescent Partnership").

LAND DEVELOPMENT

On July 26, 1999, the Company entered into an agreement to sell its investments in Corporate Arena and Hillwood for approximately $1.4 million. The sale will result in an approximate $0.1 million gain which is expected to be recognized by the end of 1999. The sale is subject to satisfaction of customary conditions and consent of the National Basketball Association.

On April 29, 1999, a partnership in which CDMC has a 64% economic interest finalized the purchase of "The Commons", a master planned residential development on 23 acres in the Central Platte Valley near downtown Denver, Colorado. Currently, it is contemplated that the project will include both sale and rental units at multiple price points. An adjacent 28 acres is expected to be commercially developed by another firm, thus providing a major mixed-use community adjacent to the lower downtown area of Denver. The acreage connects with several major entertainment and recreational facilities including Coors Field (home to Major League Baseball's Colorado Rockies), Elitch Gardens (an amusement park) and the new Pepsi Center (home to the National Hockey League's Colorado Avalanche and the National Basketball Association's Denver Nuggets).

OTHER

Crescent Operating, Magellan Health Services, Inc. ("Magellan"), Crescent Partnership and Charter Behavioral Health Systems, LLC ("CBHS") entered into a binding Letter Agreement dated August 10, 1999, relating to a proposed recapitalization of CBHS and restructuring of relationships among the parties. Under the Letter

Agreement, Magellan has agreed that it will, at the closing of the transactions, transfer its remaining hospital-based assets (including Charter Advantage, Charter Franchise Services, LLC, the call center assets, the Charter name and related intellectual property and certain other assets) to CBHS, and cancel its accrued and future franchise fees. Thereafter, Magellan will no longer be obligated to provide franchise services to CBHS. Magellan will also effectively transfer 80% of its CBHS common interest and all of its CBHS preferred interest to CBHS, leaving Magellan with a 10% common membership interest, and Crescent Operating with a 90% common membership interest and 100% of the preferred membership interest in CBHS. Crescent Operating plans to restructure its investment in CBHS so that the closing of the transactions will not result in Crescent Operating's control of CBHS.

In connection with the execution of the Letter Agreement, Magellan, CBHS, Crescent Partnership and Crescent Operating have agreed to provide each other with mutual releases of all claims and disputes against each other, with certain specified exceptions, and Crescent Partnership has deferred the August 1999 rent due from CBHS to the last four months of 1999. Additionally, with the execution of the Letter Agreement, the $2.5 million held in escrow was released to Crescent Operating in connection with the settlement of the arbitration between Magellan and Crescent Operating.

Magellan and CBHS also have modified and extended their existing arrangement which designates CBHS a preferred provider of inpatient acute behavioral health services.

The closing of the transactions contemplated by the Letter Agreement is anticipated to take place within 30 days, subject to the satisfaction of certain customary closing conditions and consents, and other contingencies. If the closing does not occur within 30 days, the Letter Agreement terminates.

Crescent Operating will not record gains or losses with respect to the above transactions with CBHS. Crescent Operating has previously written off its investment in CBHS.

As of August 11, 1999, COPI Colorado had purchased approximately 1.1 million shares of Crescent Operating common stock at a total purchase price of $4.3 million. The average price paid for such shares, excluding brokers' commissions, was $3.91 per share.

3. INVESTMENTS:

Investments consisted of the following (amounts in thousands):

                                                                June 30, 1999    December 31, 1998
                                                                -------------    -----------------
Investment in Landevco ...................................        $  44,214         $  37,880
Investment in CDMC projects ..............................           20,064            22,737
Investment in AmeriCold Operations .......................           14,443                --
Investment in CR Las Vegas, LLC ..........................            9,300                --
Investment in Magellan warrants ..........................            4,908             2,737
Investment in AmeriCold Logistics ........................            3,007           293,868
Investment in Hillwood ...................................            1,039               774
Investment in CR License .................................            1,000             1,000
Investment in Houston Center Athletic Club Venture .......            1,000             1,011
Investment in Corporate Arena ............................              221               127
Investment in Hicks-Muse .................................               --             7,802
Investment in TWOC .......................................             (856)             (831)
                                                                  ---------         ---------
                                                                  $  98,340         $ 367,105
                                                                  =========         =========

Investment income consisted of the following (amounts in thousands):


                                                                Three months ended    Six months ended
                                                                  June 30, 1999        June 30, 1999
                                                                ------------------   ----------------
Equity in income of Landevco ...............................          $  4,050           $  8,631
Equity in income (loss) of CDMC Projects ...................               (76)             3,279
Gain on sale of CS I and CS II .............................                --              1,493
Equity in income of TWOC ...................................               550                825
Equity in income of AmeriCold Logistics ....................               224                285
Hicks-Muse income ..........................................                --                239
Equity in income of Houston Center Athletic Club Venture ...                68                135
Equity in loss of AmeriCold Operations .....................              (982)            (1,046)
                                                                      --------           --------
                                                                      $  3,834           $ 13,841
                                                                      ========           ========

Effective March 12, 1999, the Company sold 80% of its 5% interest in CS I and CS II to Crescent Partnership for $13.2 million and received the right to require Crescent Partnership to purchase the remaining 20% for approximately $3.4 million at any time during the next two years, subject to compliance with certain regulatory matters. This 5% interest represented a 2% interest in various corporations and limited liability companies (collectively, "AmeriCold Logistics") that owned and operated 102 refrigerated warehouse properties ("Refrigerated Warehouses"). Crescent Operating, through a wholly-owned limited liability company, then became a 40% partner of AmeriCold Operations, a newly formed partnership, the remaining 60% of which is owned by Vornado Operating, Inc. AmeriCold Operations has leased certain of the Refrigerated Warehouses from certain of the entities comprising AmeriCold Logistics under 15-year leases which call for base and percentage rent. As a result, the operations formerly associated with AmeriCold Logistics are now conducted by AmeriCold Operations. As a result of the transaction, Crescent Operating no longer consolidates CS I and CS II for accounting purposes which has resulted in a decrease in the Investment in AmeriCold Logistics of approximately $290 million.

A summary of financial information for the Company's investments in The Woodlands Operating Company, L.P. ("TWOC") and The Woodlands Land Development Company, L.P. ("Landevco") has been provided as they represent significant unconsolidated investments (amounts in thousands). A summary of financial information for the Company's investment in CBHS has not been provided because the Company's investment balance is zero and no income or loss has been recognized since February 1998.

                                                          TWOC                             Landevco
                                         ----------------------------------   ---------------------------------
                                           Three months       Six months        Three months    Six months
                                             ended              ended             ended           ended
                                          June 30, 1999      June 30, 1999     June 30, 1999    June 30, 1999
                                         ---------------   ----------------   --------------- -----------------
Revenues ..........................          $19,780          $37,714           $27,356           $57,075
Gross profit ......................          $ 1,294          $ 1,930           $ 9,798           $20,659
Net income ........................          $ 1,296          $ 1,942           $ 9,529           $20,307

Crescent Operating's equity
    in income of subsidiary .......          $   550          $   825           $   203           $   432



4. INTANGIBLE ASSETS:

Intangible assets consisted of the following (amounts in thousands):

                                                         June 30, 1999    December 31, 1998
                                                         -------------    -----------------
Goodwill, net - Crescent Machinery ...............          $ 8,173          $ 7,757
Goodwill, net - RoseStar .........................            1,524            1,632
Goodwill, net - CDMC .............................           30,306           31,016
Membership intangible, net - Desert Mountain
     Properties, LP ("DMPLP") ....................           36,994           42,108
                                                            -------          -------
                                                            $76,997          $82,513
                                                            =======          =======

5. LONG-TERM DEBT:

The Company's long-term debt facilities are composed of (i) corporate and wholly-owned debt, and (ii) non wholly-owned debt. Corporate and wholly-owned debt relates to debt facilities at the Crescent Operating level or owed by entities which are owned 100% by Crescent Operating. Non wholly-owned debt represents non-recourse debt of the Company owed by entities which are consolidated in the Company's financial statements but are not 100% owned by the Company; the Company's economic investment in these entities is 5% or less. Following is a summary of the Company's debt financing (amounts in thousands):

                                                                                 June 30, 1999    December 31, 1998
                                                                                 -------------    -----------------
LONG-TERM DEBT - CORPORATE AND WHOLLY-OWNED SUBSIDIARIES
 Equipment notes payable to various finance  companies,  interest
 at 6.9% to 10.9%, due 1999 through 2003 (Crescent Machinery) ................        $ 70,483        $ 70,074

 Floor  plan  debt  payable,  six  months  term  at 0% interest
 (Crescent Machinery) ........................................................          19,504           7,958

 Note  payable to Crescent  Partnership,  interest at 9%, due May
 2002 (COPI) .................................................................          19,500              --

 Line of  credit  in the  amount  of $17.2 million  payable  to
 Crescent  Partnership,  interest  at 12%,  due May  2002 or five
 years after the last draw (COPI) ............................................          17,200          27,733

 Note payable to Crescent  Partnership,  interest at 12%, due May
 2002 (COPI) ..................................................................         16,270          24,223

 Line of credit in the amount of $15.0 million payable to Bank of America, interest at LIBOR plus 1%, due August 27, 1999
 (COPI) .......................................................................         15,000          15,000

 Note payable to Crescent  Partnership,  interest at 12%, due May
 2002 (COPI) .................................................................           9,000           9,000

 Notes  payable to the  sellers of  Western  Traction  and Harvey
 Equipment, interest 8.0% to 8.5%, due 2000 to 2002  (COPI) ..........                   4,602           6,670

 Notes  payable  to  Crescent  Partnership,  interest  at 7.5% to
 10.75%, due 2002 to 2006 (RoseStar / COI Hotel) .....................                   2,850           3,078
                                                                                      --------        --------

            Total debt - corporate and wholly-owned subsidiaries .....                 174,409         163,736
                                                                                      --------        --------

LONG-TERM DEBT - NON WHOLLY-OWNED SUBSIDIARIES

Junior note  payable to Crescent  Partnership,  interest at 14%,
due December 2010 (DMPLP) ............................................                  60,000          60,000

Senior note  payable to Crescent  Partnership,  interest at 10%,
due December 2005 (DMPLP) ............................................                  31,297          50,717

Line of credit in the amount of $45 million  payable to National
Bank of  Arizona,  interest  at prime to prime plus 1%, due June
2000 (DMPLP) .........................................................                  19,064          10,000

Line of  credit  in the  amount  of  $48.2  million  payable  to
Crescent Partnership, interest at 11.5%, due August 2004 (CDMC) .........       45,621          35,976

Construction  loans for  various  East West  Resort  Development
projects, interest at 6% to 9%, due 1999 to 2003 (CDMC) .................       35,698          32,825

Line of  credit  in the  amount  of  $40.0  million  payable  to
Crescent  Partnership,  interest  at 11.5%,  due  December 2006 (CDMC)...       19,547              --


Line of  credit  in the  amount  of  $22.9  million  payable  to
Crescent Partnership, interest at 12%, due January 2003 (CDMC) ..........       15,370          15,035

Note payable to Crescent Partnership, interest at 12%, due June
2005 (CDMC) .............................................................        2,649           2,850

Line  of  credit  in the  amount  of  $7.0  million  payable  to
Crescent Partnership, interest at 12%, due August 2003 (CRL) ............        4,666              --
                                                                              --------        --------

          Total debt - non wholly-owned subsidiaries ....................      233,912         207,403
                                                                              --------        --------

          Total long-term debt ..........................................     $408,321        $371,139
                                                                              ========        ========

Current portion of long-term debt - CEI .................................     $  5,765        $  7,668

Current portion of long-term debt .......................................       91,103          84,539

Long-term debt - CEI, net of current portion ............................      238,205         220,944

Long-term debt, net of current portion ..................................       73,248          57,988
                                                                              --------        --------

          Total long-term debt ..........................................     $408,321        $371,139
                                                                              ========        ========


On July 1, 1999, in connection with the Company's purchase of Lester, the Company issued notes payable to the sellers of Lester in the aggregate amount of $6.0 million. The $6.0 million of notes bear interest at 7.5% and are payable in semi-annual payments of principal and interest of $0.9 million.

The $15 million line of credit from Bank of America, which bears interest at the LIBOR rate plus 1%, is due on August 27, 1999. The Company is negotiating the renewal of its line of credit and although the Company does not have a written agreement to extend the line of credit, it is anticipated that the line of credit will be renewed with terms similar to the existing facility.

6.  OTHER LIABILITIES:

Other liabilities consisted of the following (in thousands):

                                     June 30, 1999   December 31, 1998
                                     -------------   -----------------
Deferred revenue .............          $41,876          $29,477
Deferred hospitality rent ....            4,688            3,808
Other ........................              149            1,293
                                        -------          -------
                                        $46,713          $34,578
                                        =======          =======

7. EARNINGS PER SHARE:

Earnings per share ("EPS") is calculated as follows (in thousands, except per share data):

                                            Three months ended                         Six months ended
                                              June 30, 1999                             June 30, 1999
                                  --------------------------------------    -------------------------------------
                                     Net         Wtd Avg.      Per Share      Net        Wtd. Avg.      Per Share
                                   Income         Shares        Amount      Income        Shares          Amount
                                   -------       --------      ---------    -------      ---------      ---------
BASIC EPS ........................  $  154        10,309        $   0.01     $3,568        10,415        $   0.34

EFFECT OF DILUTIVE SECURITIES:
Stock Options ....................      --           617                         --           600
                                    ------        ------                     ------        ------
DILUTED EPS ......................  $  154        10,926        $   0.01     $3,568        11,015        $   0.32
                                    ======        ======        ========     ======        ======        ========

The Company had 90,600 options for its common stock outstanding for each of the three and six months ended June 30, 1999, which were not included in the calculation of diluted EPS as they were anti-dilutive.

8. INCOME TAXES:

The table below shows the reconciliation of the federal statutory income tax rate to the effective tax rate.

                                                                Three months ended June       Six months ended June
                                                                        30, 1999                    30, 1999
                                                                -----------------------       ---------------------
     Federal statutory income tax rate......................               35.0%                       35.0%
     State income taxes, net of federal tax benefit.........                5.0                         5.0
     Desert Mountain minority interest......................               (6.7)                       (3.9)
     Change in valuation allowance..........................              (22.8)                      (27.2)
     Other, net.............................................                4.9                        (0.1)
                                                                        -------                    --------
            Effective tax rate..............................               15.4%                        8.8%
                                                                        =======                    ========

For the six months ended June 30, 1999, the Company released its $4.2 million valuation allowance based on 1999 transactions, events incurred prior to June 30, 1999 and expected future taxable income.

9. BUSINESS SEGMENT INFORMATION:

Crescent Operating's assets and operations are located entirely within the United States and are currently comprised primarily of four business segments:
(i) Equipment Sales and Leasing, (ii) Hospitality, (iii) Refrigerated Warehousing and (iv) Land Development. In addition to these four business segments, the Company has grouped its investment in Magellan warrants, investment in Hicks-Muse (sold in 1999), interest expense on corporate debt and general corporate overhead costs such as legal and accounting costs, insurance costs and corporate salaries as "Other" for segment reporting purposes. The Company uses net income as the measure of segment profit or loss.

While the Company currently owns a 50% interest in CBHS, the Company has written-off its entire investment and has no obligation or commitment to fund CBHS' ongoing operations. As a result of the write-off, and irrespective of the restructuring transactions described in Note 2 above, the Company does not anticipate that it will recognize any additional losses from its investment in CBHS. Because the Company has written-off its CBHS investment and it is unlikely that the Company will recognize any material income from CBHS in the near future due to the operating losses currently being incurred by CBHS, the Company no longer reports its operations related to CBHS as a separate segment.

Business segment information is summarized as follows (in thousands):

                                                    Three months ended                               Six months ended
                                          ---------------------------------------         --------------------------------------
                                           June 30, 1999           June 30, 1998           June 30, 1999         June 30, 1998
                                          ---------------         ---------------         ---------------        ---------------
Revenues:
   Equipment Sales and Leasing ...        $        39,536         $        11,558         $        66,695        $        19,539
   Hospitality ...................                 55,478                  53,103                 118,510                111,368
   Refrigerated Warehousing ......                     --                      --                      --                     --
   Land Development ..............                 78,379                  42,148                 124,936                 73,280
   Other .........................                     --                      --                      --                     --
                                          ---------------         ---------------         ---------------        ---------------
   Total revenues ................        $       173,393         $       106,809         $       310,141        $       204,187
                                          ===============         ===============         ===============        ===============

Net income (loss):
   Equipment Sales and Leasing ...        $           694         $           173         $           247        $           229
   Hospitality ...................                   (296)                  1,125                   1,240                  3,843
   Refrigerated Warehousing ......                   (456)                    (58)                    438                    (91)
   Land Development ..............                    228                     595                     361                    685
   Other .........................                    (16)                    107                   1,282                 (3,902)
                                          ---------------         ---------------         ---------------        ---------------
   Total net income (loss) .......        $           154         $         1,942         $         3,568        $           764
                                          ===============         ===============         ===============        ===============

                                           June 30, 1999         December 31, 1998
                                          ---------------        -----------------
Identifiable assets:
   Equipment Sales and Leasing ...        $       141,942         $       127,215
   Hospitality ...................                 51,678                  38,536
   Refrigerated Warehousing ......                 14,861                 293,780
   Land Development ..............                522,504                 464,634
   Other .........................                  7,172                  13,168
                                          ---------------         ---------------
   Total identifiable assets .....        $       738,157         $       937,333
                                          ===============         ===============

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

                                    OVERVIEW

Crescent Operating is a diversified management company that through various subsidiaries and affiliates currently operates in four business segments: (i) Equipment Sales and Leasing, (ii) Hospitality, (iii) Refrigerated Warehousing and (iv) Land Development. Within these segments, the Company, through various entities, owned the following as of June 30, 1999 (collectively referred to as the "Assets"):

o THE EQUIPMENT SALES AND LEASING SEGMENT consisted of a wholly-owned interest in Crescent Machinery, a construction equipment sales, leasing and service company with 16 locations in seven states.

o THE HOSPITALITY SEGMENT consisted of (i) the Company's lessee interests in the Denver Marriott City Center, the Hyatt Regency Beaver Creek, the Hyatt Regency Albuquerque, Canyon Ranch-Tucson, Canyon Ranch-Lenox, the Ventana Country Inn, the Sonoma Mission Inn and Spa, the Sonoma Golf Course, the Four Seasons Hotel in Houston, Texas and the Renaissance Hotel in Houston, Texas (the "Hospitality Properties"), (ii) a two-thirds interest in the Houston Center Athletic Club Venture, and (iii) a 5% economic interest in CRL Investments, Inc. ("CRL") that participates in the future use of the "Canyon Ranch" name.

o THE REFRIGERATED WAREHOUSING SEGMENT consisted primarily of a 40% interest in the operations of AmeriCold Operations, which currently operates 102 refrigerated storage properties with an aggregate storage capacity of approximately 537.1 million cubic feet, and a 0.4% interest in AmeriCold Logistics. This structure reflects the effects of a significant reorganization which occurred during the first quarter of 1999.

o THE LAND DEVELOPMENT SEGMENT consisted of (i) a 4.65% economic interest in Desert Mountain, a master planned, luxury residential and recreational community in northern Scottsdale, Arizona, (ii) a 42.5% general partner interest in TWOC, which provides management, advisory, landscaping and maintenance services to The Woodlands, Texas and is the lessee of The Woodlands Resort and Conference Center, (iii) a 2.125% economic interest in Landevco, which owns approximately 9,000 acres for commercial and residential development as well as a realty office, an athletic center, and interests in both a title company and a mortgage company, (iv) a 50% economic interest in COPI Colorado, a company that has a 10% economic interest in CDMC, which invests in entities that develop or manage residential and resort properties (primarily in Colorado) and provides support services to such properties, and (v) a 5% economic interest in an entity which owns a 6.19% interest in the construction and operation of a new multipurpose entertainment and sports center (the "Arena Project") in downtown Dallas, Texas and manages the operations of the existing arena as well as a 2.6% economic interest in Hillwood/1642, Ltd., an entity participating in the development of the land surrounding the Arena Project. See Land Development Segment - Recent Developments.

While the Company currently owns a 50% interest in CBHS, the Company has written-off its entire investment and has no obligation or commitment to fund CBHS' ongoing operations. As a result of the write-off, and irrespective of the transactions described in Note 2 to the Company's financial statements, the Company does not anticipate that it will recognize any additional losses from its investment in CBHS. Because the Company has written-off its CBHS investment and it is unlikely that the Company will recognize any material income from CBHS in the near future due to the operating losses currently being incurred by CBHS, the Company no longer reports its operations related to CBHS as a separate segment. See Other - Recent Developments for a description of a proposed change in the Company's investment in CBHS.

                      EQUIPMENT SALES AND LEASING SEGMENT

RECENT DEVELOPMENTS

On August 1, 1999, Crescent Machinery opened a new location located in Fort Worth, Texas. This location will offer new equipment sales, equipment rental, parts and services. A full assortment of rental equipment is available and products from JCB, Ingersoll Rand, Terex Cranes, Target and Pioneer are available for new equipment sales. The Fort Worth location is part of Crescent Machinery's overall strategy to capitalize on existing markets with potential growth such as the Dallas-Fort Worth metroplex area.

Effective July 1, 1999, Crescent Machinery acquired all of the stock of E. L. Lester and Company ("Lester"), a company engaged in equipment sales, leasing and servicing, located in Houston, Texas. Lester specializes in the sales and rental of 8 to 300 ton conventional and hydraulic cranes to highway, building and industrial contractors. The purchase price of approximately $18.2 million was comprised of $8.5 million cash, the issuance of notes payable by Crescent Operating in the amount of $6.0 million and the assumption of liabilities of $3.7 million.

Effective July 1, 1999, Crescent Machinery acquired all of the stock of Solveson Crane Rental, Inc. ("Solveson"), a company engaged in equipment sales, leasing and servicing, located in Tracy, California. Solveson specializes in the rental of 40 to 90 ton rough terrain cranes to highway, building and industrial contractors. The purchase price of approximately $6.4 million was comprised of $3.2 million cash and the assumption of liabilities of $3.2 million.

FINANCIAL ACTIVITY

(in thousands)                                      Three months ended June 30,               Six months ended June 30,
                                              --------------------------------------        --------------------------------------
                                                  1999                   1998                   1999                   1998
                                              ---------------        ---------------        ---------------        ---------------
Revenue:
   New and used equipment ............        $        27,423        $         6,876        $        43,600        $        10,664
   Rental equipment ..................                  6,254                  2,864                 11,423                  5,069
   Parts, service and supplies .......                  5,859                  1,818                 11,672                  3,806
                                              ---------------        ---------------        ---------------        ---------------
Total revenue ........................                 39,536                 11,558                 66,695                 19,539

Expenses:
   Cost of sales:
        New and used equipment .......                 22,985                  6,041                 36,779                  9,367
        Rental equipment .............                  3,950                  1,679                  7,348                  3,019
        Parts, service and supplies ..                  3,867                  1,247                  7,180                  2,667
   Operating expenses ................                  6,146                  1,873                 12,291                  3,398
                                              ---------------        ---------------        ---------------        ---------------
Total expenses .......................                 36,948                 10,840                 63,598                 18,451
                                              ---------------        ---------------        ---------------        ---------------

Income from operations ...............        $         2,588        $           718        $         3,097        $         1,088
                                              ===============        ===============        ===============        ===============

Crescent Machinery has grown substantially through acquisitions and same-store growth with total revenues increasing approximately 241.3% as of June 30, 1999 over the six month period in the prior year. Same store revenues increased by $7.8 million or 67.2% and $10.1 million or 51.8% for the three and six months ended June 30, 1999, respectively. Earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") for the Equipment Sales and Leasing segment for the three months ended June 30, 1999 was $6.2 million as compared to $2.1 million for the three months ended June 30, 1998. EBITDA for the Equipment Sales and Leasing segment for the six months ended June 30, 1999 was $10.0 million as compared to $3.5 million for the six months ended June 30, 1998. Management believes that EBITDA can be a meaningful measure of operating performance, cash generation and the ability to service debt. However, EBITDA should not be considered as an alternative to either: (i) net income (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity. There can be no assurance that the Company's EBITDA is comparable to similarly titled items reported by other companies.

                              HOSPITALITY SEGMENT

RECENT DEVELOPMENTS

Crescent Partnership has committed over $40 million towards capital projects at certain of the Hospitality Properties to further enhance the guests' experience. The projects are expected to be materially completed during the upcoming year and include: (i) 30 new suites and the spa expansion at The Sonoma Mission Inn and Spa, (ii) renovation of the guestrooms at the Four Seasons Hotel in Houston, (iii) renovation of the newly leased Renaissance Hotel in Houston and (iv) four new suites and a new spa at the Ventana Country Inn.

On July 23, 1999, CRL exercised its option to purchase an additional 10% economic interest in CR License LLC ("CR License") by paying $2.0 million, bringing CRL's total economic interest in CR License to 20%. CR License is the entity which owns the rights to the future use of the "Canyon Ranch" name. CRL has the opportunity over the next year to pay an additional $3.0 million to obtain an additional 10% interest in CR License.

On June 20, 1999, CR Las Vegas LLC opened the Canyon Ranch Spa Club located in the Venetian Hotel in Las Vegas, Nevada. Canyon Ranch Spa Club is the first project to expand the franchise value of the "Canyon Ranch" name. Through CRL and CR License, the Company has an effective 3% economic interest in the Canyon Ranch Spa Club.

Effective June 19, 1999, the Company entered into a lease with Funding III, ("Funding III") for the 389-room Renaissance Hotel located in Houston, Texas. The lease is for a term of 10 years and provides for base rent and percentage rent. Under the lease, Funding III may terminate the lease, at its option, for a period of one year under certain conditions. The other terms of the lease are generally consistent with those in hospitality leases with Crescent Real Estate Equities Limited Partnership ("Crescent Partnership").

FINANCIAL ACTIVITY

The following table sets forth certain information about the Hospitality Properties for the six months ended June 30, 1999 and 1998. Information related to the Renaissance Hotel is not included as the Company did not begin leasing the hotel until June 19, 1999. The information for the Hospitality Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination health and fitness resorts that measure performance based on available guest nights.

                                                                         For the Six Months Ended June 30,
                                                           ---------------------------------------------------------
                                                                                                      Revenue Per
                                                               Average          Average Daily        Available Room
                                     Year                  Occupancy Rate        Rate ("ADR")         ("REVPAR")
                                   Completed/              --------------      -----------------    ----------------
                                   Renovated     Rooms      1999     1998       1999       1998      1999      1998
                                   ----------    ------    -----     ----      ------     ------    ------    ------
Full-Service/Luxury Hotels
Hyatt Regency Beaver Creek....        1989          276(1)    70%      68%     $  296     $  279    $  207    $  190
Denver Marriott City Center...     1982/1994        613       77       79         123        123        95        97
Hyatt Regency Albuquerque.....        1990          395       71       68         106        103        75        70
Sonoma Mission Inn & Spa......   1927/1987/1997     178(3)    79       79         196        214       155       170
Four Seasons Hotel Houston....        1982          399       66       66         196        179       128       119
Ventana Country Inn...........   1975/1982/1988      62       77       41(2)      329        319       254       130(2)
                                                 ------     ----     ----      ------     ------    ------    ------
    Total/Weighted Average                        1,923       73%      71%     $  173     $  166    $  126    $  119
                                                 ======     ====     ====      ======     ======    ======    ======

Destination Health & Fitness Resorts
Canyon Ranch-Tucson...........        1980          250(4)
Canyon Ranch-Lenox............        1989          212(4)
                                                 ------     ----     ----      ------     ------    ------    ------
    Total/Weighted Average                          462       90%(5)   89%(5)  $  536(6)  $  504(6) $  464(7) $  436(7)
                                                 ======     ====     ====      ======     ======    ======    ======

(1) In 1998, the number of rooms at Hyatt Regency Beaver Creek was reduced to 276 due to 19 rooms being converted into a 20,000 square foot spa.

(2) Average occupancy and REVPAR decreased in 1998 due to the closing of the Ventana Country Inn for approximately three months as a result of the major access road leading to the property being washed out.

(3) In February 1999, 20 rooms were taken out of commission during the construction of the spa.

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

                        REFRIGERATED WAREHOUSING SEGMENT

RECENT DEVELOPMENTS

Effective March 12, 1999, the Company sold 80% of its 5% interest in CS I and CS II to Crescent Partnership for $13.2 million and received the right to require Crescent Partnership to purchase the remaining 20% for approximately $3.4 million at any time during the next two years, subject to compliance with certain regulatory matters. This 5% interest represented a 2% interest in various corporations and limited liability companies (collectively, "AmeriCold Logistics") that owned and operated 102 refrigerated warehouse properties ("Refrigerated Warehouses"). Crescent Operating, through a wholly-owned limited liability company, then became a 40% partner of AmeriCold Operations, a newly formed partnership, the remaining 60% of which is owned by Vornado Operating, Inc. AmeriCold Operations has leased certain of the Refrigerated Warehouses from certain of the entities comprising AmeriCold Logistics under 15-year leases which call for base and percentage rent. As a result, the operations formerly associated with AmeriCold Logistics are now conducted by AmeriCold Operations. As a result of the transaction, Crescent Operating no longer consolidates CS I and CS II for accounting purposes which has resulted in a decrease in the Investment in AmeriCold Logistics of approximately $290 million.

FINANCIAL ACTIVITY

As a result of the transactions discussed above, as of June 30, 1999, the Company had a 40% economic interest in AmeriCold Operations and a 0.4% interest in AmeriCold Logistics. Because the restructuring did not become effective until March 12, 1999, the Company's economic share of the operations of AmeriCold Logistics for the six months ended June 30, 1999 included a 2% economic interest for the period from January 1, 1999 through March 11, 1999 and a 0.4% economic interest for the period from March 12, 1999 through June 30, 1999. The Company's economic share of the operations of AmeriCold Operations for the six months ended June 30, 1999 include a 40% economic interest for the period from March 12, 1999 through June 30, 1999.

The Company's share of the net loss from AmeriCold Operations for the three and six months ended June 30, 1999 was $0.9 million and $1.0 million, respectively. The Company's share of net income (loss) from AmeriCold Logistics for the three months ended June 30, 1999 and 1998 was $0.2 million and $(0.1) million, respectively. The Company's share of net income (loss) from AmeriCold Logistics for the six months ended June 30, 1999 and 1998 was $0.3 million and $(0.1) million, respectively. Also included in net income (loss) for the Refrigerated Warehousing segment for the three and six months ended June 30, 1999 was the $1.5 million gain on sale of 80% of the Company's interest in AmeriCold Logistics.

                            LAND DEVELOPMENT SEGMENT

RECENT DEVELOPMENTS

On July 26, 1999, the Company entered into an agreement to sell its investments in Corporate Arena and Hillwood for approximately $1.4 million. The sale will result in an approximate $0.1 million gain which is expected to be recognized by the end of 1999. The sale is subject to satisfaction of customary conditions and consent of the National Basketball Association.

On April 29, 1999, a partnership in which CDMC has a 64% economic interest finalized the purchase of "The Commons", a master planned residential development on 23 acres in the Central Platte Valley near downtown Denver, Colorado. Currently, it is contemplated that the project will include both sale and rental units at multiple price points. An adjacent 28 acres is expected to be commercially developed by another firm, thus providing a major mixed-use community adjacent to the lower downtown area of Denver. The acreage connects with several major entertainment and recreational facilities including Coors Field (home to Major League Baseball's Colorado Rockies), Elitch Gardens (an amusement park) and the new Pepsi Center (home to the National Hockey League's Colorado Avalanche and the National Basketball Association's Denver Nuggets).

FINANCIAL ACTIVITY

Investment income of the Land Development segment consists of equity investments in TWOC and Landevco. For the three months ended June 30, 1999 and 1998, investment income related to these investments was $4.6 million and $7.1 million, respectively. Crescent Operating's economic share of the investment income from TWOC and Landevco was $0.8 million and $1.0 million for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, investment income related to these investments was $9.5 million and $10.7 million, respectively. Crescent Operating's economic share of the investment income from TWOC and Landevco was $1.3 million and $1.2 million for the six months ended June 30, 1999 and 1998, respectively.

The remaining operations of the Land Development segment are attributable to the results of Desert Mountain Development and COPI Colorado. For the three months ended June 30, 1999 and 1998, Desert Mountain Development had net income of $3.3 million and $0.4 million, respectively. Crescent Operating's economic share of the net income from Desert Mountain Development for the three months ended June 30, 1999 and 1998 was $0.2 million and $0.1 million, respectively. For the six months ended June 30, 1999 and 1998, Desert Mountain Development had net income
(loss) of $1.7 million and $(0.6) million, respectively. Crescent Operating's economic share of the net income (loss) from Desert Mountain Development for the six months ended June 30, 1999 and 1998 was $0.1 million and $(0.1) million, respectively.

For the three and six months ended June 30, 1999, COPI Colorado had a net loss of $0.8 million and $1.0 million, respectively. Crescent Operating's economic share of the net loss from COPI Colorado for the three and six months ended June 30, 1999 was $0.4 million and $0.5 million, respectively. Crescent Operating did not have an economic interest in COPI Colorado during the first six months of 1998.

                                      OTHER

RECENT DEVELOPMENTS

Crescent Operating, Magellan Health Services, Inc. ("Magellan"), Crescent Partnership and CBHS entered into a binding Letter Agreement dated August 10, 1999, relating to a proposed recapitalization of CBHS and restructuring of relationships among the parties. Under the Letter Agreement, Magellan has agreed that it will, at the closing of the transactions, transfer its remaining hospital-based assets (including Charter Advantage, Charter Franchise Services, LLC, the call center assets, the Charter name and related intellectual property and certain other assets) to CBHS, and cancel its accrued and future franchise fees. Thereafter, Magellan will no longer be obligated to provide franchise services to CBHS. Magellan will also effectively transfer 80% of its CBHS common interest and all of its CBHS preferred interest to CBHS, leaving Magellan with a 10% common membership interest, and Crescent Operating with a 90% common membership interest and 100% of the preferred membership interest in CBHS. Crescent Operating plans to restructure its investment in CBHS so that the closing of the transactions will not result in Crescent Operating's control of CBHS.

In connection with the execution of the Letter Agreement, Magellan, CBHS, Crescent Partnership and Crescent Operating have agreed to provide each other with mutual releases of all claims and disputes against each other, with certain specified exceptions, and Crescent Partnership has deferred the August 1999 rent due from CBHS to the last four months of 1999. Additionally, with the execution of the Letter Agreement, the $2.5 million held in escrow was released to Crescent Operating in connection with the settlement of the arbitration between Magellan and Crescent Operating.

Magellan and CBHS also have modified and extended their existing arrangement which designates CBHS a preferred provider of inpatient acute behavioral health services.

The closing of the transactions contemplated by the Letter Agreement is anticipated to take place within 30 days, subject to the satisfaction of certain customary closing conditions and consents, and other contingencies. If the closing does not occur within 30 days, the Letter Agreement terminates.

Crescent Operating will not record gains or losses with respect to the above transactions with CBHS. Crescent Operating has previously written-off its investment in CBHS.

As of August 11, 1999, COPI Colorado had purchased approximately 1.1 million shares of Crescent Operating common stock at a total purchase price of $4.3 million. The average price paid for such shares, excluding brokers' commissions, was $3.91 per share.

On June 11, 1999, John C. Goff, Vice Chairman of the Company's Board of Directors, assumed the additional duties of the President and Chief Executive Officer of the Company, and on June 17, 1999, was formally appointed to such offices by the Board of Directors.

                         SEGMENT FINANCIAL INFORMATION
                   (Amounts in thousands, except share data)


The following is a summary of Crescent Operating's financial information reported by segment for the three months ended June 30, 1999:

                                               Equipment
                                                 Sales                      Refrigerated       Land
                                              and Leasing    Hospitality    Warehousing     Development     Other        Total
                                              -----------    -----------    ------------    -----------    ---------    ---------
Revenues ...................................   $  39,536      $  55,478      $    --         $  78,379     $    --      $ 173,393

Operating expenses .........................      36,948         55,994              1          71,155           544      164,642
                                               ---------      ---------      ---------       ---------     ---------    ---------
Income (loss) from operations ..............       2,588           (516)            (1)          7,224          (544)       8,751
                                               ---------      ---------      ---------       ---------     ---------    ---------
Investment income (loss) ...................        --               68           (758)          4,523             1        3,834
                                               ---------      ---------      ---------       ---------     ---------    ---------
Other (income) expense
     Interest expense ......................       1,405            180           --             3,539         1,905        7,029
     Interest income .......................         (17)           (28)          --              (887)          (24)        (956)
     Other .................................          (1)          --             --               221            (1)         219
                                               ---------      ---------      ---------       ---------     ---------    ---------
Total other (income) expense ...............       1,387            152           --             2,873         1,880        6,292
                                               ---------      ---------      ---------       ---------     ---------    ---------
Income (loss) before income
     taxes and minority interest ...........       1,201           (600)          (759)          8,874        (2,423)       6,293
Income tax provision (benefit) .............         507           (240)          (303)          3,415        (2,407)         972
                                               ---------      ---------      ---------       ---------     ---------    ---------
Income (loss) before minority interests ....         694           (360)          (456)          5,459           (16)       5,321

Minority interests .........................        --               64           --            (5,231)         --         (5,167)
                                               ---------      ---------      ---------       ---------     ---------    ---------
Net income (loss) ..........................   $     694      $    (296)     $    (456)      $     228     $     (16)   $     154
                                               =========      =========      =========       =========     =========    =========
Net income (loss) per share, basic .........   $    0.06      $   (0.03)     $   (0.04)      $    0.02     $   (0.00)   $    0.01
                                               =========      =========      =========       =========     =========    =========

Net income (loss) per share, diluted .......   $    0.06      $   (0.03)     $   (0.04)      $    0.02     $   (0.00)   $    0.01
                                               =========      =========      =========       =========     =========    =========
EBITDA Calculation: (1)
     Net income (loss) .....................   $     694      $    (296)     $    (456)      $     228     $     (16)   $     154
     Interest expense, net .................       1,388             46             47             119         1,881        3,481
     Income tax provision (benefit) ........         507           (198)           102             366        (2,407)      (1,630)
     Depreciation and amortization .........       3,611            239            563             400           (41)       4,772
                                               ---------      ---------      ---------       ---------     ---------    ---------
EBITDA .....................................   $   6,200      $    (209)     $     256       $   1,113     $    (583)   $   6,777
                                               =========      =========      =========       =========     =========    =========

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

                         SEGMENT FINANCIAL INFORMATION
                   (Amounts in thousands, except share data)

The following is a summary of Crescent Operating's financial information reported by segment for the six months ended June 30, 1999:

                                               Equipment
                                                 Sales                      Refrigerated       Land
                                              and Leasing    Hospitality    Warehousing     Development     Other        Total
                                              -----------    -----------    ------------    -----------    ---------    ---------
Revenues ...................................   $  66,695      $ 118,510       $    --        $ 124,936     $    --      $ 310,141

Operating expenses .........................      63,598        116,516               1        116,016           964      297,095
                                               ---------      ---------       ---------      ---------     ---------    ---------
Income (loss) from operations ..............       3,097          1,994              (1)         8,920          (964)      13,046
                                               ---------      ---------       ---------      ---------     ---------    ---------
Investment income (loss) ...................        --              135             732         12,734           240       13,841
                                               ---------      ---------       ---------      ---------     ---------    ---------
Other (income) expense
     Interest expense ......................       2,707            257            --            6,123         4,127       13,214
     Interest income .......................         (27)           (58)           --           (1,621)          (58)      (1,764)
     Other .................................         (13)          --              --              158            (2)         143
                                               ---------      ---------       ---------      ---------     ---------    ---------
Total other (income) expense ...............       2,667            199            --            4,660         4,067       11,593
                                               ---------      ---------       ---------      ---------     ---------    ---------
Income (loss) before income
     taxes and minority interest ...........         430          1,930             731         16,994        (4,791)      15,294
Income tax provision (benefit) .............         183            772             293          6,169        (6,073)       1,344
                                               ---------      ---------       ---------      ---------     ---------    ---------
Income (loss) before minority interests ....         247          1,158             438         10,825         1,282       13,950
Minority interests .........................        --               82            --          (10,464)         --        (10,382)
                                               ---------      ---------       ---------      ---------     ---------    ---------
Net income (loss) ..........................   $     247      $   1,240       $     438      $     361     $   1,282    $   3,568
                                               =========      =========       =========      =========     =========    =========

Net income (loss) per share, basic .........   $    0.02      $    0.12       $    0.04      $    0.04     $    0.12    $    0.34
                                               =========      =========       =========      =========     =========    =========

Net income (loss) per share, diluted .......   $    0.02      $    0.11       $    0.04      $    0.03     $    0.12    $    0.32
                                               =========      =========       =========      =========     =========    =========
EBITDA Calculation: (1)
     Net income (loss) .....................   $     247      $   1,240       $     438      $     361     $   1,282    $   3,568
     Interest expense, net .................       2,680             65             233            189         4,069        7,236
     Income tax provision (benefit) ........         183            826             162            619        (6,073)      (4,283)
     Depreciation and amortization .........       6,857            523             999            747           (96)       9,030
                                               ---------      ---------       ---------      ---------     ---------    ---------
EBITDA .....................................   $   9,967      $   2,654       $   1,832      $   1,916     $    (818)   $  15,551
                                               =========      =========       =========      =========     =========    =========


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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999, COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1998

Revenues

Equipment sales and leasing revenues increased approximately $27.9 million to $39.5 million for the three months ended June 30, 1999, compared to $11.6 million for the three months ended June 30, 1998. Revenues increased approximately $47.2 million to $66.7 million for the six months ended June 30, 1999, compared to $19.5 million for the six months ended June 30, 1998. Approximately $20.1 million and $37.1 million of this increase, for the three and six months, respectively, relates to the Company's acquisitions since June 30, 1998. The remaining increase in revenues relates to same store growth at locations owned by the Company at June 30, 1998. Same store revenues increased by $7.8 million or 67.2% from $11.6 million to $19.4 million for the three months ended June 30, 1999 and by $10.1 million or 51.8% from $19.5 million to $29.6 million for the six months ended June 30, 1999, compared to the three and six months ended June 30, 1998, respectively.

Hospitality revenues increased approximately $2.4 million to $55.5 million for the three months ended June 30, 1999, compared to $53.1 million for the three months ended June 30, 1998. Revenues increased approximately $7.1 million to $118.5 million for the six months ended June 30, 1999, compared to $111.4 million for the six months ended June 30, 1998. The increase in hospitality revenues is due to the following: (i) the operations of the Allegria Spa at the Hyatt Regency Beaver Creek and the Sonoma Golf Club, which were not leased by the Company during the first six months of 1998, and (ii) the Ventana Country Inn ("Ventana") conducted operations during all six months of the six months of 1999 as compared to only four months during the first six months of 1998 when Ventana was closed for two months due to a land slide which washed out a portion of Highway 1, the major access road to the property. The increase in hospitality revenues is partially offset by the elimination of the Austin Omni Hotel rental income as the Company no longer leases that hotel.

Land development revenues represent revenues from Desert Mountain Development and COPI Colorado prior to the elimination of the Minority Interests. Land development revenues increased approximately $36.3 million to $78.4 million for the three months ended June 30, 1999 compared to $42.1 million for the three months ended June 30, 1998. Revenues increased approximately $51.6 million to $124.9 million for the six months ended June 30, 1999 compared to $73.3 million for the six months ended June 30, 1998. The increase over the prior three and six month periods in 1998 is composed of $21.3 million and $43.8 million of revenues, respectively, from COPI Colorado, in addition to an increase in Desert Mountain Development revenues of $15.0 million and $7.8 million, respectively. The increase in revenues from COPI Colorado is due to the fact that the Company did not have an interest in COPI Colorado prior to September 30, 1998. The increase in Desert Mountain revenues is primarily due to higher lot sales prices as the total number of lots sold is generally consistent with prior year.

Operating Expenses

Equipment sales and leasing expenses increased $26.1 million to $36.9 million for the three months ended June 30, 1999, compared to $10.8 million for the three months ended June 30, 1998. Expenses increased $45.1 million to $63.6 million for the six months ended June 30, 1999, compared to $18.5 million for the six months ended June 30, 1998. Approximately $19.9 million and $37.3 million of this increase over the three and six months ended June 30, 1998, respectively, relates to the Company's acquisitions as noted above. The remaining increase in operating expenses relates to the additional costs associated with the increase in equipment sales, rental and repair revenues.

Hospitality expenses increased $4.7 million to $56.0 million for the three months ended June 30, 1999, compared to $51.3 million for the three months ended June 30, 1998. Expenses increased $11.6 million to $116.5 million for the six months ended June 30, 1999, compared to $104.9 million for the six months ended June 30, 1998. The increase is partially a result of additional rent due to increased revenues and costs of capital projects at the Hospitality Properties, partially offset by a decrease in rent due to the termination of the lease of the Austin Omni Hotel. Additionally, the increase is due to higher incentive management fees recorded in the first six months of 1999 due to a change in the calculation, although no significant year to year increase is anticipated. The remaining increase is attributable to the operations of the Allegria Spa at the Hyatt Regency Beaver Creek and the Sonoma Golf Club, which were not included in the operations for the three and six months ended June 30, 1998, as well as the operation of the Ventana Country Inn ("Ventana") for all six months during the first half of 1999 as compared to the first half of 1998 where Ventana was closed for two months due to a land slide which washed out a portion of Highway 1, the major access road to the property.

Land development direct expenses primarily represent operating costs incurred by Desert Mountain Development and COPI Colorado prior to the elimination of the Minority Interests. Land development expenses increased $30.6 million to $71.1 million for the three months ended June 30, 1999, compared to $40.5 million for the three months ended June 30, 1998. Expenses increased $43.7 million to $116.0 million for the six months ended June 30, 1999, compared to $72.3 million for the six months ended June 30, 1998. The increase over the prior three and six months ended June 30, 1998 is primarily attributable to $21.2 million and $40.4 million of expenses, respectively, incurred by COPI Colorado in addition to an increase in Desert Mountain Development expenses of $9.3 million and $3.1 million, respectively. The increase related to COPI Colorado is due to the fact that the Company did not have an interest in COPI Colorado prior to September 30, 1998. The increase in Desert Mountain Development expenses is primarily due to higher costs associated with the sales of higher valued lots as compared to prior periods.

Corporate general and administrative expenses of $0.6 million and $1.0 million for the three and six months ended June 30, 1999, respectively, were comparable with such costs for the three and six months ended June 30, 1998 and consisted of general corporate overhead costs such as legal and accounting costs, insurance costs and corporate salaries.

Investment Income

Investment income of $3.8 million for the three months ended June 30, 1999 consisted primarily of equity in income of Landevco of $4.0 million and equity in income of TWOC of $0.6 million, partially offset by the equity in loss of AmeriCold Operations of $1.0 million. The investment income for the three months ended June 30, 1998 of $8.6 million consisted of investment income from Hicks-Muse of $2.4 million and equity in income of Landevco of $6.5 million.

Investment income of $13.8 million for the six months ended June 30, 1999 consisted primarily of equity in income of Landevco of $8.6 million, equity in income of TWOC of $0.8 million, equity in income of CDMC projects of $3.3 million and the gain of $1.5 million on the sale of 80% of the Company's interest in CS I and CS II, partially offset by the equity in loss of AmeriCold Operations of $1.0 million. Investment income for the six months ended June 30, 1998 of $6.7 million consisted of investment income from Hicks-Muse of $2.9 million and equity in income of Landevco of $10.0 million, offset by equity in loss of CBHS of $5.4 million.

The overall increase in investment income over the prior year is due to the investment in CDMC projects acquired in September 1998, the gain on the sale of 80% of the Company's interest in CS I and CS II in March of 1999, as well as the $5.4 million loss from CBHS during the first half of 1998 which did not recur in 1999. As the Company's investment in CBHS has been completely written-off, the Company does not anticipate that it will recognize any additional losses from investments in CBHS


Other (Income) Expense

Interest expense increased $3.6 million to $7.0 million, for the three months ended June 30, 1999, compared to $3.4 million for the three months ended June 30, 1998. Interest expense increased $5.9 million to $13.2 million, for the six months ended June 30, 1999, compared to $7.3 million for the six months ended June 30, 1998. The increases compared to the prior periods are due to an increase in debt incurred in connection with various acquisitions in the last half of 1998 and the inclusion of COPI Colorado interest expense which the Company did not own during the first six months of 1998, offset by a decrease in overall debt at Desert Mountain Development.

Interest income of $1.0 million for the three months ended June 30, 1999, were comparable with the income for the three months ended June 30, 1998. Interest income decreased $0.4 million to $1.8 million for the six months ended

June 30, 1999, compared to $2.2 million for the six months ended June 30, 1998. The decreases compared to the prior periods are due primarily to decreased interest income from notes receivable from lot sales at Desert Mountain Development.

Minority Interests

Minority Interests increased $1.8 million to $5.2 million for the three months ended June 30, 1999 compared to $3.4 million for the three months ended June 30, 1998. Minority interests increased $6.5 million to $10.4 million for the six months ended June 30, 1999 compared to $3.9 million for the six months ended June 30, 1998. Minority interests consist of the non-voting interests in the Land Development segment. The increase in Minority Interests is primarily attributable to the Company's investment in COPI Colorado which was not acquired until September 1998.

Income Tax Provision

Income tax provision of approximately $1.0 million for the three months ended June 30, 1999, consisted of a $2.4 million benefit at the corporate level, a $0.3 million benefit for the Refrigerated Warehousing segment and a $0.2 million benefit for the Hospitality segment offset by a $0.5 million provision for the Equipment Sales and Leasing segment and a $3.4 million provision for the Land Development segment. These amounts represent a $3.2 million decrease in tax provision from the tax provision of $4.2 million for the three months ended June 30, 1998.

Income tax provision of approximately $1.3 million for the six months ended June 30, 1999, consisted of a $6.1 million benefit at the corporate level, offset by a $0.2 million provision for the Equipment Sales and Leasing segment, a $0.8 million provision for the Hospitality segment, a $6.2 million provision for the Land Development segment and a $0.3 million provision for the Refrigerated Warehousing segment. These amounts represent a $3.0 million decrease in tax provision from the tax provision of $4.3 million for the six months ended June 30, 1998.

The Company generally provides for taxes using a 40% effective rate on the Company's share of income or loss. Additionally, for the three and six months ended June 30, 1999, the Company released $1.4 million and $4.2 million of its net deferred tax asset valuation allowance, respectively, based on 1999 transactions, events incurred prior to June 30, 1999 and expected future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Approximately $96.9 million (including regularly scheduled payments of principal) is payable pursuant to existing financing arrangements of the Company during the twelve months ending June 30, 2000. Of this $96.9 million, the Company anticipates that approximately $81.9 million (representing all of these borrowings other than the $15 million line of credit from Bank of America) will be paid from the Company's cash flow from operating activities. The $15 million line of credit from Bank of America, which bears interest at the LIBOR rate plus 1%, is due on August 27, 1999. The Company is negotiating the renewal of its line of credit and although the Company does not have a written agreement to extend the line of credit, it is anticipated that the line of credit will be renewed with terms similar to the existing facility.

The Company expects to meet its short-term liquidity requirements primarily through cash flow provided by operating activities. The Company believes that cash flow provided by operating activities will be adequate to fund normal recurring operating expenses and, as discussed above, regular debt service requirements (including debt service relating to any additional or replacement debt). The Company anticipates that it will fund any acquisitions or other investments during the next 12 months with cash flow provided by operating activities, by additional debt financing secured by the assets acquired in the transaction, issuance of common stock of the Company or by proceeds of equity offerings.

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

Cash Flows

Cash and cash equivalents were $41.8 million and $42.8 million at June 30, 1999 and December 31, 1998, respectively. The 2% decrease is attributable to $32.9 million and $15.5 million of cash used in operating and investing activities, respectively, offset by $47.4 million of cash provided by financing activities.

OPERATING ACTIVITIES

The Company's outflow of cash used in operating activities of $32.9 million is primarily attributable to outflows from:

o   a decrease in deferred income taxes of $8.0 million;
o   equity in income from unconsolidated subsidiaries of $12.0 million;
o   purchases of real estate of $39.9 million; and
o   increases in accounts receivable and inventory of $14.6 million.

The outflow of cash used by operating activities is partially offset by inflows from:

o   net income of $3.6 million;
o   non-cash depreciation and amortization of $16.6 million;
o   Minority Interests of $10.4 million; and
o   increase in deferred revenues of $16.9 million.

INVESTING ACTIVITIES

The Company's outflow of cash used in investing activities of $15.5 million is primarily attributable to outflows from:

o   acquisitions of business interests of $15.5 million;
o   acquisitions of business interests by Minority Interests of $9.2 million;
o   purchases of property and equipment of $32.9 million; and
o   the sale of notes receivable of $3.2 million.

The outflow of cash used in investing activities is partially offset by inflows from:

o   proceeds from the sale of investments of $21.3 million;
o   proceeds from the sale of property and equipment of $17.0 million; and
o   net distributions from investments of $8.7 million.

FINANCING ACTIVITIES

The Company's inflow of cash provided by financing activities of $47.4 million is primarily attributable to inflows from:

    o proceeds of all long-term debt of $183.8 million; and
    o capital contributions by Minority Interests of $18.6 million.

The inflow of cash provided by financing activities is partially offset by outflows from:

    o payments of all long-term debt of $146.9 million; and
    o the distributions to Minority Interests of $6.8 million.

YEAR 2000 READINESS

The Company, along with an independent firm, continues to review information technology systems (such as accounting systems and network operating systems) and non-information technology systems (such as microcontrollers). The Company believes that the assessment phase for both information technology and non-information technology systems is approximately 95% complete and anticipates that the assessment phase will be completed during August 1999. The timing for completion of the assessment phase has been extended due to acquisitions that the Company has made during 1999.

As the assessment phase is completed at each of the locations, the Company is implementing a modification phase to address any issues discovered in the assessment phase. The modification phase is being followed by a testing phase to determine that the appropriate corrective action has been taken. Although the initial assessment and testing is not yet complete for all locations, the Company has not yet identified any significant concerns and believes that the mission-critical systems are or can be made compliant with minor upgrades.

Based on the assessment and modifications thus far of information technology and non-information technology systems, the total cost to specifically assess and remediate both information technology and non-information technology systems if necessary does not appear to be material to the Company. To date, the Company's share of costs related to Year 2000 compliance have been less than $1.0 million with the majority of the costs being related to the Refrigerated Warehousing segment. All Year 2000 compliance costs are being expensed as incurred.

The Company believes that its greatest economic exposure lies with its Refrigerated Warehousing, Hospitality and Equipment Sales and Leasing segments. Specifically, within the Hospitality and Equipment Sales and Leasing segments, management believes that the most significant risk associated with Year 2000 compliance issues relates to any inability of the Company's principal vendors and suppliers to become Year 2000 compliant in a timely manner. For example, if the computer systems used by the Company's principal equipment vendors or hotel suppliers were to fail as a result of a failure to achieve Year 2000 compliance, the Company may experience inventory shortages. Consequently, the Company could experience business interruptions which potentially could have a material adverse effect on the Company's operating results and financial position. The Company is requesting from its principal vendors and suppliers information regarding their Year 2000 issues and their plans to assure timely Year 2000 compliance. The Equipment Sales and Leasing segment has received letters from JCB, Ingersoll Rand, Terex and Link-Belt, its major suppliers, that the respective suppliers are Year 2000 compliant. The Hospitality and Refrigerated Warehousing segments have received responses from several key vendors that they are Year 2000 compliant. The Company will continue working with its vendors, suppliers and other third-party contractors to assure that the Company will not be subjected to substantial business interruptions as a result of Year 2000 issues. There can be no assurance; however, that vendors, suppliers and other third parties will achieve Year 2000 compliance in a timely manner or that any non-compliance on the part of such persons will not have an adverse effect on the Company's operations. Within the Refrigerated Warehousing segment, management believes that the most significant risk associated with Year 2000 compliance issues relates to any inability of the refrigerated storage locations to control the climate of the individual facilities. For example, if a refrigerated warehouse compressor which is used to control the climate of the facility could not function or could not be controlled as a result of Year

2000 issues, the Company could experience loss in revenues related to that location. Based on the assessment of the Refrigerated Warehouse facilities thus far, the Company has noted only minor problems with the facility systems and such problems have been or will be corrected with minimal cost.

Where risks have been identified, the Company is in the process of developing contingency plans to ensure critical operations continue uninterrupted in the event either the Company, key suppliers or customers fail to resolve their respective Year 2000 issues in a timely manner. Such plans will be in place by December 31, 1999.

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

Not Applicable

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The annual meeting of shareholders has held on June 7, 1999.

(b) Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934, as amended, and the regulations promulgated thereunder. There was no solicitation in opposition to management's solicitation. All of management's nominees for director were elected.

(c)      Two proposals were submitted to a vote of shareholders as follows:

         (1) The shareholders approved the election of the following persons as directors of the Company:

                            Name                          For                    Withheld Authority
                 ---------------------------    -------------------------    --------------------------
                 John C. Goff                          10,234,462                      46,552
                 Paul E. Rowsey, III                   10,211,779                      69,235
                 William A. Abney                      10,211,443                      69,571

         (2) The shareholders approved, with 10,221,942 affirmative votes, 4,037 negative votes and 55,035 abstentions, the proposal to approve the appointment of Ernst & Young LLP as the independent auditors for the Company for the year ending December 31, 1999.

ITEM 5.        OTHER INFORMATION

Not Applicable

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       Exhibit
       Number          Description of Exhibits
       ------------    ---------------------------------------------------------
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

       4.4             Second Amendment to Preferred Share Purchase Rights Agreement dated as of March
                       4, 1999, between Crescent Operating, Inc. and Bank Boston, N.A., as Rights Agent
                       (filed as Exhibit 4.4 to March 31, 1999 Form 10-Q ("March 31, 1999 Form 10-Q")
                       and incorporated by reference herein)

       10.1            Amended Stock Incentive Plan (filed as Exhibit 10.1 to Form S-1 and incorporated by reference herein)

       10.2            Intercompany Agreement between Crescent Operating, Inc. and Crescent Real Estate
                       Equities Limited Partnership (filed as Exhibit 10.2 to the Company's Quarterly
                       Report on Form 10-Q for the Quarter Ended June 30, 1997 ("June 30, 1997 Form
                       10-Q") and incorporated by reference herein)

       10.3            Amended and Restated Operating  Agreement of Charter Behavioral Health Systems,
                       LLC (filed as Exhibit 10.3 to June 30, 1997 Form 10-Q and incorporated by reference herein)

       10.5            Amended and Restated Credit and Security Agreement, dated as of May 30, 1997, between Crescent Real Estate Equities Limited Partnership and Crescent Operating,
                       Inc., together with related Note (filed as Exhibit 10.5 to the Company's September
                       30, 1997 Form 10-Q ("September 30, 1997 Form 10-Q") and incorporated by reference herein)

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

       10.22           Amended and Restated Lease Agreement, dated June 30, 1995 between Crescent Real
                       Estate Equities Limited Partnership and RoseStar Management LLC, relating to the
                       Denver Marriott City Center (filed as Exhibit 10.17 to the Annual Report on Form
                       10-K of Crescent Real Estate Equities Company for the Fiscal Year Ended December
                       31, 1995 (the "1995 CEI 10-K") and incorporated by reference herein)

       10.23           Lease Agreement, dated December 19, 1995 between Crescent Real Estate Equities
                       Limited Partnership and RoseStar Management LLC, relating to the Hyatt Regency
                       Albuquerque (filed as Exhibit 10.16 to the 1995 CEI 10-K and incorporated by reference herein)

       10.24           Form of Amended and Restated Lease Agreement, dated January 1, 1996, among
                       Crescent Real Estate Equities Limited Partnership, Mogul Management, LLC and
                       RoseStar Management LLC, relating to the Hyatt Regency Beaver Creek (filed as
                       Exhibit 10.12 to the 1995 CEI 10-K and incorporated by reference herein)

       10.25           Lease Agreement, dated July 26, 1996, between Canyon Ranch, Inc. and Canyon
                       Ranch Leasing, L.L.C., assigned by Canyon Ranch, Inc. to Crescent Real Estate
                       Equities Limited Partnership pursuant to the Assignment and Assumption Agreement of Master Lease, dated July 26, 1996 (filed as Exhibit 10.24 to the Quarterly
                       Report on Form 10-Q/A of Crescent Real Estate Equities Company for the Quarter
                       Ended June 30, 1997 (the "1997 CEI 10-Q") and incorporated by reference herein)

       10.26           Lease Agreement, dated November 18, 1996 between Crescent Real Estate Equities
                       Limited Partnership and Wine Country Hotel, LLC (filed as Exhibit 10.25 to the
                       Annual Report on Form 10-K of Crescent Real Estate Equities Company for the
                       Fiscal Year Ended December 31, 1996 and incorporated by reference herein)

       10.27           Lease Agreement, dated December 11, 1996, between Canyon Ranch-Bellefontaine
                       Associates, L.P. and Vintage Resorts, L.L.C., as assigned by Canyon
                       Ranch-Bellefontaine Associates, L.P. to Crescent Real Estate Funding VI, L.P.
                       pursuant to the Assignment and Assumption Agreement of Master Lease, dated
                       December 11, 1996 (filed as Exhibit 10.26 to the 1997 CEI 10-Q and incorporated by reference herein)

       10.28           Master Lease Agreement, dated June 16, 1997, between Crescent Real Estate
                       Funding VII, L.P. and Charter Behavioral Health Systems, LLC and its
                       subsidiaries, relating to the Facilities (filed as Exhibit 10.27 to the 1997 CEI
                       10-Q and incorporated by reference herein)

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

       10.46           Agreement of Limited Partnership of COPI Colorado, L.P. (filed as Exhibit 10.1 to that Schedule 13D Statement dated September 28, 1998, filed by COPI Colorado,
                       L.P., Crescent Operating, Inc., Gerald W. Haddock, John C. Goff and Harry H.
                       Frampton, III, and incorporated by reference herein)

       10.47           Contribution Agreement effective as of September 11, 1998, by and among Crescent
                       Operating, Inc., Gerald W. Haddock, John C. Goff and Harry H. Frampton, III
                       (filed as Exhibit 10.2 to that Schedule 13D Statement dated September 28, 1998, filed by COPI Colorado, L.P., Crescent Operating, Inc., Gerald W. Haddock, John
                       C. Goff and Harry H. Frampton, III, and incorporated by reference herein)

       10.48           Agreement Regarding Schedules and Other Matters made as of September 11, 1998, by and among Crescent Operating, Inc., Gerald W. Haddock, John C. Goff and Harry
                       H. Frampton, III (filed as Exhibit 10.3 to that Schedule 13D Statement dated
                       September 28, 1998, filed by COPI Colorado, L.P., Crescent Operating Inc.,
                       Gerald W. Haddock, John C. Goff and Harry H. Frampton, III, and incorporated by reference herein)

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

       10.62           First Amendment to Lease Agreement effective December 31, 1998, between Wine
                       Country Hotel, LLC and Crescent Real Estate Funding VI, L.P., relating to Canyon
                       Ranch - Lenox (filed as Exhibit 10.62 to March 31, 1999 Form 10-Q and incorporated by reference herein)

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

       10.69           $3,100,000 Note dated February 29, 1996, made by Crescent Development Management
                       Corp. payable to Crescent Real Estate Equities Limited Partnership (filed as
                       Exhibit 10.69 to December 31, 1998 Form 10-K and incorporated by reference herein)

       10.70           Credit Agreement dated January 1, 1999, between Crescent Development Management
                       Corp., as borrower, and Crescent Real Estate Equities Limited Partnership, as
                       lender, and related Line of Credit Note and Security Agreement (filed as Exhibit
                       10.70 to March 31, 1999 Form 10-Q and incorporated by reference herein)

       10.71           Amended and Restated Credit Agreement dated January 1, 1999, between Crescent
                       Development Management Corp., as borrower, and Crescent Real Estate Equities
                       Limited Partnership, as lender, and related Line of Credit Note and Amended and
                       Restated Security Agreement (filed as Exhibit 10.71 to March 31, 1999 Form 10-Q and incorporated by reference herein)

       10.72           Purchase Agreement dated March 12, 1999, between Crescent Operating, Inc. and
                       Crescent Real Estate Equities Limited Partnership, relating to sale of interests in Crescent CS Holdings Corp., and Crescent CS Holdings II Corp., and related
                       Put Agreement of same date (filed as Exhibit 10.72 to March 31, 1999 Form 10-Q and incorporated by reference herein)

       10.73           Second Amendment to Lease Agreement effective April 1, 1999, between Wine
                       Country Hotel, LLC, and Crescent Real Estate Funding VI, L.P., relating to
                       Canyon Ranch-Lenox (filed as Exhibit 10.73 to March 31, 1999 Form 10-Q and incorporated by reference herein)

       10.74           Master Revolving Line of Credit Loan Agreement (Borrowing Base and Warehouse)
                       dated May 14, 1998, between Desert Mountain Properties Limited Partnership, as borrower, and National Bank of Arizona, as lender; Modification Agreement dated
                       December 30, 1998; second Modification Agreement dated March 31, 1999; and
                       related Promissory Note (Borrowing Base), Promissory Note (Warehouse), Pledge
                       Agreement, Deed of Trust, and Amendment to Deed of Trust (filed as Exhibit 10.74 to March 31, 1999 Form 10-Q and incorporated by reference herein)

       10.75           Lease Agreement dated as of June 15, 1999, between Crescent Real Estate Funding
                       III, L.P. and COI Hotel Group, Inc., relating to the Renaissance Houston Hotel
                       (filed herewith)

       10.76           Guaranty of Lease dated June 15, 1999, by Crescent Operating, Inc. for the benefit of Crescent Real Estate Funding III, L.P., relating to Renaissance
                       Houston Hotel (filed herewith)

       10.77           Asset Management Agreement dated as of January 1, 1999, between Crescent Real Estate
                       Equities Limited Partnership and COI Hotel Group, Inc., relating to the Omni Austin
                       Hotel (filed herewith).

       10.78           Agreement, dated June 11, 1999, by and between Gerald W. Haddock and Crescent Operating,
                       Inc. and its subsidiaries and affiliates (filed herewith)

       27              Financial Data Schedule


       (b)  Reports on Form 8-K

       Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 16th day of August, 1999.

                                  CRESCENT OPERATING, INC.
                                  (Registrant)


                                  By   /s/ JOHN C. GOFF
                                    --------------------------------------------
                                    John C. Goff, President and Chief
                                    Executive Officer and Vice-Chairman
                                    (Principal Executive Officer)


                                  By   /s/ RICHARD P. KNIGHT
                                    --------------------------------------------
                                    Richard P. Knight, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

       Exhibit
       Number          Description of Exhibits
       ------------    ---------------------------------------------------------
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

       4.4             Second Amendment to Preferred Share Purchase Rights
                       Agreement dated as of March 4, 1999, between Crescent
                       Operating, Inc. and Bank Boston, N.A., as Rights Agent
                       (filed as Exhibit 4.4 to March 31, 1999 Form 10-Q
                       ("March 31, 1999 Form 10-Q") and incorporated by reference herein)

       10.1            Amended  Stock   Incentive   Plan  (filed  as  Exhibit  10.1  to  Form  S-1  and
                       incorporated by reference herein)

       10.2            Intercompany Agreement between Crescent Operating, Inc.
                       and Crescent Real Estate Equities Limited Partnership
                       (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997 ("June
                       30, 1997 Form 10-Q") and incorporated by reference herein)

       10.3            Amended and Restated  Operating  Agreement of Charter Behavioral Health Systems,
                       LLC  (filed as  Exhibit  10.3 to June 30,  1997 Form  10-Q and  incorporated  by reference herein)

       10.5            Amended and Restated  Credit and Security  Agreement,  dated as of May 30, 1997,
                       between  Crescent  Real  Estate  Equities   Limited   Partnership  and  Crescent
                       Operating,  Inc.,  together  with  related  Note  (filed as Exhibit  10.5 to the
                       Company's  September  30,  1997 Form 10-Q  ("September  30, 1997 Form 10-Q") and
                       incorporated by reference herein)

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

       10.22           Amended and Restated Lease Agreement, dated June 30, 1995 between Crescent Real
                       Estate Equities Limited Partnership and RoseStar Management LLC, relating to the
                       Denver Marriott City Center (filed as Exhibit 10.17 to the Annual Report on Form
                       10-K of Crescent Real Estate Equities Company for the Fiscal Year Ended December
                       31, 1995 (the "1995 CEI 10-K") and incorporated by reference herein)

       10.23           Lease Agreement, dated December 19, 1995 between Crescent Real Estate Equities
                       Limited Partnership and RoseStar Management LLC, relating to the Hyatt Regency
                       Albuquerque (filed as Exhibit 10.16 to the 1995 CEI 10-K and incorporated by reference herein)

       10.24           Form of Amended and Restated Lease Agreement, dated January 1, 1996, among
                       Crescent Real Estate Equities Limited Partnership, Mogul Management, LLC and
                       RoseStar Management LLC, relating to the Hyatt Regency Beaver Creek (filed as
                       Exhibit 10.12 to the 1995 CEI 10-K and incorporated by reference herein)

       10.25           Lease Agreement, dated July 26, 1996, between Canyon Ranch, Inc. and Canyon
                       Ranch Leasing, L.L.C., assigned by Canyon Ranch, Inc. to Crescent Real Estate
                       Equities Limited Partnership pursuant to the Assignment and Assumption Agreement of Master Lease, dated July 26, 1996 (filed as Exhibit 10.24 to the Quarterly
                       Report on Form 10-Q/A of Crescent Real Estate Equities Company for the Quarter
                       Ended June 30, 1997 (the "1997 CEI 10-Q") and incorporated by reference herein)

       10.26           Lease Agreement, dated November 18, 1996 between Crescent Real Estate Equities
                       Limited Partnership and Wine Country Hotel, LLC (filed as Exhibit 10.25 to the
                       Annual Report on Form 10-K of Crescent Real Estate Equities Company for the
                       Fiscal Year Ended December 31, 1996 and incorporated by reference herein)

       10.27           Lease Agreement, dated December 11, 1996, between Canyon Ranch-Bellefontaine
                       Associates, L.P. and Vintage Resorts, L.L.C., as assigned by Canyon
                       Ranch-Bellefontaine Associates, L.P. to Crescent Real Estate Funding VI, L.P.
                       pursuant to the Assignment and Assumption Agreement of Master Lease, dated
                       December 11, 1996 (filed as Exhibit 10.26 to the 1997 CEI 10-Q and incorporated by reference herein)

       10.28           Master Lease Agreement, dated June 16, 1997, between Crescent Real Estate
                       Funding VII, L.P. and Charter Behavioral Health Systems, LLC and its
                       subsidiaries, relating to the Facilities (filed as Exhibit 10.27 to the 1997 CEI
                       10-Q and incorporated by reference herein)

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

       10.46           Agreement of Limited Partnership of COPI Colorado, L.P. (filed as Exhibit 10.1 to that Schedule 13D Statement dated September 28, 1998, filed by COPI Colorado,
                       L.P., Crescent Operating, Inc., Gerald W. Haddock, John C. Goff and Harry H.
                       Frampton, III, and incorporated by reference herein)

       10.47           Contribution Agreement effective as of September 11, 1998, by and among Crescent
                       Operating, Inc., Gerald W. Haddock, John C. Goff and Harry H. Frampton, III
                       (filed as Exhibit 10.2 to that Schedule 13D Statement dated September 28, 1998, filed by COPI Colorado, L.P., Crescent Operating, Inc., Gerald W. Haddock, John
                       C. Goff and Harry H. Frampton, III, and incorporated by reference herein)

       10.48           Agreement Regarding Schedules and Other Matters made as of September 11, 1998, by and among Crescent Operating, Inc., Gerald W. Haddock, John C. Goff and Harry
                       H. Frampton, III (filed as Exhibit 10.3 to that Schedule 13D Statement dated
                       September 28, 1998, filed by COPI Colorado, L.P., Crescent Operating Inc.,
                       Gerald W. Haddock, John C. Goff and Harry H. Frampton, III, and incorporated by reference herein)

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

       10.62           First Amendment to Lease Agreement effective December 31, 1998, between Wine
                       Country Hotel, LLC and Crescent Real Estate Funding VI, L.P., relating to Canyon
                       Ranch - Lenox (filed as Exhibit 10.62 to March 31, 1999 Form 10-Q and incorporated by reference herein)

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

       10.69           $3,100,000 Note dated February 29, 1996, made by Crescent Development Management
                       Corp. payable to Crescent Real Estate Equities Limited Partnership (filed as
                       Exhibit 10.69 to December 31, 1998 Form 10-K and incorporated by reference herein)

       10.70           Credit Agreement dated January 1, 1999, between Crescent Development Management
                       Corp., as borrower, and Crescent Real Estate Equities Limited Partnership, as
                       lender, and related Line of Credit Note and Security Agreement (filed as Exhibit
                       10.70 to March 31, 1999 Form 10-Q and incorporated by reference herein)

       10.71           Amended and Restated Credit Agreement dated January 1, 1999, between Crescent
                       Development Management Corp., as borrower, and Crescent Real Estate Equities
                       Limited Partnership, as lender, and related Line of Credit Note and Amended and
                       Restated Security Agreement (filed as Exhibit 10.71 to March 31, 1999 Form 10-Q and incorporated by reference herein)

       10.72           Purchase Agreement dated March 12, 1999, between Crescent Operating, Inc. and
                       Crescent Real Estate Equities Limited Partnership, relating to sale of interests in Crescent CS Holdings Corp., and Crescent CS Holdings II Corp., and related
                       Put Agreement of same date (filed as Exhibit 10.72 to March 31, 1999 Form 10-Q and incorporated by reference herein)

       10.73           Second Amendment to Lease Agreement effective April 1, 1999, between Wine
                       Country Hotel, LLC, and Crescent Real Estate Funding VI, L.P., relating to
                       Canyon Ranch-Lenox (filed as Exhibit 10.73 to March 31, 1999 Form 10-Q and incorporated by reference herein)

       10.74           Master Revolving Line of Credit Loan Agreement (Borrowing Base and Warehouse)
                       dated May 14, 1998, between Desert Mountain Properties Limited Partnership, as borrower, and National Bank of Arizona, as lender; Modification Agreement dated
                       December 30, 1998; second Modification Agreement dated March 31, 1999; and
                       related Promissory Note (Borrowing Base), Promissory Note (Warehouse), Pledge
                       Agreement, Deed of Trust, and Amendment to Deed of Trust (filed as Exhibit 10.74 to March 31, 1999 Form 10-Q and incorporated by reference herein)

       10.75           Lease Agreement dated as of June 15, 1999, between Crescent Real Estate Funding
                       III, L.P. and COI Hotel Group, Inc., relating to the Renaissance Houston Hotel
                       (filed herewith)

       10.76           Guaranty of Lease dated June 15, 1999, by Crescent Operating, Inc. for the benefit of Crescent Real Estate Funding III, L.P., relating to Renaissance
                       Houston Hotel (filed herewith)

       10.77           Asset Management Agreement dated as of January 1, 1999, between Crescent Real Estate
                       Equities Limited Partnership and COI Hotel Group, Inc., relating to the Omni Austin
                       Hotel (filed herewith).

       10.78           Agreement, dated June 11, 1999, by and between Gerald W. Haddock and Crescent Operating,
                       Inc. and its subsidiaries and affiliates (filed herewith)

       27              Financial Data Schedule