Form 10-Q/A
period 1999-06-30
CRESCENT OPERATING INC
filed 1999-08-30
CIK 1035426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A


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

                                 YES [X] NO [ ]


The Company hereby amends its Form 10-Q for the quarter ended June 30, 1999, by substituting the following phrase for the final phrase on the facing page of such previously filed Form 10-Q:

Number of shares of Common Stock, $.01 par value, outstanding as of August 16, 1999: 11,413,263

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 30th day of August, 1999.

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