Form 10-Q
period 1999-09-30
CRESCENT OPERATING INC
filed 1999-11-15
CIK 1035426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-22725


                            CRESCENT OPERATING, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                 75-2701931
  -------------------------------------   ------------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

    306 West 7th Street, Suite 1000
           Fort Worth, Texas                              76102
  -------------------------------------   ------------------------------------
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

                                 YES [X] NO [ ]


Number of shares of Common Stock, $.01 par value, outstanding as of November 15, 1999: 11,414,963

                            CRESCENT OPERATING, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

                                                                                                             Page
                                                                                                             ----
Item 1.       Financial Statements:

              Consolidated Balance Sheets......................................................................3

              Consolidated Statements of Operations............................................................4

              Consolidated Statement of Changes in Shareholders' Equity (Deficit)..............................6

              Consolidated Statements of Cash Flows............................................................7

              Notes To Consolidated Financial Statements (Unaudited)...........................................8

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations...........17

Item 3.       Quantitative and Qualitative Disclosures About Market Risk......................................31


                                            PART II - OTHER INFORMATION


Item 1.       Legal Proceedings...............................................................................31

Item 2.       Change in Securities and Use of Proceeds........................................................31

Item 3.       Defaults Upon Senior Securities.................................................................31

Item 4.       Submission of Matters to a Vote of Security Holders.............................................31

Item 5.       Other Information...............................................................................31

Item 6.       Exhibits and Reports on Form 8-K................................................................32

                            CRESCENT OPERATING, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                    September 30, 1999   December 31, 1998
                                                                    ------------------   -----------------
                                                                       (unaudited)           (audited)
                                                   ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $           31,765   $          42,810
  Accounts receivable, net                                                      48,068              35,544
  Inventories                                                                   49,987              34,203
  Real estate                                                                  128,916             109,301
  Prepaid expenses and other current assets                                      9,610               7,508
                                                                    ------------------   -----------------
     Total current assets                                                      268,346             229,366
                                                                    ------------------   -----------------

PROPERTY AND EQUIPMENT, NET                                                    205,337             162,181
                                                                    ------------------   -----------------

INVESTMENTS                                                                     94,004             367,105
                                                                    ------------------   -----------------

OTHER ASSETS
  Real estate                                                                   94,662              68,809
  Intangible assets, net                                                        85,413              82,513
  Other assets                                                                  54,560              27,359
                                                                    ------------------   -----------------
     Total other assets                                                        234,635             178,681
                                                                    ------------------   -----------------

TOTAL ASSETS                                                        $          802,322   $         937,333
                                                                    ==================   =================

                              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                             $           79,824   $          64,749
  Accounts payable - CEI                                                        10,700               7,731
  Current portion of long-term debt - CEI                                        5,779               7,668
  Current portion of long-term debt                                             83,988              84,539
  Deferred revenue                                                              43,314              46,998
                                                                    ------------------   -----------------
     Total current liabilities                                                 223,605             211,685

LONG-TERM DEBT - CEI, NET OF CURRENT PORTION                                   233,039             220,944

LONG-TERM DEBT, NET OF CURRENT PORTION                                         125,021              57,988

OTHER LIABILITIES                                                               45,966              34,578
                                                                    ------------------   -----------------

     Total liabilities                                                         627,631             525,195
                                                                    ------------------   -----------------

MINORITY INTERESTS                                                             190,917             428,206
                                                                    ------------------   -----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.01 par value, 10,000 shares authorized,
      no shares issued or outstanding                                               --                  --
  Common stock, $0.01 par value, 22,500 shares authorized,
      11,414 and 11,402 shares issued, respectively                                114                 114
  Additional paid-in capital                                                    17,713              17,667
  Deferred compensation on restricted shares                                      (250)               (210)
  Accumulated comprehensive income (loss)                                       (9,578)             (9,763)
  Retained deficit                                                             (19,919)            (21,024)
  Treasury stock at cost, 1,103 and 700 shares, respectively                    (4,306)             (2,852)
                                                                    ------------------   -----------------
      Total shareholders' equity (deficit)                                     (16,226)            (16,068)
                                                                    ------------------   -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                $          802,322   $         937,333
                                                                    ==================   =================

    See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (Amounts in thousands, except per share data, unaudited)


                                                           For the three            For the three
                                                           months ended             months ended
                                                        September 30, 1999       September 30, 1998
                                                      -----------------------  -----------------------
 REVENUES
    Equipment sales & leasing                         $                37,163  $                33,461
    Hospitality                                                        65,384                   58,182
    Land development                                                   73,055                   20,183
                                                      -----------------------  -----------------------

       Total revenues                                                 175,602                  111,826
                                                      -----------------------  -----------------------

 OPERATING EXPENSES
    Equipment sales & leasing                                          35,139                   31,372
    Hospitality                                                        50,520                   43,380
    Hospitality properties rent - CEI                                  13,656                   13,579
    Land development                                                   72,565                   25,077
    Corporate general and administrative                                  776                    1,112
                                                      -----------------------  -----------------------

       Total operating expenses                                       172,656                  114,520
                                                      -----------------------  -----------------------

 INCOME (LOSS) FROM OPERATIONS                                          2,946                   (2,694)
                                                      -----------------------  -----------------------

 INVESTMENT INCOME                                                      1,859                    5,738
                                                      -----------------------  -----------------------

 OTHER (INCOME) EXPENSE
    Interest expense                                                    7,789                    4,387
    Interest income                                                      (884)                    (908)
    Other                                                                 182                     (225)
                                                      -----------------------  -----------------------

       Total other (income) expense                                     7,087                    3,254
                                                      -----------------------  -----------------------

 INCOME (LOSS) BEFORE INCOME
     TAXES AND MINORITY INTERESTS                                      (2,282)                    (210)

 INCOME TAX PROVISION (BENEFIT)                                        (1,284)                  (1,320)
                                                      -----------------------  -----------------------

 INCOME (LOSS) BEFORE MINORITY INTERESTS                                 (998)                   1,110

 MINORITY INTERESTS                                                    (1,465)                  (1,021)
                                                      -----------------------  -----------------------

 NET INCOME (LOSS)                                    $                (2,463) $                    89
                                                      =======================  =======================

 EARNINGS (LOSS) PER SHARE
    Basic                                             $                 (0.24) $                  0.01
                                                      =======================  =======================
    Diluted                                           $                 (0.24) $                  0.01
                                                      =======================  =======================

 WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                                              10,313                   11,352
                                                      =======================  =======================
    Diluted                                                            10,313                   12,070
                                                      =======================  =======================

       See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (Amounts in thousands, except per share data, unaudited)



                                                           For the nine            For the nine
                                                           months ended            months ended
                                                       September 30, 1999       September 30, 1998
                                                      ----------------------  -----------------------
 REVENUES
    Equipment sales & leasing                         $              103,858  $                53,000
    Hospitality                                                      183,894                  169,550
    Land development                                                 197,991                   93,462
                                                      ----------------------  -----------------------

       Total revenues                                                485,743                  316,012
                                                      ----------------------  -----------------------

 OPERATING EXPENSES
    Equipment sales & leasing                                         98,737                   49,824
    Hospitality                                                      140,241                  123,791
    Hospitality properties rent - CEI                                 40,450                   38,095
    Land development                                                 188,557                   97,399
    Corporate general and administrative                               1,766                    2,251
                                                      ----------------------  -----------------------

       Total operating expenses                                      469,751                  311,360
                                                      ----------------------  -----------------------

 INCOME FROM OPERATIONS                                               15,992                    4,652
                                                      ----------------------  -----------------------

 INVESTMENT INCOME                                                    15,700                   12,388
                                                      ----------------------  -----------------------

 OTHER (INCOME) EXPENSE
    Interest expense                                                  21,003                   11,639
    Interest income                                                   (2,648)                  (3,124)
    Other                                                                325                     (188)
                                                      ----------------------  -----------------------

       Total other (income) expense                                   18,680                    8,327
                                                      ----------------------  -----------------------

 INCOME BEFORE INCOME
     TAXES AND MINORITY INTERESTS                                     13,012                    8,713

 INCOME TAX PROVISION                                                     60                    2,948
                                                      ----------------------  -----------------------

 INCOME BEFORE MINORITY INTERESTS                                     12,952                    5,765

 MINORITY INTERESTS                                                  (11,847)                  (4,912)
                                                      ----------------------  -----------------------

 NET INCOME                                           $                1,105  $                   853
                                                      ======================  =======================

 EARNINGS PER SHARE
 Basic                                                $                 0.11  $                  0.08
                                                      ======================  =======================
 Diluted                                              $                 0.10  $                  0.07
                                                      ======================  =======================

 WEIGHTED AVERAGE SHARES OUTSTANDING
 Basic                                                                10,380                   11,298
                                                      ======================  =======================
 Diluted                                                              10,993                   12,056
                                                      ======================  =======================

      See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                        (Amounts in thousands, unaudited)



                                               Common stock              Treasury stock
                                         --------------------------- ----------------------------     Additional
                                            Shares        Amount        Shares          Amount     paid-in capital
                                         ------------- ------------- -------------  -------------  ---------------
BALANCE at December 31, 1998                    11,402 $         114          (700) $      (2,852) $        17,667

Comprehensive income:

    Net income                                      --            --            --             --               --

    Unrealized gain on Magellan warrants            --            --            --             --               --


Comprehensive income

Stock options exercised                              6            --            --             --                6

Issuance of restricted common stock                  6            --            --             --               40

Purchase of treasury stock                          --            --          (403)       (1,454)               --
                                         ------------- ------------- -------------  ------------   ---------------

BALANCE at September 30, 1999                   11,414 $         114        (1,103) $     (4,306)  $        17,713
                                         ============= ============= =============  ============   ===============



                                            Deferred
                                           compensation   Accumulated
                                          on restricted  comprehensive    Retained
                                              shares      income (loss)   deficit        Total
                                          -------------  --------------  -----------  -----------
BALANCE at December 31, 1998              $        (210) $       (9,763) $   (21,024) $   (16,068)
                                                                                      -----------

Comprehensive income:

    Net income                                       --              --        1,105        1,105

    Unrealized gain on Magellan warrants             --             185           --          185
                                                                                      -----------

Comprehensive income                                                                        1,290

Stock options exercised                              --              --           --            6

Issuance of restricted common stock                 (40)             --           --           --

Purchase of treasury stock                           --              --           --       (1,454)
                                          -------------  --------------  -----------  -----------

BALANCE at September 30, 1999             $        (250) $       (9,578) $   (19,919) $   (16,226)
                                          =============  ==============  ===========  ===========


      See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Amounts in thousands, unaudited)

                                                                                For the nine        For the nine
                                                                                months ended        months ended
                                                                             September 30, 1999   September 30, 1998
                                                                             ------------------   ------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                               $            1,105   $              853
    Adjustments to reconcile net income
      to net cash (used in) provided by operating activities:
        Depreciation                                                                     15,432                8,960
        Amortization                                                                     10,349                5,384
        Provision for deferred income taxes                                             (23,902)              (2,493)
        Gain on sale of investments                                                      (1,942)                  --
        Equity in income of unconsolidated subsidiaries                                 (13,758)             (12,388)
        Minority interests in net losses                                                 11,847                4,912
        Deferred compensation                                                                --                   50
        Gain on sale of property and equipment                                           (4,030)                (468)
        Changes in assets and liabilities, net of effects from acquistions:
            Accounts receivable                                                          (9,576)              (1,520)
            Inventories                                                                 (29,973)              (4,802)
            Prepaid expenses and current assets                                          (1,555)              (1,604)
            Real estate                                                                 (47,345)              (1,823)
            Other assets                                                                    987                  (54)
            Accounts payable and accrued expenses                                         9,751               (2,895)
            Accounts payable - CEI                                                        4,033                1,222
            Deferred revenue, current and noncurrent                                      6,789               14,317
            Other liabilities                                                               449                1,550
                                                                             ------------------   ------------------
                 Net cash (used in) provided by operating activities                    (71,339)               9,201
                                                                             ------------------   ------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of business interests, net of cash acquired                              (26,047)             (16,479)
   Acquisition of business interests for minority interests                             (10,587)            (122,604)
   Purchases of property and equipment                                                  (38,743)             (26,344)
   Purchase of treasury stock                                                            (1,454)                  --
   Proceeds from sale of investments                                                     22,436                   --
   Proceeds from sale of property and equipment                                          24,065                3,271
   Net (issuance of) proceeds from sale and collection of notes receivable               (1,222)              25,887
   Net distributions from investments                                                     8,942               15,525
   Other                                                                                  1,137                   --
                                                                             ------------------   ------------------
                 Net cash used in investing activities                                  (21,473)            (120,744)
                                                                             ------------------   ------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of long-term debt                                                           248,655               50,845
   Payments on long-term debt                                                           (61,073)             (28,950)
   Proceeds of long-term debt - CEI                                                      36,342               21,706
   Payments on long-term debt - CEI                                                    (166,909)             (49,237)
   Capital contributions by minority interests                                           35,058              124,029
   Distributions to minority interests                                                   (8,133)             (11,091)
   Other                                                                                 (2,173)                  23
                                                                             ------------------   ------------------
                 Net cash provided by financing activities                               81,767              107,325
                                                                             ------------------   ------------------

 NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                                     (11,045)             (4,218)

 CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                                   42,810               43,401
                                                                             ------------------   ------------------

 CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                             $           31,765   $           39,183
                                                                             ==================   ==================

 See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       ORGANIZATION AND BASIS OF PRESENTATION:

Crescent Operating, Inc. was formed on April 1, 1997 by Crescent Real Estate Equities Company ("CEI") and its subsidiary Crescent Real Estate Equities Limited Partnership ("Crescent Partnership"). Effective June 12, 1997, CEI distributed shares of Crescent Operating, Inc. common stock to shareholders of CEI and unit holders of Crescent Partnership of record on May 30, 1997.

Crescent Operating, Inc. ("Crescent Operating" or "COPI") is a diversified management company that, through various subsidiaries and affiliates (collectively with Crescent Operating, the "Company"), currently operates primarily in four business segments: Equipment Sales and Leasing, Hospitality, Temperature Controlled Logistics (formerly Refrigerated Warehousing) and Land Development. Through these segments, Crescent Operating does business throughout the United States.

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

The financial results of the Company include the following:

o   Subsidiaries which are wholly-owned and consolidated:
    o  Crescent Machinery Company ("Crescent Machinery");
    o  Rosestar Management LLC ("Rosestar"); and
    o  COI Hotel Group, Inc. ("COI Hotel").

o Subsidiaries which are not wholly-owned but the Company controls and therefore consolidates:
    o  A 5% economic interest in:

       - The Woodlands Land Company, Inc. ("LandCo") which has a 42.5% general partner interest in The Woodlands Land Development Company, L.P. ("Landevco");

       - Desert Mountain Development Corporation ("Desert Mountain Development") which consolidates its 93% general partner interest in Desert Mountain Properties Limited Partnership ("DMPLP"); and

       - CRL Investments, Inc. ("CRL") which beneficially owns 60% of CR Las Vegas, LLC ("CR Las Vegas") and 20% of CR License, LLC ("CR License").

    o A 50% general partner interest in COPI Colorado, L.P. ("COPI Colorado") which owns 10% of Crescent Development Management Corp. ("CDMC"). The 10% interest in CDMC represents 100% of the voting stock, and therefore, CDMC is consolidated into COPI Colorado.

o   Subsidiaries which the Company reports on the equity method of accounting:

    o   A 42.5% interest in the Woodlands Operating Company, L.P. ("TWOC");

    o A 40% interest in Vornado Crescent Operations, L.P. ("AmeriCold Operations");

    o A direct 25% common membership interest in Charter Behavioral Health Systems, LLC ("CBHS");

    o An indirect 65% common membership interest in CBHS held through a limited partner interest in COPI CBHS Holdings, L.P.; and

    o A 1% interest in each of Crescent CS Holdings Corporation ("CS I") and Crescent CS Holdings II Corporation ("CS II"), (collectively, "AmeriCold Logistics").


2.       RECENT DEVELOPMENTS:

EQUIPMENT SALES AND LEASING

Effective July 1, 1999, Crescent Machinery acquired all of the stock of E. L. Lester and Company ("Lester"), a company engaged in equipment sales, leasing and servicing, located in Houston, Texas. The purchase price of approximately $18.2 million was comprised of $8.5 million cash, the issuance of notes payable by Crescent Operating in the amount of $6.0 million and the assumption of liabilities of $3.7 million. The transaction was treated as a purchase for accounting purposes, and accordingly, the results of operations have been included in the Company's consolidated financial statements from the date of acquisition.

Effective July 1, 1999, Crescent Machinery acquired all of the stock of Solveson Crane Rental, Inc. ("Solveson"), a company engaged in equipment sales, leasing and servicing, located in Tracy, California. The purchase price of approximately $6.4 million was comprised of $3.2 million cash and the assumption of liabilities of $3.2 million. The transaction was treated as a purchase for accounting purposes, and accordingly, the results of operations have been included in the Company's consolidated financial statements from the date of acquisition.

HOSPITALITY

On July 23, 1999, CRL exercised its option to purchase an additional 10% economic interest in CR License by paying $2.0 million, bringing CRL's total economic interest in CR License to 20%. CR License is the entity which owns the rights to the future use of the "Canyon Ranch" name. CRL has the opportunity over the next year to pay an additional $3.0 million to obtain an additional 10% interest in CR License.

LAND DEVELOPMENT

On August 27, 1999 and October 27, 1999, the Company sold its investments in Hillwood/1642, Ltd. ("Hillwood") and Corporate Arena Associates, Inc. ("Corporate Arena"), respectively, for an aggregate price of approximately $1.4 million. Together, the sales resulted in an approximate $0.2 million gain.

OTHER

On October 25, 1999, the Company received notice from The Nasdaq-Amex Market Group (the "Nasdaq") that, for the 30 consecutive trading days preceding such date, the Company's common stock failed to maintain a closing bid price of greater than or equal to $5.00, the minimum closing bid price required for continued listing under the Nasdaq National Market maintenance standard applicable to the Company. The Nasdaq has informed the Company that, in order to continue to be listed on the Nasdaq National Market, the Company must regain compliance with the applicable maintenance standard on or before January 24, 2000. The Company will regain compliance if the closing bid price of its common stock equals or exceeds $5.00 for 10 consecutive trading days. In the event that the Company does not regain compliance on or before January 24, 2000, the Company could pursue several options, including requesting a hearing before a Nasdaq panel on the issue of compliance or applying for listing on the Nasdaq SmallCap Market.

On September 9, 1999, Crescent Operating, Magellan Health Services, Inc. ("Magellan"), Crescent Partnership and CBHS completed a recapitalization of CBHS and restructuring of the relationships among the parties. In connection with the restructuring, Magellan transferred its remaining hospital-based assets (including Charter Advantage, Charter Franchise Services, LLC, the call center assets, the Charter name and related intellectual property and certain other assets) to CBHS, and released CBHS from all accrued and future franchise fees. As a result, Magellan is no longer obligated to provide franchise services to CBHS. Magellan also transferred 80% of its CBHS common interest and all of its CBHS preferred interest to CBHS, leaving Magellan with a 10% common membership interest, Crescent Operating with a 25% common membership interest and 100% of the preferred membership interest in CBHS, and a limited partnership controlled by individual officers of Crescent Operating and in which Crescent Operating owns 100% of the economic interests, with a 65% common interest in CBHS.

In connection with the restructuring, Magellan, CBHS, Crescent Partnership and Crescent Operating also provided each other with mutual releases of all claims and disputes against each other, with certain specified exceptions, and Crescent Partnership deferred the August 1999 rent due from CBHS to the last four months of 1999. Additionally, in connection with the settlement and mutual release of the related claims between Magellan and Crescent Operating, the $2.5 million held in escrow was released to Crescent Operating.

Magellan and CBHS also have modified and extended their existing arrangement which designates CBHS as a preferred provider of inpatient acute behavioral health services.

Effective November 10, 1999, Crescent Partnership agreed to defer the November 1999 and December 1999 minimum rent due from CBHS to December 16, 1999. In addition, CBHS authorized Crescent Partnership to market and sell certain of the health care facilities currently leased by CBHS under the master lease with Crescent Partnership. Upon the closing of each sale of the subject facilities, Crescent Partnership will reduce the amount of monthly minimum rent due under the master lease by a specified percentage of the net proceeds of any such sale. Further, Crescent Partnership and CBHS have agreed that, unless extended by Crescent Partnership, the master lease will terminate on January 31, 2000, with respect to facilities that can be sold under the master lease, subject to certain holdover provisions.

Crescent Operating did not record gains or losses with respect to the above transactions with CBHS. Crescent Operating had previously written off its investment in CBHS.

As of November 12, 1999, COPI Colorado had purchased approximately 1.1 million shares of Crescent Operating common stock at a total purchase price of $4.3 million. The average price paid for such shares, excluding brokers' commissions, was $3.88 per share.

3.       INVESTMENTS:

Investments consisted of the following (amounts in thousands):

                                                                         September 30, 1999      December 31, 1998
                                                                        ---------------------  ----------------------
    Investment in Landevco..........................................      $      51,524        $        37,880
    Investment in AmeriCold Operations..............................             12,753                     --
    Investment in CDMC projects.....................................             12,559                 22,737
    Investment in CR Las Vegas......................................              8,356                     --
    Investment in AmeriCold Logistics...............................              3,024                293,868
    Investment in Magellan warrants.................................              2,923                  2,737
    Investment in CR License........................................              2,896                  1,000
    Investment in Houston Center Athletic Club Venture..............              1,102                  1,011
    Investment in Corporate Arena ..................................                221                    127
    Investment in Hillwood..........................................                 --                    774
    Investment in Hicks-Muse........................................                 --                  7,802
    Investment in TWOC..............................................             (1,354)                  (831)
                                                                        ---------------------  ----------------------
                                                                          $      94,004          $     367,105
                                                                        =====================  ======================

Investment income consisted of the following (amounts in thousands):

                                                                         Three months ended      Nine months ended
                                                                         September 30, 1999     September 30, 1999
                                                                        ---------------------  ----------------------
    Equity in income of Landevco.....................................      $        4,760          $      13,390
    Gain on sale of Hillwood.........................................                 124                    124
    Equity in income of Houston Center Athletic Club Venture.........                  76                    211
    Equity in income (loss) of AmeriCold Logistics...................                  (2)                   283
    Hicks-Muse income................................................                  --                    239
    Gain on sale of CS I and CS II...................................                  --                  1,493
    Equity in income (loss) of TWOC..................................                 (74)                   752
    Equity in income (loss) of CDMC Projects.........................                (288)                 2,991
    Equity in loss of CR Las Vegas, LLC..............................              (1,047)                (1,047)
    Equity in loss of AmeriCold Operations...........................              (1,690)                (2,736)
                                                                        ---------------------  ----------------------
                                                                           $        1,859          $      15,700
                                                                        =====================  ======================

Due to a restructuring of the Company's investment in the Temperature Controlled Logistics segment, Crescent Operating no longer consolidates CS I and CS II for accounting purposes, which has resulted in a decrease in the investment in AmeriCold Logistics of approximately $290 million.

A summary of financial information for the Company's investments in TWOC and Landevco, each of which represents a significant unconsolidated investment is presented below (amounts in thousands). A summary of financial information for the Company's investment in CBHS has not been provided because the Company's investment balance is zero and no income or loss has been recognized since February 1998.

                                                                TWOC                                 Landevco
                                               -------------------------------------- --------------------------------------
                                                   Three months        Nine months     Three months ended     Nine months
                                                      ended                ended            ended               ended
                                                  September 30,        September 30,       September 30,     September 30,
                                                      1999                 1999               1999               1999
                                               -------------------  ----------------- -------------------- -----------------
     Revenues ............................     $            17,347  $          55,061 $             29,664 $          86,739
     Gross profit ........................     $              (178) $           1,752 $             11,631 $          32,290
     Net income (loss)....................     $              (173) $           1,769 $             11,200 $          31,507

     Crescent Operating's equity
         in income (loss) of subsidiary...     $               (74) $             752 $                238 $             670


4.       INTANGIBLE ASSETS:

Intangible assets consisted of the following (amounts in thousands):

                                                                       September 30, 1999       December 31, 1998
                                                                      ----------------------  ----------------------
    Goodwill, net - Crescent Machinery............................         $       8,362           $       7,757
    Goodwill, net - RoseStar......................................                 1,471                   1,632
    Goodwill, net - CDMC..........................................                40,333                  31,016
    Membership intangible, net - DMPLP............................                35,247                  42,108
                                                                      ----------------------  ----------------------
                                                                           $      85,413           $      82,513
                                                                      ======================  ======================

5.       LONG-TERM DEBT:

The Company's long-term debt facilities are composed of (i) corporate and wholly-owned debt, and (ii) non wholly-owned debt. Corporate and wholly-owned debt relates to debt facilities at the Crescent Operating level or owed by entities which are owned 100% by Crescent Operating. Non wholly-owned debt represents non-recourse debt owed by entities which are consolidated in the Company's financial statements but are not 100% owned by the Company; the Company's economic investment in these entities is 5% or less. Following is a summary of the Company's debt financing (amounts in thousands):

                                                                         September 30, 1999    December 31, 1998
                                                                        --------------------- ---------------------
      LONG-TERM DEBT - CORPORATE AND WHOLLY-OWNED SUBSIDIARIES

      Equipment notes payable to various finance companies, weighted
      average interest of 8.5% due 1999 through 2003 (Crescent              $      93,809         $      70,074
      Machinery)....................................................

      Floor plan  debt payable, three to twelve month terms at 0%
      interest (Crescent Machinery).................................               30,939                 7,958

      Note payable to Crescent Partnership, interest at 9%, due May
      2002 (COPI)...................................................               19,500                    --

      Note payable to Crescent Partnership, interest at 12%, due May
      2002 (COPI)...................................................               15,047                24,223

      Line of credit in the amount of $15.0 million payable to Bank of America, interest at LIBOR plus 1%, due August 31, 2001
      (COPI)........................................................               15,000                15,000

      Line of credit in the amount of $17.2 million payable to
      Crescent Partnership, interest at 12%, due May 2002 or five
      years after the last draw (COPI)..............................               10,248                27,733

      Notes payable to the sellers of Western Traction, Harvey
      Equipment and Lester, weighted average interest of 7.8%, due
      2000 through 2003 (COPI)......................................                9,202                 6,670

      Note payable to Crescent Partnership, interest at 12%, due May
      2002 (COPI)...................................................                9,000                 9,000

      Notes payable to Crescent Partnership, weighted average
      interest of 10.1%, due 2002 through 2006 (RoseStar / COI
      Hotel)........................................................                2,713                 3,078
                                                                             ------------          ------------

           Total debt - corporate and wholly-owned subsidiaries.....              205,458               163,736
                                                                             ------------          ------------

      LONG-TERM DEBT - NON WHOLLY-OWNED SUBSIDIARIES

      Junior note payable to Crescent Partnership, interest at 14%,
      due December 2010 (DMPLP).....................................               60,000                60,000

      Line of credit in the amount of $48.2 million payable to
      Crescent Partnership, interest at 11.5%, due August 2004
      (CDMC)........................................................               46,065                35,976

      Construction loans for various East West Resort Development
      projects, interest at 6% to 9%, due 1999 to 2003 (CDMC).......               36,080                32,825

      Senior note payable to Crescent Partnership, interest at 10%,
      due December 2005 (DMPLP).....................................               28,266                50,717

      Line of credit in the amount of $45 million payable to
      National Bank of Arizona, interest at prime to prime plus 1%,
      due June 2000 (DMPLP).........................................               23,978                10,000

      Line of credit in the amount of $40.0 million payable to
      Crescent Partnership, interest at 11.5%, due December 2006
      (CDMC)........................................................               23,372                    --

      Line of credit in the amount of $22.9 million payable to
      Crescent Partnership, interest at 12%, due January 2003
      (CDMC)........................................................               16,294                15,035

      Line of credit in the amount of $7.0 million payable to
      Crescent Partnership, interest at 12%, due August 2003
      (CRL).........................................................                5,666                    --

      Note payable to Crescent Partnership, interest at 12%, due
      June 2005 (CDMC)..............................................                2,648                 2,850
                                                                              -----------           -----------

           Total debt - non wholly-owned subsidiaries...............              242,369               207,403
                                                                              -----------           -----------

           Total long-term debt.....................................          $   447,827           $   371,139
                                                                              ===========           ===========

      Current portion of long-term debt - CEI.......................          $     5,779           $     7,668

      Current portion of long-term debt.............................               83,988                84,539

      Long-term debt - CEI, net of current portion..................              233,039               220,944

      Long-term debt, net of current portion........................              125,021                57,988
                                                                              -----------           -----------

                Total long-term debt................................          $   447,827           $   371,139
                                                                              ===========           ===========

On August 27, 1999, the $15.0 million line of credit from Bank of America was renewed for a two year term with terms similar to the previous facility.

6.       OTHER LIABILITIES:

Other liabilities consisted of the following (in thousands):

                                                              September 30, 1999    December 31, 1998
                                                              ------------------    -----------------
   Deferred revenue...................................        $           40,764    $          29,477
   Deferred hospitality rent..........................                     4,268                3,808
   Other..............................................                       934                1,293
                                                              ------------------    -----------------
                                                              $           45,966    $          34,578
                                                              ==================    =================

7.       EARNINGS PER SHARE:

Earnings per share ("EPS") is calculated as follows (in thousands, except per share data):

                                  Three months ended September 30, 1999       Nine months ended September 30, 1999
                                ------------------------------------------  ------------------------------------------
                                    Net           Wtd Avg.      Per Share       Net       Wtd. Avg.        Per Share
                                   Income          Shares        Amount       Income       Shares           Amount
                                ------------    -------------  -----------  -----------  ------------    -------------
BASIC EPS...................... $     (2,463)          10,313  $     (0.24) $     1,105        10,380    $        0.11

EFFECT OF DILUTIVE SECURITIES:
Stock Options..................                            --                                     613
                                                -------------                            ------------

DILUTED EPS.................... $     (2,463)          10,313  $     (0.24) $     1,105        10,993    $        0.10
                                                =============  ===========               ============    =============

The Company had 994,872 and 90,600 options for its common stock outstanding for the three and nine months ended September 30, 1999, respectively, which were not included in the calculation of diluted EPS as they were anti-dilutive.

8.       INCOME TAXES:

The table below shows the reconciliation of the federal statutory income tax rate to the effective tax rate.

                                                                   Three months ended           Nine months ended
                                                                   September 30, 1999          September 30, 1999
                                                                -------------------------    ------------------------
     Federal statutory income tax rate......................               35.0%                       35.0%
     State income taxes, net of federal tax benefit.........                5.0                         5.0
     Minority interests.....................................               16.5                        (7.7)
     Change in valuation allowance..........................                 -                        (31.9)
     Other, net.............................................               (0.2)                        0.1
                                                                -------------------------    ------------------------
            Effective tax rate...............................              56.3%                        0.5%
                                                                =========================    ========================

During 1999, the Company released its $4.2 million valuation allowance based on both 1999 transactions and expected future taxable income.


9.   BUSINESS SEGMENT INFORMATION:

Crescent Operating's assets and operations are located entirely within the United States and are currently comprised primarily of four business segments:
(i) Equipment Sales and Leasing, (ii) Hospitality, (iii) Temperature Controlled Logistics and (iv) Land Development. In addition to these four business segments, the Company has grouped its investment in Magellan warrants, investment in Hicks-Muse (sold in March 1999), interest expense on corporate debt and general corporate overhead costs such as legal and accounting costs, insurance costs and corporate salaries as "Other" for segment reporting purposes. The Company uses net income as the measure of segment profit or loss.

The Company has expensed its entire investment and has no obligation or commitment to fund CBHS' ongoing operations. As a result of the write-off, and irrespective of the restructuring transactions described in Note 2 above, the Company does not anticipate that it will recognize any additional losses from its investment in CBHS. Because the Company has expensed its CBHS investment and it is unlikely that the Company will recognize any material income from CBHS in the near future due to the operating losses currently being incurred by CBHS, the Company no longer reports the operations of CBHS as a separate segment.

Business segment information is summarized as follows (in thousands):

                                              Three months ended                      Nine months ended
                                     -------------------------------------  --------------------------------------
                                      September 30,       September 30,       September 30,       September 30,
                                           1999               1998                1999                1998
                                     -----------------  ------------------  ------------------  ------------------
Revenues:
   Equipment Sales and Leasing...... $          37,163  $           33,461  $          103,858  $           53,000
   Hospitality......................            65,384              58,182             183,894             169,550
   Temperature Controlled Logistics.                --                  --                  --                  --
   Land Development.................            73,055              20,183             197,991              93,462
   Other............................                --                  --                  --                  --
                                     -----------------  ------------------  ------------------  ------------------
   Total revenues................... $         175,602  $          111,826  $          485,743  $          316,012
                                     =================  ==================  ==================  ==================

Net income (loss):
   Equipment Sales and Leasing...... $              65  $              730  $              312  $              959
   Hospitality......................               719                 787               1,960               4,630
   Temperature Controlled Logistics.            (1,015)                 61                (577)                (30)
   Land Development.................              (577)                199                (192)                884
   Other............................            (1,655)             (1,688)               (398)             (5,590)
                                     -----------------  ------------------  ------------------  ------------------
   Total net income (loss).......... $          (2,463) $               89  $            1,105  $              853
                                     =================  ==================  ==================  ==================

                                      September 30, 1999  December 31, 1998
                                      ------------------  -----------------
Identifiable assets:
   Equipment Sales and Leasing......  $          185,315  $         127,215
   Hospitality......................              49,390             38,536
   Temperature Controlled Logistics.              13,846            293,780
   Land Development.................             548,346            464,634
   Other............................               5,425             13,168
                                      ------------------  -----------------
   Total identifiable assets........  $          802,322  $         937,333
                                      ==================  =================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Item 2 should be read in conjunction with the interim consolidated financial statements and the accompanying notes presented in Item 1 to this Form 10-Q. The financial statements include all adjustments which management believes are necessary to reflect a fair statement of the financial results for the interim periods presented. All such adjustments are of a normal and recurring nature. The information contained in this Item 2 should also be read in conjunction with the more detailed information included in the Company's Form 10-K for the year ended December 31, 1998. Capitalized terms used but not otherwise defined in this Item 2 have the meanings given to them in the notes to the financial statements included in Item 1.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those the Company expects to achieve. Some of the factors that might cause such a difference include (i) the impact of changes in the industries in which the Company's businesses and investments operate (including equipment sales and leasing, hospitality, temperature controlled logistics, land development and behavioral healthcare) and the economic, demographic and other competitive conditions affecting those industries, the Company's cash flows and the value of the Company's investments, (ii) the relatively high levels of debt that the Company maintains and the Company's ability to generate revenue sufficient to meet debt service payments and other operating expenses, (iii) the possibility that the Company's outstanding debt (some of which requires so-called "balloon" payments of principal) may be refinanced at higher interest rates or otherwise on terms less favorable to the Company, (iv) the continued availability of equity and debt financing that may be necessary or advantageous to expand or maintain the Company's operations and investments, (v) the underperformance or non-performance of the Company's existing business investments, (vi) the Company's inability to identify or pursue suitable business or investment opportunities, and (vii) the high levels of debt and rental payments that certain of the Company's investments are subject to make the earnings of those investments extremely sensitive to changes in operations or business activity.

Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company is not obligated to update these forward-looking statements to reflect any future events or circumstances.

                                    OVERVIEW

Crescent Operating is a diversified management company that, through various subsidiaries and affiliates, currently operates primarily in four business segments: (i) Equipment Sales and Leasing, (ii) Hospitality, (iii) Temperature Controlled Logistics (formerly Refrigerated Warehousing) and (iv) Land Development. Within these segments, the Company, through various entities, owned the following as of September 30, 1999 (collectively referred to as the "Assets"):

o THE EQUIPMENT SALES AND LEASING SEGMENT consisted of a wholly-owned interest in Crescent Machinery, a construction equipment sales, leasing and service company with 18 locations in seven states.

o THE HOSPITALITY SEGMENT consisted of (i) the Company's lessee interests in the Denver Marriott City Center, the Hyatt Regency Beaver Creek, the Hyatt Regency Albuquerque, Canyon Ranch-Tucson, Canyon Ranch-Lenox, the Ventana Inn and Spa, the Sonoma Mission Inn and Spa, the Sonoma Mission Inn Golf and

     Country Club, the Four Seasons Hotel in Houston, Texas and the Renaissance Hotel in Houston, Texas (the "Hospitality Properties"), (ii) a two-thirds interest in the Houston Center Athletic Club Venture, and (iii) a 5% economic interest in CRL Investments, Inc. ("CRL") that participates in the future use of the "Canyon Ranch" name.

o THE TEMPERATURE CONTROLLED LOGISTICS SEGMENT consisted primarily of a 40% interest in the operations of Vornado Crescent Operations, L.P. ("AmeriCold Operations"), which currently operates 103 refrigerated storage properties with an aggregate storage capacity of approximately 514.4 million cubic feet, and a 0.4% interest in AmeriCold Logistics.

o THE LAND DEVELOPMENT SEGMENT consisted of (i) a 4.65% economic interest in Desert Mountain, a master planned, luxury residential and recreational community in northern Scottsdale, Arizona, (ii) a 42.5% general partner interest in TWOC, which provides management, advisory, landscaping and maintenance services to The Woodlands, Texas and is the lessee of The Woodlands Resort and Conference Center, (iii) a 2.125% economic interest in Landevco, which owns approximately 9,000 acres for commercial and residential development as well as a realty office, an athletic center, and interests in both a title company and a mortgage company, (iv) a 50% economic interest in COPI Colorado, a company that has a 10% economic interest in Crescent Development Management Corp. ("CDMC"), which invests in entities that develop or manage residential and resort properties (primarily in Colorado) and provides support services to such properties, and (v) a 5% economic interest in an entity which owns a 6.19% interest in the construction and operation of a new multipurpose entertainment and sports center (the "Arena Project") in downtown Dallas, Texas and manages the operations of the existing arena. The Company's interest in the Arena Project was subsequently sold during the fourth quarter of 1999. See Land Development Segment - Recent Developments.

The Company has written-off its entire investment and has no obligation or commitment to fund CBHS' ongoing operations. As a result of the write-off, and irrespective of the transactions described in Note 2 to the Company's financial statements, the Company does not anticipate that it will recognize any additional losses from its investment in CBHS. Because the Company has written-off its CBHS investment and it is unlikely that the Company will recognize any material income from CBHS in the near future due to the operating losses currently being incurred by CBHS, the Company no longer reports its operations related to CBHS as a separate segment. See Other - Recent Developments.

                       EQUIPMENT SALES AND LEASING SEGMENT

RECENT DEVELOPMENTS

On August 1, 1999, Crescent Machinery opened a new location located in Fort Worth, Texas. This location offers new equipment sales, equipment rental, parts and services. A full assortment of rental equipment is available and products from JCB, Ingersoll Rand, Terex Cranes, Target and Pioneer are available for new equipment sales. The Fort Worth location is part of Crescent Machinery's overall strategy to capitalize on existing markets with potential growth such as the Dallas-Fort Worth metroplex area.

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

FINANCIAL ACTIVITY

(in thousands)                          Three months ended September 30,          Nine months ended September 30,
                                       ------------------------------------     ------------------------------------
                                             1999                1998                1999                1998
                                       ------------------    --------------     ----------------    ----------------
Revenue:
   New and used equipment..........    $           21,049    $       21,257     $         64,649    $         31,921
   Rental equipment................                 8,932             5,795               20,355              10,864
   Parts, service and supplies.....                 7,182             6,409               18,854              10,215
                                       ------------------    --------------     ----------------    ----------------
Total revenue......................                37,163            33,461              103,858              53,000

Expenses:
   Cost of sales:
      New and used equipment.......                18,395            18,138               55,174              27,506
      Rental equipment.............                 4,249             3,276               11,597               6,295
      Parts, service and supplies..                 4,683             3,818               11,863               6,485
                                       ------------------    --------------     ----------------    ----------------
Total cost of sales................                27,327            25,232               78,634              40,286

Gross profit.......................                 9,836             8,229               25,224              12,714

   Operating expenses..............                 7,812             6,140               20,103               9,538
                                       ------------------    --------------     ----------------    ----------------

Income from operations.............    $            2,024    $        2,089     $          5,121    $          3,176
                                       ==================    ==============     ================    ================

EBITDA.............................    $            5,961    $        5,214     $         15,928    $          8,731
                                       ==================    ==============     ================    ================

Crescent Machinery has grown substantially in 1999 through acquisitions and same-store growth since the prior year. Earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") for the Equipment Sales and Leasing segment for the three months ended September 30, 1999 was $6.0 million as compared to $5.2 million for the three months ended September 30, 1998. EBITDA for the Equipment Sales and Leasing segment for the nine months ended September 30, 1999 was $15.9 million as compared to $8.7 million for the nine months ended September 30, 1998. Management believes that EBITDA can be a meaningful measure of operating performance, cash generation and the ability to service debt. However, EBITDA should not be considered as an alternative to: (i) net income (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity. There can be no assurance that the Company's EBITDA is comparable to similarly titled items reported by other companies.

                               HOSPITALITY SEGMENT

RECENT DEVELOPMENTS

Crescent Partnership has committed over $40 million towards capital projects at certain of the Hospitality Properties to further enhance the guests' experience. The projects are expected to be substantially completed during the first half of 2000 and include: (i) 30 new suites and the spa expansion at the Sonoma Mission Inn and Spa, (ii) renovation of the guestrooms at the Four Seasons Hotel in Houston, (iii) renovation of the newly leased Renaissance Hotel in Houston and
(iv) four new suites and a new spa which were completed at the Ventana Inn and Spa during September 1999. Certain of these projects generate increased rent and the related construction causes a temporary reduction in the average daily rate of the hotel due to the negative impact on the guests' experience during construction.

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

FINANCIAL ACTIVITY

The following table sets forth certain information about the Hospitality Properties for the nine months ended September 30, 1999 and 1998. The information for the Hospitality Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination health and fitness resorts that measure performance based on available guest nights.

                                                                     For the Nine Months Ended September 30,
                                                            ----------------------------------------------------------
                                       Year                                                          Revenue Per
                                    Completed/                  Average          Average Daily      Available Room
                                       Last                  Occupancy Rate      Rate ("ADR")         ("REVPAR")
                                     Renovated     Rooms      1999     1998      1999      1998      1999      1998
                                     ---------    --------- --------- ------- ----------- -------- --------- ---------
Full-Service/Luxury Hotels
Hyatt Regency Beaver Creek....       1989/1998       276(1)    75%      72%   $   254      $236    $ 191     $ 173
Denver Marriott City Center...       1982/1994       613       81       81        125       126      100       102
Hyatt Regency Albuquerque.....       1990/1998       395       69       70        105       102       72        71
Sonoma Mission Inn & Spa......       1927/1999       178(3)    82       84        218       230      178       193
Four Seasons Hotel Houston....       1982/1999       399       65       65        197       179      128       116
Ventana Inn & Spa.............       1975/1999        62       80       58(2)     371       380      297       221(2)
Renaissance Houston...........         1974          389       63       68         94        92       59        63
                                                  --------- --------- ------- ----------- -------- --------- ---------
    Total/Weighted Average                         2,312       72%      73%   $   161      $155    $ 117     $ 113
                                                  ========= ========= ======= =========== ======== ========= =========

Destination Health & Fitness Resorts
Canyon Ranch-Tucson...........         1980          250(4)
Canyon Ranch-Lenox............         1989          212(4)
                                                  --------- --------- ------- ----------- -------- --------- ---------
    Total/Weighted Average                           462      88%(5)   87%(5) $   529(6)  $ 493(6) $  446(7) $ 414(7)
                                                  ========= ========= ======= =========== ======== ========= =========

(1) In 1998, the number of rooms at Hyatt Regency Beaver Creek was reduced to 276 due to 19 rooms being converted into a 20,000 square foot spa.
(2) Average occupancy and REVPAR decreased in 1998 due to the closing of the Ventana Inn and Spa for approximately three months as a result of the major access road leading to the property being washed out.
(3) In February 1999, 20 rooms were taken out of commission during the construction of the spa.
(4) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.
(5) Represents the number of paying and complimentary guests for the period, divided by the maximum number of available guest nights for the period.
(6) Represents the average daily "all-inclusive" guest package charges for the period, divided by the average daily number of paying guests for the period.
(7) Represents the total "all-inclusive" guest package charges for the period, divided by the maximum number of available guest nights for the period.

                    TEMPERATURE CONTROLLED LOGISTICS SEGMENT

FINANCIAL ACTIVITY

As a result of the restructuring of the Temperature Controlled Logistics segment, as of September 30, 1999, the Company had a 40% economic interest in AmeriCold Operations and a 0.4% interest in AmeriCold Logistics. Because the restructuring did not become effective until March 12, 1999, the Company's economic share of the operations of AmeriCold Logistics for the nine months ended September 30, 1999 included a 2% economic interest for the period from January 1, 1999 through March 11, 1999 and a 0.4% economic interest for the period from March 12, 1999 through September 30, 1999. The Company's economic share of the operations of AmeriCold Operations for the nine months ended September 30, 1999 includes a 40% economic interest for the period from March 12, 1999 through September 30, 1999.

The Company's share of the net loss from AmeriCold Operations for the three and nine months ended September 30, 1999 was $1.7 million and $2.7 million, respectively. During these periods, margins of AmeriCold Operations were lower than anticipated, in part, from changes in product mix and delays in two start-up warehouse operations. The Company's share of net income from AmeriCold Logistics for each of the three months ended September 30, 1999 and 1998 was less than $0.1 million. The Company's share of net income (loss) from AmeriCold Logistics for the nine months ended September 30, 1999 and 1998 was $0.3 million and $(0.1) million, respectively. Also included in net income (loss) for the Temperature Controlled Logistics segment for the three and nine months ended September 30, 1999 was the $1.5 million gain on sale of 80% of the Company's interest in AmeriCold Logistics.

                            LAND DEVELOPMENT SEGMENT

RECENT DEVELOPMENTS

On August 27, 1999 and October 27, 1999, the Company sold its investments in Hillwood and Corporate Arena, respectively, for an aggregate price of approximately $1.4 million. Together, the sales resulted in an approximate $0.2 million gain.

FINANCIAL ACTIVITY

Net loss for the Land Development Segment was $0.6 million and $0.2 million for the three and nine months ended September 30, 1999, respectively. The Company's share of Desert Mountain Development's net loss for the three and nine months ended September 30, 1999 was $0.2 million and $0.1 million, respectively. The Company's share of net income from both The Woodlands Land Company and WOCOI Investment Company for the three and nine months ended September 30, 1999 was $0.1 million and $0.9 million, respectively. The Company's share of COPI Colorado's net loss for the three and nine months ended September 30, 1999 was $0.5 million and $1.0 million, respectively.

The following table sets forth certain information as of September 30, 1999 relating to the residential development properties in which the Company owns an interest.

                                                  Total
                                                Lots/Units          Total            Average
                                  Total          Developed       Lots/Units        Closed Sale
                                Lots/Units        Since            Closed             Price           Range of Proposed
  Land Development               Planned        Inception      Since Inception     Per Lot/Unit     Sale Prices Per Lot(1)
  ----------------               -------        ---------      ---------------     ------------     ----------------------
  Desert Mountain............       2,665          2,155            1,900          $ 470,000(2)     $375,000 - $3,000,000
  The Woodlands..............      36,845         21,356           21,356          $  49,554          $15,300 - $500,000
  CDMC.......................       2,600            135              132          $ 683,467         $18,000 - $4,075,000
                                -----------     -----------    ----------------

  Total Land Development.....      42,110         23,646           23,388
                                ===========     ===========    ================

(1) Based on existing inventory of developed lots and lots to be developed.
(2) Includes golf membership, which for 1999 is approximately $175,000.

                                      OTHER

RECENT DEVELOPMENTS

On October 25, 1999, the Company received notice from The Nasdaq-Amex Market Group (the "Nasdaq") that, for the 30 consecutive trading days preceding such date, the Company's common stock failed to maintain a closing bid price of greater than or equal to $5.00, the minimum closing bid price required for continued listing under the Nasdaq National Market maintenance standard applicable to the Company. The Nasdaq has informed the Company that, in order to continue to be listed on the Nasdaq National Market, the Company must regain compliance with the applicable maintenance standard on or before January 24, 2000. The Company will regain compliance if the closing bid price of its common stock equals or exceeds $5.00 for 10 consecutive trading days. In the event that the Company does not regain compliance on or before January 24, 2000, the Company could pursue several options, including requesting a hearing before a Nasdaq panel on the issue of compliance or applying for listing on the Nasdaq SmallCap Market. Management believes that the Company currently meets or exceeds all requirements for listing on the Nasdaq SmallCap Market; however, there can be no assurance that the Company's common stock would be accepted for listing on the Nasdaq SmallCap Market if the Company decided to seek listing on that market.

On September 9, 1999 Crescent Operating, Magellan, Crescent Partnership and CBHS completed a recapitalization of CBHS and restructuring of the relationships among the parties pursuant to the parties' binding Letter Agreement dated August 10, 1999. In connection with the restructuring, Magellan transferred its remaining hospital-based assets (including Charter Advantage, Charter Franchise Services, LLC, the call center assets, the Charter name and related intellectual property and certain other assets) to CBHS, and released CBHS from all accrued and future franchise fees. As a result, Magellan is no longer obligated to provide franchise services to CBHS. Magellan also transferred 80% of its CBHS common interest and all of its CBHS preferred interest to CBHS, leaving Magellan with a 10% common membership interest, Crescent Operating with a 25% common membership interest and 100% of the preferred membership interest in CBHS, and a limited partnership controlled by individual officers of Crescent Operating and in which Crescent Operating owns 100% of the economic interests, with a 65% common interest in CBHS.

In connection with the restructuring, Magellan, CBHS, Crescent Partnership and Crescent Operating also provided each other with mutual releases of all claims and disputes against each other, with certain specified exceptions, and Crescent Partnership deferred the August 1999 rent due from CBHS to the last four months of 1999. Additionally, in connection with the settlement and mutual release of the related claims between Magellan and Crescent Operating, the $2.5 million held in escrow was released to Crescent Operating.

Magellan and CBHS also have modified and extended their existing arrangement which designates CBHS a preferred provider of inpatient acute behavioral health services.

Effective November 10, 1999, Crescent Partnership agreed to defer the November 1999 and December 1999 minimum rent due from CBHS to December 16, 1999. In addition, CBHS authorized Crescent Partnership to market and sell certain of the health care facilities currently leased by CBHS under the master lease with Crescent Partnership. Upon the closing of each sale of the subject facilities, Crescent Partnership will reduce the amount of monthly minimum rent due under the master lease by a specified percentage of the net proceeds of any such sale. Further, Crescent Partnership and CBHS have agreed that, unless extended by Crescent Partnership, the master lease will terminate on January 31, 2000, with respect to facilities that can be sold under the master lease, subject to certain holdover provisions.

Crescent Operating did not record gains or losses with respect to the above transactions with CBHS. Crescent Operating had previously expensed its investment in CBHS.

As of November 12, COPI Colorado had purchased approximately 1.1 million shares of Crescent Operating common stock at a total purchase price of $4.3 million. The average price paid for such shares, excluding brokers' commissions, was $3.88 per share.

                         SEGMENT FINANCIAL INFORMATION
                   (Amounts in thousands, except share data)


The following is a summary of Crescent Operating's financial information reported by segment for the three months ended September 30, 1999:


                                                EQUIPMENT                           TEMPERATURE
                                                 SALES                               CONTROLLED
                                               AND LEASING        HOSPITALITY        LOGISTICS
                                            ----------------   ----------------   ----------------
Revenues.................................   $         37,163   $         65,384   $             --

Operating expenses.......................             35,139             64,176                  1

                                            ----------------   ----------------   ----------------
Income (loss) from operations............              2,024              1,208                 (1)
                                            ----------------   ----------------   ----------------
Investment income (loss).................                 --               (972)            (1,692)
                                            ----------------   ----------------   ----------------
Other (income) expense
     Interest expense....................              1,976                232                 --
     Interest income.....................                (24)               (38)                --
     Other...............................                (41)                --                 --
                                            ----------------   ----------------   ----------------
Total other (income) expense.............              1,911                194                 --
                                            ----------------   ----------------   ----------------
Income (loss) before income
     taxes and minority interest.........                113                 42             (1,693)
Income tax provision (benefit)...........                 48                 17               (678)
                                            ----------------   ----------------   ----------------
Income (loss) before minority interests..                 65                 25             (1,015)
Minority interests.......................                 --                694                 --
                                            ----------------   ----------------   ----------------
Net income (loss)........................   $             65   $            719   $         (1,015)
                                            ================   ================   ================

Net income (loss) per share, basic.......   $           0.01   $           0.07   $          (0.10)
                                            ================   ================   ================

Net income (loss) per share, diluted.....   $           0.01   $           0.07   $          (0.10)
                                            ================   ================   ================

EBITDA Calculation: (1)
     Net income (loss)...................   $             65   $            719   $         (1,015)
     Interest expense, net...............              1,952                 36                192
     Income tax provision (benefit)......                 48                480               (670)
     Depreciation and amortization.......              3,896                285                646
                                            ----------------   ----------------   ----------------
EBITDA...................................   $          5,961   $          1,520   $           (847)
                                            ================   ================   ================





                                                   LAND
                                                 DEVELOPMENT           OTHER              TOTAL
                                              ----------------   ----------------   -----------------
Revenues.................................     $         73,055   $             --   $         175,602

Operating expenses.......................               72,565                775             172,656

                                              ----------------   ----------------   -----------------
Income (loss) from operations............                  490               (775)              2,946
                                              ----------------   ----------------   -----------------
Investment income (loss).................                4,523                 --               1,859
                                              ----------------   ----------------   -----------------
Other (income) expense
     Interest expense....................                3,567              2,014               7,789
     Interest income.....................                 (804)               (18)               (884)
     Other...............................                  220                  3                 182
                                              ----------------   ----------------   -----------------
Total other (income) expense.............                2,983              1,999               7,087
                                              ----------------   ----------------   -----------------
Income (loss) before income
     taxes and minority interest.........                2,030             (2,774)             (2,282)
Income tax provision (benefit)...........                  448             (1,119)             (1,284)
                                              ----------------   ----------------   -----------------
Income (loss) before minority interests..                1,582             (1,655)               (998)
Minority interests.......................               (2,159)                --              (1,465)
                                              ----------------   ----------------   -----------------
Net income (loss)........................     $           (577)  $         (1,655)  $          (2,463)
                                              ================   ================   =================

Net income (loss) per share, basic.......     $          (0.06)  $          (0.16)  $           (0.24)
                                              ================   ================   =================

Net income (loss) per share, diluted.....     $          (0.06)  $          (0.16)  $           (0.24)
                                              ================   ================   =================

EBITDA Calculation: (1)
     Net income (loss)...................     $           (577)  $         (1,655)  $          (2,463)
     Interest expense, net...............                  132              1,996               4,308
     Income tax provision (benefit)......                   38             (1,119)             (1,223)
     Depreciation and amortization.......                  358                (19)              5,166
                                              ----------------   ----------------   -----------------
EBITDA...................................     $            (49)  $           (797)  $           5,788
                                              ================   ================   =================


(1) EBITA represents earnings before interest, income taxes, depreciation and amortization. Amounts are calculated based on the Company's ownership percentage of the EBITDA components. Management believes that EBITDA can be a meaningful measure of the Company's operating performance, cash generation and ability to service debt. However, EBITDA should not be considered as an alternative to either: (i) net earnings (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity. There can be no assurance that the Company's calculation of EBITDA is comparable to similarly titled items reported by other companies.

                          SEGMENT FINANCIAL INFORMATION
                    (Amounts in thousands, except share data)


The following is a summary of Crescent Operating's financial information reported by segment for the nine months ended September 30, 1999:


                                                EQUIPMENT                            TEMPERATURE
                                                  SALES                              CONTROLLED
                                                AND LEASING        HOSPITALITY         LOGISTICS
                                             ----------------   ----------------   ----------------
Revenues.................................    $        103,858   $        183,894   $             --

Operating expenses.......................              98,737            180,691                  2
                                             ----------------   ----------------   ----------------
Income (loss) from operations............               5,121              3,203                 (2)
                                             ----------------   ----------------   ----------------
Investment income (loss).................                  --               (837)              (960)
                                             ----------------   ----------------   ----------------
Other (income) expense
     Interest expense....................               4,683                489                 --
     Interest income.....................                 (51)               (96)                --
     Other...............................                 (54)                --                 --
                                             ----------------   ----------------   ----------------
Total other (income) expense.............               4,578                393                 --
                                             ----------------   ----------------   ----------------
Income (loss) before income
     taxes and minority interest.........                 543              1,973               (962)
Income tax provision (benefit)...........                 231                789               (385)
                                             ----------------   ----------------   ----------------
Income (loss) before minority interests..                 312              1,184               (577)
Minority interests.......................                  --                776                 --
                                             ----------------   ----------------   ----------------
Net income (loss)........................    $            312   $          1,960   $           (577)
                                             ================   ================   ================

Net income (loss) per share, basic.......    $           0.03   $           0.19   $          (0.05)
                                             ================   ================   ================

Net income (loss) per share, diluted.....    $           0.03   $           0.18   $          (0.05)
                                             ================   ================   ================

EBITDA Calculation: (1)
     Net income (loss)...................    $            312   $          1,960   $           (577)
     Interest expense, net...............               4,632                101                425
     Income tax provision (benefit)......                 231              1,306               (508)
     Depreciation and amortization.......              10,753                808              1,645
                                             ----------------   ----------------   ----------------
EBITDA...................................    $         15,928   $          4,175   $            985
                                             ================   ================   ================

                                                   LAND
                                               DEVELOPMENT           OTHER              TOTAL
                                             ----------------   ----------------   -----------------
Revenues.................................    $        197,991   $             --   $         485,743

Operating expenses.......................             188,557              1,764             469,751
                                             ----------------   ----------------   -----------------
Income (loss) from operations............               9,434             (1,764)             15,992
                                             ----------------   ----------------   -----------------
Investment income (loss).................              17,257                240              15,700
                                             ----------------   ----------------   -----------------
Other (income) expense
     Interest expense....................               9,690              6,141              21,003
     Interest income.....................              (2,425)               (76)             (2,648)
     Other...............................                 378                  1                 325
                                             ----------------   ----------------   -----------------
Total other (income) expense.............               7,643              6,066              18,680
                                             ----------------   ----------------   -----------------
Income (loss) before income
     taxes and minority interest.........              19,048             (7,590)             13,012
Income tax provision (benefit)...........               6,617             (7,192)                 60
                                             ----------------   ----------------   -----------------
Income (loss) before minority interests..              12,431               (398)             12,952
Minority interests.......................             (12,623)                --             (11,847)
                                             ----------------   ----------------   -----------------
Net income (loss)........................    $           (192)  $           (398)  $           1,105
                                             ================   ================   =================

Net income (loss) per share, basic.......    $          (0.02)  $          (0.04)  $            0.11
                                             ================   ================   =================

Net income (loss) per share, diluted.....    $          (0.02)  $          (0.04)  $            0.10
                                             ================   ================   =================

EBITDA Calculation: (1)
     Net income (loss)...................    $           (192)  $           (398)  $           1,105
     Interest expense, net...............                 321              6,065              11,544
     Income tax provision (benefit)......                 657             (7,192)             (5,506)
     Depreciation and amortization.......               1,105               (115)             14,196
                                             ----------------   ----------------   -----------------
EBITDA...................................    $          1,891   $         (1,640)  $          21,339
                                             ================   ================   =================



(1) EBITA represents earnings before interest, income taxes, depreciation and amortization. Amounts are calculated based on the Company's ownership percentage of the EBITDA components. Management believes that EBITDA can be a meaningful measure of the Company's operating performance, cash generation and ability to service debt. However, EBITDA should not be considered as an alternative to either: (i) net earnings (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity. There can be no assurance that the Company's calculation of EBITDA is comparable to similarly titled items reported by other companies.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES

Total revenue increased $63.8 million, or 57.1%, to $175.6 million for the three months ended September 30, 1999, compared with $111.8 million for the three months ended September 30, 1998. Total revenue increased $169.7 million, or 53.7%, to $485.7 million for the nine months ended September 30, 1999, compared with $316.0 million for the nine months ended September 30, 1998. The increase in total revenue is attributable to the factors discussed in the following paragraphs.

Equipment Sales and Leasing Segment

Equipment sales and leasing revenue increased $3.7 million, or 11.0%, for the three months ended September 30, 1999, compared with the three months ended September 30, 1998. Revenues increased $50.9 million, or 96.0%, for the nine months ended September 30, 1999, compared with the nine months ended September 30, 1998. Significant components of the overall increases were:

o the Company's acquisitions since January 1, 1998 and the opening of a new location on August 1, 1999 resulting in incremental revenue of $7.9 and $46.4 million during the three and nine months ended September 30, 1999, respectively;

o same store revenue decreased $4.3 million for the three months ended September 30, 1999 as compared to the same period in the prior year due to lower new and used equipment sales; and

o same store revenue increased $4.4 million for the nine months ended September 30, 1999 as compared to the same period in the prior year due to increased rental revenue.


Hospitality Segment

Hospitality revenue increased $7.2 million, or 12.4%, to $65.4 million for the three months ended September 30, 1999, compared with $58.2 million for the three months ended September 30, 1998. Revenues increased $14.3 million, or 8.4%, to $183.9 million for the nine months ended September 30, 1999, compared with $169.6 million for the nine months ended September 30, 1998. Significant components of the overall increases were:

o revenue derived from the operations of the Sonoma Mission Inn Golf and Country Club and the Renaissance Hotel, neither of which was leased by the Company during the three or nine months ended September 30, 1998;

o revenue derived from the newly constructed Allegria Spa at the Hyatt Regency Beaver Creek, which conducted operations for the full nine months ended September 30, 1999 as compared to only one month during the first nine months of 1998;

o increased rates at certain of the Hospitality Properties resulted in higher revenues during 1999 as compared to the corresponding period in 1998; and

o the elimination of the Austin Omni Hotel rental income, resulting from the termination of the lease effective December 31, 1998.

Land Development Segment

Land Development revenue, which represents revenue from Desert Mountain Development and COPI Colorado prior to the elimination of the Minority Interests, increased $52.9 million, or 261.9%, to $73.1 million for the three months ended September 30, 1999, compared with $20.2 million for the three months ended September 30, 1998. Land Development revenues increased $104.5 million, or 111.8%, to $198.0 million for the nine months ended

September 30, 1999, compared with $93.5 million for the nine months ended September 30, 1998. Significant components of the overall increases were:

o revenues of COPI Colorado, which the Company did not include during the three or nine months ended September 30, 1998, and which resulted in incremental revenues of $53.4 and $97.2 million during the three and nine months ended September 30, 1999, respectively; and

o a $0.5 million decrease in revenue and a $7.3 million increase in revenue from Desert Mountain Development during the three and nine months ended September 30, 1999, respectively. The decrease for the three months can be attributed to fewer home sales as compared to the prior period, whereas the increase for the nine months reflects overall higher sales prices for lots.

OPERATING EXPENSES

Total operating expenses increased $58.2 million, or 50.8%, to $172.7 million for the three months ended September 30, 1999, compared with $114.5 million for the three months ended September 30, 1998. Total operating expenses increased $158.4 million, or 50.9%, to $469.8 million for the nine months ended September 30, 1999, compared with $311.4 million for the nine months ended September 30, 1998. The increase in operating expenses is attributable to the factors discussed in the following paragraphs.

Equipment Sales and Leasing Segment

Equipment sales and leasing expenses increased $3.7 million, or 11.8%, to $35.1 million for the three months ended September 30, 1999, compared with $31.4 million for the three months ended September 30, 1998. Expenses increased $48.9 million, or 98.2% to $98.7 million for the nine months ended September 30, 1999, compared with $49.8 million for the nine months ended September 30, 1998. Significant components of the overall increases were:

o the Company's acquisitions since January 1, 1998 and the opening of a new location on August 1, 1999 resulting in incremental operating expenses of $8.2 and $46.9 million during the three and nine months ended September 30, 1999, respectively;

o decreased costs of $4.4 million incurred during the three months ended September 30, 1999, consistent with the changes in equipment sales and leasing revenue that is not attributable to acquisitions; and

o increased costs of $2.0 million incurred during the nine months ended September 30, 1999 due to increased equipment sales and leasing revenue that is not attributable to acquisitions and to increased depreciation expense.

Hospitality Segment

Hospitality expenses increased $7.2 million, or 12.6%, to $64.2 million for the three months ended September 30, 1999, compared with $57.0 million for the three months ended September 30, 1998. Expenses increased $18.8 million, or 11.6%, to $180.7 million for the nine months ended September 30, 1999, compared with $161.9 million for the nine months ended September 30, 1998. Significant components of the overall increases were:

o rent and expenses associated with the Sonoma Mission Inn Golf and Country Club and the Renaissance Hotel, neither of which was leased by the Company during the three or nine months ended September 30, 1998;

o additional rent for the three and nine months ended September 30, 1999, resulting from increased revenue generated by the Hospitality Properties, partially offset by a decrease in rent for the three and nine months ended September 30, 1999 due to the termination of the lease of the Austin Omni Hotel effective December 31, 1998;

o rent and expenses associated with the newly constructed Allegria Spa at the Hyatt Regency Beaver Creek, which was leased for only one month for the period ended September 30, 1998; and

o additional rent associated with capital projects at the Hospitality Properties that were incurred during the three and nine months ended September 30, 1999.


Land Development Segment

Land development expenses, which primarily represent operating costs incurred by Desert Mountain Development and COPI Colorado prior to the elimination of the Minority Interests, increased $47.5 million, or 189.2%, to $72.6 million for the three months ended September 30, 1999, compared with $25.1 million for the three months ended September 30, 1998. Expenses increased $91.2 million, or 93.6%, to $188.6 million for the nine months ended September 30, 1999, compared with $97.4 million for the nine months ended September 30, 1998. Significant components of the overall increases were:

o operating expenses of COPI Colorado, which the Company did not include during the three or nine months ended September 30, 1998, and which resulted in incremental expenses of $48.2 and $88.6 million during the three and nine months ended September 30, 1999, respectively, and

o a $0.9 million decrease in expenses and a $2.2 million increase in expenses incurred by Desert Mountain Development during the three and nine months ended September 30, 1999, respectively. The decrease for the three months is primarily attributable to fewer home sales as compared to the prior period, and the increase for the nine months represents overall higher development costs associated with selling higher valued lots.

Corporate General and Administrative Expenses

Corporate general and administrative expenses, totaling $0.8 million and $1.8 million for the three and nine months ended September 30, 1999, respectively, were comparable with such costs for the three and nine months ended September 30, 1998. These expenses consisted of general corporate overhead costs, such as legal and accounting costs, insurance costs and corporate salaries.

INVESTMENT INCOME

Investment income decreased $3.8 million or 66.7%, to $1.9 million for the three months ended September 30, 1999, compared with $5.7 million for the three months ended September 30, 1998. Significant components of the overall decrease were:

o equity in loss of CR Las Vegas, LLC in the amount of $1.0 million due to the pre-opening expenses related to the opening of the Venetian Spa in Las Vegas in June 1999.

o a decrease in income of AmeriCold Logistics in the amount of $1.1 million due to the fact that the Company no longer consolidates CSI and CSII as a result of the restructuring of the Temperature Controlled Logistics segment;

o equity in loss of AmeriCold Operations in the amount of $1.7 million due to the acquisition of AmeriCold Operations in March 1999; and

For the nine months ended September 30, 1999, investment income increased $3.3 million, or 26.6%, to $15.7 million, compared with $12.4 million for the nine months ended September 30, 1998. Significant components of the overall increase were:

o no losses associated with CBHS have been recorded in 1999 because the investment in CBHS was expensed during 1998, as compared to $5.4 million of losses recognized in the prior year;

o equity in income of CDMC projects in the amount of $3.0 million, which the Company did not include during the three or nine months ended September 30, 1998; and

o the gain on sale of 80% of the Company's interest in AmeriCold Logistics in the amount of $1.5 million; partially offset by

o a decrease in investment income from Hicks-Muse in the amount of $3.1 million as a result of the Company's sale of its investment in Hicks-Muse in March 1999; and

o equity in loss of AmeriCold Operations in the amount of $2.7 million due to the acquisition of AmeriCold Operations in March 1999.

OTHER (INCOME) EXPENSE

Other (Income) Expense increased $3.8 million, or 115.2%, to $7.1 million for the three months ended September 30, 1999, compared with $3.3 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999, other (income) expense increased $10.4 million, or 125.3%, to $18.7 million, compared with $8.3 million for the nine months ended September 30, 1998. The increases are primarily attributable to:

o an increase in interest expense in the amount of $3.4 and $9.4 million for the three and nine months ended September 30, 1999, respectively, resulting from (i) an increase in outstanding indebtedness in connection with acquisitions, (ii) the inclusion of interest expense of COPI Colorado (in the amount of $2.7 and $6.7 million, for the three and nine months ended September 30, 1999, respectively) in the Company's operating results (operations of CDMC were not included during the corresponding period in 1998) offset by (iii) a decrease in indebtedness at Desert Mountain Development.


MINORITY INTERESTS

Minority Interests increased $0.5 million, or 50%, to $1.5 million for the three months ended September 30, 1999, compared to $1.0 million for the three months ended September 30, 1998. Minority Interests increased $6.9 million, or 140.8%, to $11.8 million for the nine months ended September 30, 1999, compared to $4.9 million for the nine months ended September 30, 1998. Minority Interests consist of the non-voting interests in the Land Development segment and in CRL Investments. The increase in Minority Interests is primarily attributable to the Company's investment in COPI Colorado, which was not acquired until September 1998.

INCOME TAX PROVISION (BENEFIT)

Income tax benefit of $1.3 million for the three months ended September 30, 1999 represents no change from the three months ended September 30, 1998. Income tax benefit consisted of a $1.1 million benefit at the corporate level, a $0.7 million benefit for the Temperature Controlled Logistics segment, offset by a $0.5 million provision for the Land Development segment.

Income tax provision of approximately $0.1 million for the nine months ended September 30, 1999, consisted primarily of a $7.2 million benefit at the corporate level offset by a $6.6 million provision for the Land Development segment. These amounts represent a $2.8 million decrease in tax provision from the tax benefit of $2.9 million for the nine months ended September 30, 1998.

The Company generally provides for taxes using a 40% effective rate on the Company's share of income or loss. Additionally, for the nine months ended September 30, 1999, the Company released $4.2 million of its net deferred tax asset valuation allowance, based on 1999 transactions and expected future taxable income. Management continues to evaluate the realizability of the deferred tax assets quarterly by assessing the need for a valuation allowance. Inability of the Company to execute business plans for certain of the Company's segments could affect the ultimate realization of the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Approximately $89.8 million (including regularly scheduled payments of principal) is payable pursuant to existing financing arrangements of the Company during the twelve months ending September 30, 2000. The Company anticipates that the $89.8 million (all regularly scheduled payments plus payments due on maturity of $24.0 million) will be paid from the Company's cash flow from operating activities or proceeds from refinancings.

The Company expects to meet its short-term liquidity requirements primarily through cash flow provided by operating activities. The Company believes that cash flow provided by operating activities will be adequate to fund normal recurring operating expenses and, as discussed above, regular debt service requirements (including debt service relating to any additional or replacement debt). The Company anticipates that it will fund the remaining amounts due pursuant to existing financing arrangements, as well as any acquisitions or other investments during the next 12 months, with proceeds of refinancings, cash flow provided by operating activities, by additional debt financing secured by the assets acquired in any acquisition transaction, by additional issuance of common stock of the Company or by proceeds of equity offerings.

The Company expects to meet its long-term liquidity requirements (which consist primarily of amounts due at maturity of its debt) through operating cash flows of the Company, refinancing of existing debt or obtaining additional debt with long-term maturities.

For a listing of the Company's primary debt financing arrangements, see Note 5 to the Financial Statements included in Part I.

The Company believes that debt and equity financing alternatives currently available to it include public or private issuances of equity to existing holders, issuances of equity in connection with acquisitions of additional assets, obtaining additional secured debt in connection with acquisitions of assets, additional secured borrowings from Crescent Partnership, and additional proceeds from the refinancing of existing secured debt. However, there can be no assurances that any of these sources will be available to the Company or that the amount of capital available from these sources will be adequate to meet the Company's needs or requests.

The $15.0 million line of credit from Bank of America, which was due on August 27, 1999, was renewed in August 1999. As a result of the renewal, the Bank of America line of credit is due on August 31, 2001. No other material terms of the line of credit were changed in connection with the renewal.

CASH FLOWS

Cash and cash equivalents include amounts from all consolidated subsidiaries, including subsidiaries not wholly-owned. Changes, therefore, do not necessarily represent increases or decreases in cash directly available to the Company.

Cash and cash equivalents were $31.8 million and $42.8 million at September 30, 1999 and December 31, 1998, respectively. The 25.7% decrease is attributable to $71.3 million and $21.5 million of cash used in operating and investing activities, respectively, offset by $81.8 million of cash provided by financing activities.

OPERATING ACTIVITIES

The Company's outflow of cash used in operating activities of $71.3 million was primarily attributable to outflows from:

o  a decrease in deferred income taxes of $23.9 million;
o  equity in income from unconsolidated subsidiaries of $13.8 million;
o  purchases of real estate of $47.3 million; and
o  increases in accounts receivable and inventory of $39.5 million.

The outflow of cash used by operating activities was partially offset by inflows from:

o  net income of $1.1 million;
o  non-cash depreciation and amortization of $25.8 million;
o  Minority Interests of $11.8 million;
o  increases in accounts payable and accrued expenses of $9.8 million; and
o  increases in deferred revenue of $6.8 million.

INVESTING ACTIVITIES

The Company's outflow of cash used in investing activities of $21.5 million was primarily attributable to outflows from:

o  acquisitions of business interests of $26.0 million;
o  acquisitions of business interests by Minority Interests of $10.6 million;
o  purchases of property and equipment of $38.7 million.

The outflow of cash used in investing activities was partially offset by inflows from:

o  proceeds from the sale of investments of $22.4 million;
o  proceeds from the sale of property and equipment of $24.1 million; and
o  net distributions from investments of $8.9 million.

FINANCING ACTIVITIES

The Company's inflow of cash provided by financing activities of $81.8 million was primarily attributable to inflows from:

o  proceeds of all long-term debt of $285.0 million; and
o  capital contributions attributable to Minority Interests of $35.1 million.

The inflow of cash provided by financing activities was partially offset by outflows from:

o  payments of all long-term debt of $228.0 million; and
o  distributions to Minority Interests of $8.1 million.

YEAR 2000 READINESS

The Company, along with an independent firm, continues to review information technology systems (such as accounting systems and network operating systems) and non-information technology systems (such as microcontrollers). The Company believes that the assessment phase for both information technology and non-information technology systems is 100% complete.

As the assessment phase was completed at each of the locations, the Company began implementing the modification phase to address any issues discovered in the assessment phase. The modification phase was followed by a testing phase to determine that the appropriate corrective action has been taken. Substantially all testing has been completed for the Company's locations, and the Company has not identified any significant concerns and believes that the mission-critical systems are or can be made compliant with minor upgrades.

Based on the assessment and modifications of information technology and non-information technology systems, the Company believes that the total cost to specifically assess and remediate both information technology and non-information technology systems if necessary will not be material to the Company. To date, the Company's share of costs related to Year 2000 compliance has been less than $1.0 million and the Company does not anticipate that significant additional costs will be incurred. All Year 2000 compliance costs are being expensed as incurred.

The Company believes that its greatest economic exposure lies with its Temperature Controlled Logistics, Hospitality and Equipment Sales and Leasing segments. Specifically, within the Hospitality and Equipment Sales and Leasing segments, management believes that the most significant risk associated with Year 2000 compliance issues relates to any inability of the Company's principal vendors and suppliers to become Year 2000 compliant in a timely manner. For example, if the computer systems used by the Company's principal equipment vendors or hotel suppliers were to fail as a result of a failure to achieve Year 2000 compliance, the Company may experience inventory shortages. Consequently, the Company could experience business interruptions which potentially could have a material adverse effect on the Company's operating results and financial position. The Company has requested from its principal vendors and suppliers information regarding their Year 2000 issues and their plans to assure timely Year 2000 compliance. The Equipment Sales and Leasing segment has received letters from JCB, Ingersoll Rand, Terex and Link-Belt, its major suppliers, that the respective suppliers are Year 2000 compliant. The Hospitality and Temperature Controlled Logistics segments have received responses from key vendors that they are Year 2000 compliant. The Company will continue working with its remaining vendors, suppliers and other third-party contractors to assure that the Company will not be subjected to substantial business interruptions as a result of Year 2000 issues. There can be no assurance, however, that vendors, suppliers and other third parties will achieve Year 2000 compliance in a timely manner or that any non-compliance on the part of such persons will not have an adverse effect on the Company's operations. Within the Temperature Controlled Logistics segment, management believes that the most significant risk associated with Year 2000 compliance issues relates to any inability of the refrigerated storage locations to control the climate of the individual facilities. For example, if a refrigerated warehouse compressor which is used to control the climate of the facility could not function or could not be controlled as a result of Year 2000 issues, the Company could experience loss in revenues related to that location. Based on the assessment of the Temperature Controlled Logistics facilities thus far, the Company has noted only minor problems with the facility systems and such problems have been or will be corrected with minimal cost.

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

                           PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

All claims involved in or related to the arbitration proceeding between Magellan and the Company as reported in the Company's Form 10-Q for the quarter ended March 31, 1999, were settled and released; see Other - Recent Developments under
Item 2, Part I of this Form 10-Q.

ITEM 2.        CHANGE IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.        OTHER INFORMATION

On October 25, 1999, the Company received notice from The Nasdaq-Amex Market Group (the "Nasdaq") that, for the 30 consecutive trading days preceding such date, the Company's common stock failed to maintain a closing bid price of greater than or equal to $5.00, the minimum closing bid price required for continued listing under the

Nasdaq National Market maintenance standard applicable to the Company. The Nasdaq has informed the Company that, in order to continue to be listed on the Nasdaq National Market, the Company must regain compliance with the applicable maintenance standard on or before January 24, 2000. The Company will regain compliance if the closing bid price of its common stock equals or exceeds $5.00 for 10 consecutive trading days. In the event that the Company does not regain compliance on or before January 24, 2000, the Company could pursue several options, including requesting a hearing before a Nasdaq panel on the issue of compliance or applying for listing on the Nasdaq SmallCap Market. Management believes that the Company currently meets or exceeds all requirements for listing on the Nasdaq SmallCap Market; however, there can be no assurance that the Company's common stock would be accepted for listing on the Nasdaq SmallCap Market if the Company decided to seek listing on that market.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits        Description

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

       10.75           Lease Agreement dated as of June 15, 1999, between Crescent Real Estate Funding
                       III, L.P. and COI Hotel Group, Inc., relating to the Renaissance Houston Hotel
                       (filed as Exhibit 10.75 to June 30, 1999 Form 10-Q and incorporated by reference herein)

       10.76           Guaranty of Lease dated June 15, 1999, by Crescent Operating, Inc. for the benefit of Crescent Real Estate Funding III, L.P., relating to Renaissance
                       Houston Hotel (filed as Exhibit 10.76 to June 30, 1999 Form 10-Q and incorporated by reference herein)

       10.77           Asset Management Agreement dated as of January 1, 1999, between Crescent Real Estate
                       Equities Limited Partnership and COI Hotel Group, Inc., relating to the Omni Austin
                       Hotel (filed as Exhibit 10.77 to June 30, 1999 Form 10-Q and incorporated by reference herein)

       10.78           Agreement dated June 11, 1999, by and between Gerald W. Haddock and Crescent Operating,
                       Inc. and its subsidiaries and affiliates (filed as Exhibit 10.78 to June 30, 1999 Form
                       10-Q and incorporated by reference herein)

       10.79           Stock Purchase Agreement dated as of July 15, 1999, by and among E. L. Lester & Company,
                       Incorporated, E. L. Lester, Jr., Howard T. Tellepsen II, Karen Tellepsen, Tom Tellepsen
                       II, Linda Lester Griffen, Crescent Operating, Inc. and Crescent Machinery Company (filed herewith)

       10.80           Stock Purchase Agreement dated as of July 8, 1999, by and among Solveson Crane Rental,
                       Inc., Solveson Family Revocable Trust, and Crescent Machinery Company (filed herewith)

       10.81           Second Amendment to Credit Agreement effective as of August 27, 1999, among Crescent
                       Operating, Inc., Bank of America, N. A. (formerly NationsBank, N. A.), and the Support
                       Parties identified therein (filed herewith)

       27              Financial Data Schedule

(b)      Reports on Form 8-K

         Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of November, 1999.

                            CRESCENT OPERATING, INC.
                            (Registrant)


                                 By /s/ John C. Goff
                                    ---------------------------------------
                                    John C. Goff, President and Chief
                                    Executive Officer and Vice-Chairman
                                    (Principal Executive Officer)


                                 By /s/ Richard P. Knight
                                    ---------------------------------------
                                    Richard P. Knight, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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

       10.75           Lease Agreement dated as of June 15, 1999, between Crescent Real Estate Funding
                       III, L.P. and COI Hotel Group, Inc., relating to the Renaissance Houston Hotel
                       (filed as Exhibit 10.75 to June 30, 1999 Form 10-Q and incorporated by reference herein)

       10.76           Guaranty of Lease dated June 15, 1999, by Crescent Operating, Inc. for the benefit of Crescent Real Estate Funding III, L.P., relating to Renaissance
                       Houston Hotel (filed as Exhibit 10.76 to June 30, 1999 Form 10-Q and incorporated by reference herein)

       10.77           Asset Management Agreement dated as of January 1, 1999, between Crescent Real Estate
                       Equities Limited Partnership and COI Hotel Group, Inc., relating to the Omni Austin
                       Hotel (filed as Exhibit 10.77 to June 30, 1999 Form 10-Q and incorporated by reference herein)

       10.78           Agreement dated June 11, 1999, by and between Gerald W. Haddock and Crescent Operating,
                       Inc. and its subsidiaries and affiliates (filed as Exhibit 10.78 to June 30, 1999 Form
                       10-Q and incorporated by reference herein)

       10.79           Stock Purchase Agreement dated as of July 15, 1999, by and among E. L. Lester & Company,
                       Incorporated, E. L. Lester, Jr., Howard T. Tellepsen II, Karen Tellepsen, Tom Tellepsen
                       II, Linda Lester Griffen, Crescent Operating, Inc. and Crescent Machinery Company (filed herewith)

       10.80           Stock Purchase Agreement dated as of July 8, 1999, by and among Solveson Crane Rental,
                       Inc., Solveson Family Revocable Trust, and Crescent Machinery Company (filed herewith)

       10.81           Second Amendment to Credit Agreement effective as of August 27, 1999, among Crescent
                       Operating, Inc., Bank of America, N. A. (formerly NationsBank, N. A.), and the Support
                       Parties identified therein (filed herewith)

       27              Financial Data Schedule