Form 10-K
period 1999-12-31
CRESCENT OPERATING INC
filed 2000-04-04
CIK 1035426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-22725

                            CRESCENT OPERATING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                  75-2701931
----------------------------------------     ------------------------------------
     (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

     306 West 7th Street, Suite 1000
            Fort Worth, Texas                                76102
----------------------------------------     ------------------------------------
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

                                 YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the 9,050,453 shares of $0.01 par value common stock held by non-affiliates of the registrant on March 28, 2000 was $28.9 million based upon the closing price of $3.19 on The Nasdaq Stock Market.

Number of shares of Common Stock outstanding as of March 28, 2000:  11,414,963

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission for registrant's 1999 Annual Meeting of Shareholders to be held in June 2000 are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS


                                                                                                               PAGE
                                                                                                               ----
                                                      PART I.

Item 1.    Business.......................................................................................       3
Item 2.    Properties.....................................................................................      21
Item 3.    Legal Proceedings..............................................................................      22
Item 4.    Submission of Matters to a Vote of Security Holders............................................      22


                                                     PART II.

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters..........................      23
Item 6.    Selected Financial Data........................................................................      24
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................................................      24
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.....................................      35
Item 8     Financial Statements and Supplementary Data....................................................      35
Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.........................................................      35


                                                     PART III.

Item 10.   Directors and Executive Officers of the Registrant.............................................      36
Item 11.   Executive Compensation.........................................................................      36
Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................      36
Item 13.   Certain Relationships and Related Transactions.................................................      36


                                                     PART IV.

Item 14.    Exhibits, Financial Statements Schedules, and Reports on Form 8-K.............................      37

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those the Company expects to achieve. Some of the factors that might cause such a difference include (i) the impact of changes in the industries in which the Company's businesses and investments operate (including equipment sales and leasing, hospitality, temperature controlled logistics and land development) and the economic, demographic and other competitive conditions affecting those industries, the Company's cash flows and the value of the Company's investments,
(ii) the relatively high levels of debt that the Company maintains and the Company's ability to generate revenue sufficient to meet debt service payments and other operating expenses, (iii) the possibility that the Company's outstanding debt (some of which requires so-called "balloon" payments of principal) may be refinanced at higher interest rates or otherwise on terms less favorable to the Company, (iv) the availability of equity and debt financing that may be necessary or advantageous to expand or maintain the Company's operations and investments, (v) the underperformance or non-performance of the Company's existing business investments, (vi) any resolution of issues that relate to the bankruptcy petition of Charter Behavioral Health Systems, LLC ("CBHS") that is unfavorable to the Company, including, but not limited to, judgments against the Company in respect of lawsuits instituted in connection with the closure of certain CBHS facilities prior to CBHS' filing bankruptcy,
(vii) the Company's inability to identify or pursue suitable business or investment opportunities, (viii) the high levels of debt and rental payments that certain of the Company's investments are subject to make the earnings of those investments extremely sensitive to changes in operations or business activity and (ix) the effect of the REIT Modernization Act upon future opportunities under the Intercompany Agreement with Crescent Equities. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company is not obligated to update these forward-looking statements to reflect any future events or circumstances.

                                     PART I
ITEM 1.  BUSINESS
                                   THE COMPANY

Crescent Operating, Inc. ("Crescent Operating" or the "Company"), a Delaware corporation, was formed on April 1, 1997, by Crescent Real Estate Equities Company ("Crescent Equities" or "CEI") and its subsidiary Crescent Real Estate Equities Limited Partnership ("Crescent Partnership"). Effective June 12, 1997 Crescent Equities distributed shares of Crescent Operating common stock to shareholders of Crescent Equities and unit holders of Crescent Partnership, and, on that date, Crescent Operating became a public company. Crescent Operating was formed to be the lessee and operator of certain assets owned or to be acquired by Crescent Partnership. The relationship between the Company and Crescent Partnership is governed by the "Intercompany Agreement" which provides the Company and Crescent Partnership with rights to participate in certain transactions. The Company also engages in other business enterprises not related to Crescent Equities or the Intercompany Agreement, such as the Equipment Sales and Leasing segment. Unless the context otherwise requires, the terms "Crescent Operating", "the Company", "Crescent Equities", "CEI" and "Crescent Partnership" include the subsidiaries of each and, in the case of "CEI" and "Crescent Equities", includes "Crescent Partnership".

On December 17, 1999, President Clinton signed into law the REIT Modernization Act which will become effective after December 31, 2000, and contains a provision that would permit real estate investments trusts ("REITS"), such as Crescent Equities, to own and operate certain types of investments that are currently owned and operated by Crescent Operating. The REIT Modernization Act is expected to reduce the number of business opportunities that Crescent Equities would otherwise offer to the Company pursuant to the Intercompany Agreement. Crescent Equities has expressed an interest in certain of the investments currently owned or operated by the Company that the REIT Modernization Act would allow Crescent Equities to own or operate. Crescent Operating is exploring alternatives with Crescent Equities regarding a potential future transaction with respect to certain of the Company's assets. See Transactions with Crescent Partnership for further discussions of the Intercompany Agreement.

On October 25, 1999, the Company received notice from The Nasdaq-Amex Market Group (the "Nasdaq") that, for the 30 consecutive trading days preceding such date, the Company's common stock failed to maintain a closing bid price of greater than or equal to $5.00 per share, the minimum closing bid price required for continued listing under the Nasdaq National Market System ("NMS") maintenance standard applicable to the Company. On March 3, 2000, the Company had a hearing before a Nasdaq panel to determine whether the Company will be permitted to maintain its NMS listing. Pending the outcome of the hearing, the Company's common stock will continue to be listed for trading on NMS. In the event of an unfavorable outcome of the hearing, the Company intends to apply for listing on the Nasdaq SmallCap Market. While the Company believes it satisfies the requirements for listing on the Nasdaq SmallCap Market, there can be no assurances that Nasdaq will approve listing of the Company's shares on such market.

Crescent Operating, through various subsidiaries and affiliates, has assets and operations comprising four business segments: (i) Equipment Sales and Leasing,
(ii) Hospitality, (iii) Temperature Controlled Logistics (formerly Refrigerated Warehousing) and (iv) Land Development. Within these segments the Company owned the following for all or some portion of 1999:

o THE EQUIPMENT SALES AND LEASING SEGMENT consisted of a wholly owned interest in Crescent Machinery Company, a construction equipment sales, leasing and service company with 18 locations in seven states.

o THE HOSPITALITY SEGMENT consisted of (i) the Company's lessee interests in the Denver Marriott City Center, the Hyatt Regency Beaver Creek, the Hyatt Regency Albuquerque, Canyon Ranch-Tucson, Canyon Ranch-Lenox, the Ventana Inn and Spa, the Sonoma Mission Inn and Spa (including the Sonoma Mission Inn Golf and Country Club), the Four Seasons Hotel in Houston, Texas and the Renaissance Hotel in Houston, Texas (collectively, the "Hospitality Properties"), (ii) a two-thirds interest in the Houston Center Athletic Club Venture (see Hospitality Segment - Recent Developments) and (iii) a 5% economic interest in CRL Investments, Inc. ("CRL"), which has an investment in the Canyon Ranch Day Spa in the Venetian Hotel in Las Vegas, Nevada and participates in the future use of the "Canyon Ranch" name.

o THE TEMPERATURE CONTROLLED LOGISTICS SEGMENT consisted primarily of a 40% interest in the operations of Vornado Crescent Logistics Operating Partnership ("AmeriCold Logistics"), which currently operates 104 refrigerated storage properties with an aggregate storage capacity of approximately 519.2 million cubic feet, and a 1% interest in Crescent CS Holdings Corporation ("CS I") and Crescent CS Holdings II Corporation ("CS II", and together with CS I, the "Temperature Controlled Logistics Partnerships").

o THE LAND DEVELOPMENT SEGMENT consisted of (i) a 4.65% economic interest in Desert Mountain, a master planned, luxury residential and recreational community in northern Scottsdale, Arizona, (ii) a 42.5% general partner interest in The Woodlands Operating Company, L.P. ("Woodlands Operating"),
     (iii) a 2.125% economic interest in The Woodlands Land Development Company L.P. ("Landevco"), (iv) a 50% economic interest in COPI Colorado, LP ("COPI Colorado"), a company that has a 10% economic interest in Crescent Development Management Corp. ("CDMC") and (v) a 5% economic interest in an entity which owns a 6.19% interest in the construction and operation of a new multipurpose entertainment and sports center (the "Arena Project") in downtown Dallas, Texas as well as a 2.6% economic interest in Hillwood/1642, Ltd. See Land Development Segment - Recent Developments.

The Company has previously written-off its entire investment and has no obligation or commitment to fund CBHS ongoing operations. As a result of the write-off, and irrespective of the transactions described in Note 3 to the Company's financial statements, the Company does not anticipate that it will recognize any additional CBHS losses for accounting purposes. The Company does incur costs of ownership related to the CBHS investment, such as legal and accounting costs, and COPI Healthcare incurs costs related to due diligence on the assets it has offered to purchase out of bankruptcy. See Other Investments - Charter Behavioral Health Systems, LLC - Recent Developments. Because the Company has written-off its CBHS investment and did not recognize income or loss from CBHS in 1999, the Company no longer reports its operations related to CBHS as a separate segment.

                          SEGMENT FINANCIAL INFORMATION
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The following is a summary of Crescent Operating's financial information reported by segment for the year ended December 31, 1999:


                                                       EQUIPMENT                TEMPERATURE
                                                         SALES                   CONTROLLED    LAND
                                                      AND LEASING   HOSPITALITY  LOGISTICS   DEVELOPMENT    OTHER         TOTAL
                                                      -----------   ----------- -----------  -----------  ---------     ---------
Revenues ......................................        $ 136,343     $ 246,763   $      --    $ 334,881   $      --     $ 717,987

Operating expenses ............................          131,606       245,477           2      324,432       2,603       704,120
                                                       ---------     ---------   ---------    ---------   ---------     ---------
Income (loss) from operations .................            4,737         1,286          (2)      10,449      (2,603)       13,867
                                                       ---------     ---------   ---------    ---------   ---------     ---------
Investment income (loss) ......................               --          (851)     (2,275)      23,825         240        20,939
                                                       ---------     ---------   ---------    ---------   ---------     ---------
Other (income) expense
     Interest expense .........................            6,841           738          --       14,767       8,429        30,775
     Interest income ..........................              (94)         (120)         --       (3,441)       (391)       (4,046)
     Other ....................................              287            --          --         (156)         --           131
                                                       ---------     ---------   ---------    ---------   ---------     ---------
Total other (income) expense ..................            7,034           618          --       11,170       8,038        26,860
                                                       ---------     ---------   ---------    ---------   ---------     ---------
Income (loss) before income
     taxes and minority interest ..............           (2,297)         (183)     (2,277)      23,104     (10,401)        7,946
Income tax provision (benefit) ................           (1,081)          (50)       (911)       7,293      (8,722)       (3,471)
                                                       ---------     ---------   ---------    ---------   ---------     ---------
Income (loss) before minority interests........           (1,216)         (133)     (1,366)      15,811      (1,679)       11,417
Minority interests ............................               --           932          --      (15,044)         --       (14,112)
                                                       ---------     ---------   ---------    ---------   ---------     ---------
Net income (loss) .............................        $  (1,216)    $     799   $  (1,366)   $     767   $  (1,679)    $  (2,695)
                                                       =========     =========   =========    =========   =========     =========

Net income (loss) per share, basic ............        $   (0.12)    $    0.08   $   (0.13)   $    0.07   $   (0.16)    $   (0.26)
                                                       =========     =========   =========    =========   =========     =========

Net income (loss) per share, diluted ..........        $   (0.12)    $    0.08   $   (0.13)   $    0.07   $   (0.16)    $   (0.26)
                                                       =========     =========   =========    =========   =========     =========

EBITDA Calculation: (1)
     Net income (loss) ........................        $  (1,216)    $     799   $  (1,366)   $     767   $  (1,679)    $  (2,695)
     Interest expense, net ....................            6,747           162         541          557       8,038        16,045
     Income tax provision (benefit) ...........           (1,081)          571      (1,045)         700      (8,722)       (9,577)
     Depreciation and amortization ............           15,041         1,087       2,487        1,466        (133)       19,948
                                                       ---------     ---------   ---------    ---------   ---------     ---------
EBITDA ........................................        $  19,491     $   2,619   $     617    $   3,490   $  (2,496)    $  23,721
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

                           EQUIPMENT SALES AND LEASING

OVERVIEW

Crescent Machinery is engaged in the sale, leasing and service of construction equipment and accessories to the construction and utility industries located primarily in seven states. The Company has dramatically expanded the equipment sales and leasing business it acquired in 1997. Historically, construction equipment businesses have been owned and operated primarily by individuals in a localized area. Crescent Operating has consolidated some of these businesses in order to gain improvement through purchasing and operating efficiencies. All of the Crescent Machinery locations are registered equipment dealers representing major lines of equipment. This differentiates Crescent Machinery from some of its pure rent-to-rent competition. Crescent Machinery's locations offer new and used equipment for sale and rent, have factory trained service personnel and provide parts and warranty service.

The management of Crescent Machinery is focused on increasing the rental and leasing components of Crescent Machinery's business, which management believes have the potential to generate higher profit margins while maintaining the sales and service aspects of the dealership. Management believes that Crescent Machinery's status as an equipment dealer affords it a competitive advantage because Crescent Machinery is able to stock rental and leasing equipment at reduced costs that are offered only to equipment dealers and national accounts. Additionally, dealerships have significant advantages over rental yards in down cycles that occur in the industry. In down cycles, contractors will retain their equipment longer, and as a consequence, additional service and parts, which are provided by dealerships, are required. The growth of rental fleet, while positioning Crescent Machinery to compete more effectively in its markets, has resulted in, and during the foreseeable future is likely to result in, increased depreciation and interest expense.

Crescent Machinery's operations are seasonal, and adverse weather conditions, such as extended periods of precipitation, could adversely affect its operations. The months of June through October typically have the greatest positive impact and the months of December, January and February typically have the greatest negative impact on the Company's consolidated results.

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

Crescent Machinery's acquisition efforts are limited by access to capital to fund acquisitions and by the Company's depressed stock prices, which adversely affects the ability of Crescent Machinery to use the Company's stock as consideration in acquisitions. Crescent Operating opened a new start-up location in Fort Worth, Texas in August 1999 and the Company believes that it has other opportunities to open new start-up locations in proximity to its current operations and to expand its business with limited capital requirements.

RECENT DEVELOPMENTS

Effective March 4, 1999, the Company acquired certain assets of Westco Tractor & Equipment, Inc. ("Westco"), a company engaged in equipment sales, leasing and servicing, located in Santa Rosa, California. The purchase price of approximately $2.6 million was comprised of $0.5 million cash and the assumption of liabilities of $2.1 million.

Effective July 1, 1999, the Company acquired all of the stock of E. L. Lester and Company ("Lester"), a company engaged in equipment sales, leasing and servicing, located in Houston, Texas. Lester specializes in the sales and rental of 8 to 300-ton conventional and hydraulic cranes to highway, building and industrial contractors. The purchase price of approximately $17.2 million was comprised of $8.9 million cash, the issuance of notes payable by Crescent Operating in the amount of $6.0 million and the assumption of liabilities of $2.3 million.

Effective July 1, 1999, the Company acquired all of the stock of Solveson Crane Rental, Inc. ("Solveson"), a company engaged in equipment sales, leasing and servicing, located in Tracy, California. Solveson specializes in the rental of 40 to 90-ton rough terrain cranes to highway, building and industrial contractors. The purchase price of approximately $7.3 million was comprised of $3.0 million cash and the assumption of liabilities of $4.3 million.

On August 1, 1999, Crescent Machinery opened a new location located in Fort Worth, Texas. This location offers new equipment sales, equipment rental, parts and services. A full assortment of rental equipment is available and products from JCB, Ingersoll Rand, Terex Cranes, Target and Pioneer are available for new equipment sales.

With the completion of the Lester, Solveson, and Westco acquisitions, and the opening of the new location in Fort Worth, Texas, Crescent Machinery has 18 locations in Texas, California, Nevada, Oklahoma, Ohio, Indiana and Hawaii.

OPERATIONAL STATISTICS

                                                           For The Year Ended December 31,
                                               -------------------------------------------------------
                                               1999           1998        1997        1996        1995
                                               ----           ----        ----        ----        ----
Revenue:
   New and used equipment sales ........         60%            64%         51%         55%         58%
   Rental equipment ....................         21%(1)         20%         34%         28%         24%
   Parts and service ...................         19%            16%         15%         17%         18%
                                                ---            ---         ---         ---         ---
       Total revenue ...................        100%           100%        100%        100%        100%
                                                ===            ===         ===         ===         ===

     (1) Same store rental equipment revenue grew 26% from 1999 to 1998.

MARKET INFORMATION

According to survey's conducted by The CIT Group, it is expected that over 25% more contractors will turn to distributors for their rental needs during 2000 as compared to 1999. Top items in demand for rent are backhoes, loaders, excavating equipment and cranes. Crescent Machinery has all such equipment available for rent or purchase at each of its locations.

Additionally, Crescent Machinery is beginning to realize an increase in highway construction-related business partially as a result of the Transportation Equity Act for the 21st Century ("TEA-21"). TEA-21 provides for record federal highway program funding of $173 billion over the next five years, which represents a 40% increase over previous funding levels. In Texas and California, the states in which Crescent Machinery is most active, the percentage increase in federal funding for highway programs over previous levels is 60% and 45%, respectively.


                                   HOSPITALITY

OVERVIEW

The Hospitality segment generally consists of the operations of the Hospitality Properties. Each of such properties is owned by Crescent Partnership or its affiliates and all are leased to subsidiaries of the Company under long term leases. In addition to these properties, the Company also has other investments in CRL and, until January 2000, the Houston Center Athletic Club Venture ("HCAC").

The Hospitality Properties are comprised of unique luxury resorts, luxury business and convention hotels and destination health and fitness resorts and make up a small portion of the hospitality industry. Because Crescent Operating, for the most part, relies on third-party operators such as Marriott, Hyatt and Four Seasons, the Company enjoys the advantage of the third-party operators' nationwide advertising, reservation services and strong management.

The Company has limited the potential impact of downturns in the hospitality industry on the Company by limiting Crescent Operating's guarantee of rent payments. The Company's guarantee related to rent payments is limited to cash generated by the Hospitality segment, i.e. cash flows from segments other than Hospitality would not be used to fund rent payments in the event cash flows of the Hospitality Properties were less than scheduled rent payments.

The individual Hospitality Properties are affected by seasonality; however, the seasonal fluctuations are varied and are determined by both location and the nature of the business conducted on the property. The effects of seasonality of the Hospitality Properties are generally offsetting; however, March and October have the greatest positive impact and November through January have the greatest negative impact on the Company's consolidated results.

The Company's Hospitality Properties in Denver, Albuquerque and Houston are business and convention center hotels that compete against other similar hotels in their markets. The Company believes, however, that its destination health and fitness resorts are unique properties that have very limited competition. In addition, the Company believes that the other remaining Hospitality Properties experience limited or no direct competition due to their high replacement costs and unique concepts or locations. The Hospitality Properties do compete, to a limited extent, against business class hotels or middle-market resorts in their geographic areas, as well as against luxury resorts nationwide and around the world.

The Company has a 5% economic interest, representing all of the voting stock of CRL. CRL has a 20% economic interest in CR License LLC ("CR License"), the entity which owns the rights to the future use of the "Canyon Ranch" name. CRL has the opportunity through July of 2000 to pay $3.0 million to obtain an additional 10% interest in CR License. CRL also has an effective 60% economic interest in the Canyon Ranch Spa Club located in the Venetian Hotel in Las Vegas. The Canyon Ranch Spa Club opened in June 1999 and is the first project to expand the franchise value of the "Canyon Ranch" name.

RECENT DEVELOPMENTS

Effective January 31, 2000, HCAC sold substantially all of its assets to an unrelated party. Through a wholly owned subsidiary, the Company received proceeds from the sale of $2.4 million resulting in an approximate $1.5 million gain which will be recognized by Crescent Operating in the first quarter of 2000.

In February 2000, Crescent Operating and its hospitality subsidiaries entered into a Master Asset Management and Administrative Services Agreement and property management agreements with Sonoma Management Company ("SMC") to manage the Company's hotel properties (excluding Canyon Ranch - Lenox, Canyon Ranch - Tucson and the Hyatt Regency Beaver Creek). At the same time, the Company's hospitality subsidiaries accepted assignment from the owners of the Sonoma Mission Inn and Spa, the Sonoma Mission Inn Golf and Country Club and the Ventana Inn and Spa of its property management agreements with Sonoma Management Company. The principles of Sonoma Management Company are Sanjay and Johanna Varma and Crescent Equities is an equity owner in Sonoma Management Company.

HOTELS AND DESTINATION HEALTH AND FITNESS RESORTS

The hotels and destination health and fitness resorts operated by the Company are as follows:

     o    Hyatt Regency Beaver Creek;

     o    Denver Marriott City Center;

     o    Hyatt Regency Albuquerque;

     o    Sonoma Mission Inn and Spa;

     o    Four Seasons Hotel Houston;

     o    Ventana Inn and Spa;

     o    Renaissance Houston Hotel;

     o    Canyon Ranch-Tucson; and

     o    Canyon Ranch-Lenox.

Crescent Partnership has committed over $40 million towards capital projects at certain of the Hospitality Properties to further enhance the guests' experience. The projects include:

     o 30 new suites at the Sonoma Mission Inn and Spa which are expected to be completed during the second quarter of 2000 and the spa expansion, which was completed in December 1999;

     o renovation of the guestrooms and common areas at the Four Seasons Hotel in Houston which are expected to be completed during the third quarter of 2000;

     o renovation of the Renaissance Hotel in Houston which is expected to be completed during the third quarter of 2000; and

     o four new suites and a new spa which were completed at the Ventana Inn and Spa during September 1999.

Certain of the above projects generate increased rent and the related construction of the projects causes a temporary reduction in the average daily rate of the hotel due to the negative impact on the guests' experience during construction.

Each of the Hospitality Properties is under lease with Crescent Equities, with terms that expire from December 2004 to June 2009 and generally provide for (i) base rent, with periodic rent increases, (ii) percentage rent based on a percentage of gross hotel revenues less food and beverage revenues above a specified amount and (iii) a percentage of gross food and beverage revenues above a specified amount. Under the leases, the Company's subsidiaries have assumed the rights and obligations of the property owner under the respective management agreement with the hotel operators (including the property management agreements with Sonoma Management Company for Sonoma Mission Inn and Spa, Sonoma Mission Inn Golf and Country Club and Ventana Inn and Spa), as well as the obligation to pay all property taxes and other charges against the property. As part of each of the lease agreements for eight of the Hospitality Properties, Crescent Equities has agreed to fund all capital expenditures relating to furniture, fixtures and equipment reserves required under the applicable management agreements. The only exception is Canyon Ranch-Tucson, in which instance the Company owns all furniture, fixtures and equipment associated with the property and will fund all related capital expenditures.

All of the Company's properties, except for the Sonoma Mission Inn and Spa, Sonoma Mission Inn Golf and Country Club and the Ventana Inn and Spa, are managed by third party operators. Through 1999, Sonoma Mission Inn and Spa, Sonoma Mission Inn Golf and Country Club and the Ventana Inn and Spa were managed by the Company with asset management oversight provided by The Varma Group. Crescent Operating, through its subsidiaries, had asset management agreements (the "Asset Management Agreements") with The Varma Group through 1999, such that The Varma Group was the exclusive asset manager of the Company's Hospitality Properties. Johanna Varma is a principal of The Varma Group and was President of the Hospitality division of the Company until February 2000.

As consideration for its services under the Asset Management Agreements, which became cancelable by the Company on January 30, 2000 and were terminated effective February 1, 2000, The Varma Group received an annual base fee in 1999 of approximately $0.7 million, plus annual cost of living adjustments for its asset management services related to the Hyatt Albuquerque, the Hyatt Beaver Creek, Sonoma Mission Inn and Spa and the Denver City Center Marriott. In addition, The Varma Group was reimbursed for its costs incurred in providing asset management to the other Hospitality Properties.

OPERATIONAL STATISTICS

The following table sets forth certain information about the Hospitality Properties, excluding the Sonoma Mission Inn Golf and Country Club, HCAC and CRL, for the years ended December 31, 1999 and 1998. The information below is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination health and fitness resorts that measure performance based on available guest nights.

                                                                                          For the year ended December 31,
                                                                                 ------------------------------------------------
                                                                                    Average          Average           Revenue
                                                                                   Occupancy          Daily              Per
                                                                                      Rate             Rate        Available Room
                                                                                 --------------    ------------    --------------
                                   Location          Lease Expiration  Rooms     1999      1998    1999    1998    1999      1998
                                   --------          ----------------  -----
UPSCALE BUSINESS CLASS HOTELS:
Denver Marriott City Center...     Denver, CO           June 2005        613      80%      80%     $124    $124    $ 99      $100
Hyatt Regency Albuquerque.....     Albuquerque, NM    December 2005      395      66       69       106     103      70        71
Four Seasons Hotel Houston....     Houston, TX       September 2007      399      66       65       197     181     129       118
Renaissance Houston...........     Houston, TX          June 2009        389      63       67        94      93      59        62
                                                                       -----      --       --      ----    ----    ----      ----
    Total/Weighted Average                                             1,796      70%      71%     $130    $125    $ 91      $ 89
                                                                       =====      ==       ==      ====    ====    ====      ====

LUXURY RESORTS AND SPAS:
Hyatt Regency Beaver Creek....     Avon, CO           December 2004      276(1)   72%      69%     $244    $233    $175      $162
Sonoma Mission Inn & Spa......     Sonoma, CA        October 2006(8)     178(2)   79       82       225     235     179       194
Ventana Inn & Spa.............     Big Sur, CA        December 2007       62      78       63(3)    388     387     302       245(3)
                                                                       -----      --       --      ----    ----    ----      ----
    Total/Weighted Average                                               516      75%      73%     $255    $249    $191      $183
                                                                       =====      ==       ==      ====    ====    ====      ====

                                                                        Guest
                                                                        Nights
DESTINATION FITNESS RESORTS                                             ------
 AND SPAS:
Canyon Ranch-Tucson...........     Tucson, AZ           July 2006        250(4)
Canyon Ranch-Lenox............     Lenox, MA          December 2006      212(4)
                                                                         ---      --       --      ----    ----    ----      ----
    Total/Weighted Average                                               462      87%(5)   86%(5)  $543(6) $508(6) $451(7)   $422(7)
                                                                         ===      ==       ==      ====    ====    ====      ====
GRAND TOTAL/WEIGHTED AVERAGE                                                      74%      74%     $222    $212    $170      $162
                                                                                  ==       ==      ====    ====    ====      ====

(1) In 1998, the number of rooms was reduced to 276 due to 19 rooms being converted into a 20,000 square foot spa.

(2) In February 1999, 20 rooms were taken out of commission during the construction of the spa, which is part of an approximately $20 million expansion scheduled to be completed in April 2000. The expansion will also include the construction of 30 additional guest rooms. Rates were discounted during the construction period, which resulted in a lower average daily rate and revenue per available room in 1999, as compared to 1998.

(3) Average occupancy and REVPAR decreased from the prior period due to the closing of the Ventana Inn and Spa for approximately three months as a result of the major access road leading to the property being washed out.

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

(8) The lease related to the Sonoma Mission Inn Golf and Country Club expires in October 2008.

MARKET INFORMATION

The following is derived from various industry sources. Average hotel room rental rates grew 4.0%, 4.4%, 6.2% and 6.3%, in 1999, 1998, 1997, and 1996,
respectively. Within the luxury and upscale segments of the industry, average room rental rates increased approximately 3.3% from 1998 to 1999.

Business and convention travel accounts for about two-thirds of overall room demand and has risen along with the improving economy and increased corporate profits. Domestic leisure travel has also increased, especially among the "baby boomers," who are not only at the prime age for leisure travel but also have a greater tendency to travel than previous generations. A healthier, more active senior population is also contributing to the increase in travel. With the aging of the "baby boomer" generation and the growing interest in quality of life activities, the resort/spa industry also is experiencing significant growth in the United States.

                        TEMPERATURE CONTROLLED LOGISTICS

OVERVIEW

The Temperature Controlled Logistics segment consisted primarily of a 40% interest in the operations of AmeriCold Logistics, and a 1% interest in the Temperature Controlled Logistics Partnerships. AmeriCold Logistics, headquartered in Atlanta, Georgia, has 6,900 employees and operates 104 temperature controlled storage facilities nationwide with an aggregate of approximately 519 million cubic feet of refrigerated, frozen and dry storage space. Of the 104 warehouses, AmeriCold Logistics leases 89 temperature controlled facilities with an aggregate of approximately 428 million cubic feet from the Temperature Controlled Logistics Partnerships, and manages 15 additional facilities containing approximately 91 million cubic feet of space. AmeriCold Logistics provides the frozen food industry with refrigerated storage and transportation management services.

AmeriCold Logistics entered into leases covering the refrigerated storage facilities used in its business. The leases, which commenced in March 1999, generally have a 15-year term with two five-year renewal options and provide for the payment of fixed base rent and percentage rent based on revenues AmeriCold Logistics receives from its customers. Fixed base rent is approximately $130 million per annum through 2003, $132.0 million per annum from 2004 through 2008 and $133.0 million per annum from 2009 through 2014. Percentage rent for each lease is based on a specified percentage of revenues in excess of a specified base amount. The aggregate base revenue amount under five of the six leases is approximately $321.0 million and the weighted average percentage rate is approximately 36% for the initial five-year period, approximately 39% for the period from 2004 through 2008 and approximately 41% for the period from 2009 through February 28, 2014. The aggregate base revenue amount under the sixth lease is approximately $32.0 million and the percentage rate is 24% for the initial two-year period, 37.5% for the period from 2002 through 2006, 40% from 2007 through 2011 and 41% from 2012 through February 28, 2014. AmeriCold Logistics recognized $135.8 million of rent expense from March 11, 1999 (acquisition date) through December 31, 1999. AmeriCold Logistics is required to pay for all costs arising from the operation, maintenance and repair of the properties, including all real estate taxes and assessments, utility charges, permit fees and insurance premiums, as well as property capital expenditures in excess of $5.0 million annually. AmeriCold Logistics has the right to defer the payment of 15% of the fixed base rent and all percentage rent for up to three years beginning on March 11, 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent. AmeriCold Logistics deferred $5.4 million of rent payments for the period ending December 31, 1999.

Under the terms of the partnership agreement for AmeriCold Logistics, Vornado Operating, Inc.("Vornado Operating") has the right to make all decisions relating to the management and operations of AmeriCold Logistics other than certain major decisions that require the approval of both the Company and Vornado Operating. Vornado Operating must obtain Crescent Operating's approval for specified matters involving AmeriCold Logistics, including approval of the annual budget, requiring specified capital contributions, entering into specified new leases or amending existing leases, selling or acquiring specified assets and any sale, liquidation or merger of AmeriCold Logistics. If the partners fail to reach agreement on certain matters prior to October 30, 2000, Vornado Operating will be entitled to buy Crescent Operating's interest in the partnership at cost plus 10% per annum return. If the partners fail to reach an agreement on such matters during the period from November 1, 2000 through October 30, 2007, Vornado Operating may set a price at which it commits to either buy Crescent Operating's investment, or sell its own, and Crescent Operating will decide whether to buy or sell at that price. If the partners fail to reach agreement on such matters after October 30, 2007, either party may set a price at which it commits to either buy the other party's investment, or sell its own, and the other party will decide whether to buy or sell at that price. Neither partner may transfer its rights or interest in the partnership without the consent of the other partner. The partnership will continue for a term through October 30, 2027, except as the partners may otherwise agree.

RECENT DEVELOPMENTS

Effective March 12, 1999, the Company sold 80% of its 5% interest in the Temperature Controlled Logistics Partnerships to Crescent Partnership for $13.2 million and received the right to require Crescent Partnership to purchase the remaining 20% for approximately $3.4 million at any time during the next two years, subject to compliance with certain regulatory matters. This 5% interest represented a 2% interest in various corporations and limited liability companies owned by the Temperature Controlled Logistics Partnerships. Crescent Operating, through a wholly owned limited liability company, then became a 40% partner of AmeriCold Logistics, a newly formed partnership, the remaining 60% of which is owned by Vornado Operating. This transaction required a capital contribution of approximately $15.5 million from Crescent Operating. As a result of the restructuring transaction, the operations formerly associated with the Temperature Controlled Logistics Partnerships are now conducted by AmeriCold Logistics. Also a result of the transaction, Crescent Operating no longer consolidates, for financial reporting purposes, the Temperature Controlled Logistics Partnerships, which has resulted in a decrease for accounting purposes in the investment in the Temperature Controlled Logistics Partnerships of approximately $291 million.

The Company expects to form a new business venture with Vornado Operating on terms and conditions similar to the Company's existing partnership arrangements with Vornado Operating. The venture, which is to be named Transportal Network ("Transportal"), would pursue a business-to-business internet opportunity relating to the Temperature Controlled Logistics business. The Company expects Transportal to provide routing and load management services and to facilitate related purchases over the internet to independent truckers, shippers and receivers to enable them to increase efficiency. The Company's share of start-up costs for Transportal, which relate to market research, creating a business plan and related matters, was $0.4 million for the year ended December 31, 1999. These costs are included in the Company's consolidated statement of operations as "Investment Income (Loss)" for the year ended December 31, 1999. Although Transportal has not commenced operations or finalized its business plan, the Company expects Transportal to incur significant future losses and to require significant equity investments. The Company anticipates that it may have to dilute its ownership in Transportal to fund its share of Transportal's cash needs, which may be in excess of $2.0 million. Transportal is actively seeking additional equity investments from third parties, including venture capital firms. Early stage internet companies, such as Transportal, with new and unproven business models frequently encounter financial and other significant business risks and there can be no assurance that Transportal will be a successful business venture.

MARKET INFORMATION

Refrigerated storage facilities are comprised of production and distribution facilities. Production facilities typically serve one or a small number of customers, generally food processors, located nearby. These customers store large quantities of processed or partially processed products in the facility until they are shipped to the next stage of production or distribution. Distribution facilities primarily warehouse a wide variety of customers' finished products until future shipment to end-users. Each distribution facility primarily services the surrounding regional market. AmeriCold Logistics offers transportation management services including freight routing, dispatching, freight rate negotiation, backhaul coordination and distribution channel assessment. AmeriCold Logistics' temperature controlled logistics expertise and access to both frozen food storage facilities and distribution channels enable its customers to respond quickly and efficiently to time-sensitive orders from distributors and retailers. Additionally, AmeriCold Logistics mines limestone at two of its locations.

Customers of AmeriCold Logistics consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations including Con-Agra, Inc., H.J. Heinz & Co., McCain Foods, Pillsbury, Sara Lee, Philip Morris, J.R. Simplot, Farmland Industries and Unilever. AmeriCold Logistics is the largest operator of public refrigerated storage space in the country in terms of public storage space operated. The Company believes that AmeriCold Logistics does not have any competitors of comparable size, however, there is competition that is national, regional and local in nature. Breadth of service, facility locations, customer mix, warehouse size, service performance and price are major competitive factors.

OPERATIONAL INFORMATION

The following table shows the location and size of facility for each of the properties operated by AmeriCold Logistics as of December 31, 1999:

                                          Total Cubic                                                    Total Cubic
                         Number of          Footage                                    Number of           Footage
      State              Properties      (in millions)                State            Properties       (in millions)
-------------------     -------------    --------------       ------------------    -------------     --------------
Alabama                      6                12.3            Missouri(1)                2                  37.9
Arizona                      1                 2.9            Nebraska                   2                   4.4
Arkansas                     6                33.1            New Jersey                 1                   2.7
California                  13                53.4            New York                   1                  11.8
Colorado                     2                 3.4            North Carolina             3                   8.5
Florida                      5                 7.5            Oklahoma                   2                   2.1
Georgia                      7                44.5            Oregon                     6                  40.4
Idaho                        2                18.7            Pennsylvania               4                  50.8
Illinois                     2                11.6            South Carolina             1                   1.6
Indiana                      1                 9.1            South Dakota               2                   6.3
Iowa                         2                12.5            Tennessee                  4                  13.0
Kansas                       2                 5.0            Texas                      4                  27.2
Kentucky                     1                 2.7            Utah                       1                   8.6
Maine                        1                 1.8            Virginia                   2                   8.7
Massachusetts                6                15.2            Washington                 6                  28.7
Minnesota                    1                 5.9            Wisconsin                  3                  17.4
Mississippi                  1                 4.7            Canada                     1                   4.8
                                                                                        ---                -----
                                                              Total                     104                519.2
                                                                                        ===                =====

(1) Missouri has one underground facility. This underground facility approximates 33.1 million cubic feet.


                                LAND DEVELOPMENT

OVERVIEW

The Land Development segment consisted primarily of:

     o a 4.65% economic interest in Desert Mountain, a master planned, luxury residential and recreational community in northern Scottsdale, Arizona;

     o a 42.5% general partner interest in Woodlands Operating, which provides management, advisory, landscaping and maintenance services to The Woodlands, Texas and is the lessee of The Woodlands Resort and Conference Center;

     o a 2.125% economic interest in Landevco, which owns approximately 7,500 acres for commercial and residential development as well as a realty office, an athletic center, and interests in both a title company and a mortgage company;

     o a 50% economic interest in COPI Colorado, a company that has a 10% economic interest in CDMC, which invests in entities that develop or manage residential and resort properties (primarily in Colorado) and provides support services to such properties.

The Land Development segment competes against a variety of other housing alternatives including other planned developments, homes, condominiums and townhouses. The Company believes that Desert Mountain, The Woodlands and the entities in which CDMC has investments possess certain features that provide competitive advantages to these developments. Both Desert Mountain and The Woodlands have golf courses where major tournaments are played, The Tradition and The Shell Houston Open, respectively, as well as clubhouses, multiple golf courses and other amenities.

The Woodlands is unique among developments in the Houston area because it functions as a self-contained community. Desert Mountain does not have any significant direct competitors due in part to the high-end amenities that it offers. The Company believes that the entities in which CDMC has investments do not have any direct competitors because the locations of the projects are unique, the land is limited and the entities in which CDMC has investments own most of the land in each location. Management believes that these attributes help to distinguish Desert Mountain, The Woodlands and the entities in which CDMC has investments from their competition. The Woodlands could be adversely affected by downturns in the Houston economy. Management believes that Desert Mountain and the most significant investments made by CDMC are not directly affected by their local economies, as they are luxury developments and most of the purchases are not made by local residents.

RECENT DEVELOPMENTS

The Woodlands Operating partnership agreement provides that distributions are to be made to partners in accordance with specified payout percentages which change based upon whether certain established cumulative preferred returns have been earned. As cumulative preferred returns reach certain thresholds, distributions to the Company increase from 42.5% to 49.5% and then from 49.5% to 52.5%. Beginning in 2000, both the 42.5% and the 49.5% thresholds have been met; therefore, the payout percentage to the Company has increased to 52.5%.

On May 29, 1999, legislation was passed that would keep The Woodlands as an unincorporated area free from annexation from Houston for a period of at least twelve years. Also during 1999, Anadarko Petroleum commenced construction of its new 32 story headquarters in The Woodlands, and the $24.0 million, 1.25-mile waterway in The Woodlands is under construction and anticipated to be completed in early 2001. In addition, the new Carlton Woods Country Club, featuring an 18-hole Jack Nicklaus signature golf course is under construction in The Woodland's first gated community.

In accordance with an agreement between Gerald Haddock and the Company, Mr. Haddock, the Company's former Chief Executive Officer and President, had his limited partnership interest in COPI Colorado redeemed by COPI Colorado in January 2000. COPI Colorado paid Mr. Haddock approximately $2.6 million for his approximate 16.67% limited partner interest (determined from an independent appraisal of the value of COPI Colorado). Mr. Haddock reserved the right to challenge the valuation performed by the independent appraiser. As a result of the redemption of Mr. Haddock's interest, the Company has an approximate 58% interest in COPI Colorado.

On April 29, 1999, a partnership in which CDMC has a 64% economic interest finalized the purchase of Riverfront Park (previously known as "The Commons"), a master planned residential development on 23 acres in the Central Platte Valley near downtown Denver, Colorado, for approximately $25.0 million. The development of Riverfront Park is expected to begin in the spring of 2000. The first phase will consist of condominiums and lofts with prices ranging from $0.2 million to $2.5 million. The acreage is in close proximity to several major entertainment and recreational facilities, including, Coors Field (home to the Major League Baseball's Colorado Rockies), Elitch Gardens (an amusement park), the new Pepsi Center (home to the National Hockey League's Colorado Avalanche and the National Basketball Association's Denver Nuggets) and the new downtown Commons Park. An adjacent 28 acres is expected to be commercially developed by another company, thus providing a major mixed-use community adjacent to the lower downtown area of Denver.

On August 27, 1999 and October 27, 1999, the Company sold its investments in Hillwood and Corporate Arena, respectively, for an aggregate sales price of approximately $1.4 million. Together, the sales resulted in an approximate $0.2 million gain in 1999.

DESERT MOUNTAIN

Desert Mountain includes The Desert Mountain Club, a private golf, tennis and fitness club which serves over 2,100 members and offers five Jack Nicklaus signature 18-hole golf courses and four clubhouses. One of these courses is Cochise, the site of the Senior PGA Tour's The Tradition golf tournament. Lyle Anderson, the original developer of Desert Mountain, provides advisory services in connection with the operation and development of Desert Mountain. Pursuant to the terms of a limited partnership agreement, Desert Mountain Development Corporation ("Desert Mountain Development") is entitled to receive 93% of the net cash flow of Desert Mountain after certain payments to the sole limited partner, Sonora Partners Mountain Partnership which owns the remaining 7% interest, have been made.

THE WOODLANDS OPERATING COMPANY

The Woodlands, an approximately 27,000-acre master-planned residential and commercial community located approximately 27 miles north of Houston, Texas, includes a shopping mall, retail centers, office buildings, a conference center and country club and other amenities. The Greater Houston Builders Association chose The Woodlands as its 1999 Developer of the Year.

Woodlands Operating was formed to provide management, advisory, landscaping and maintenance services to entities affiliated with Crescent Operating and Crescent Equities as well as to third parties. Pursuant to the terms of service agreements, Woodlands Operating performs general management, landscaping and maintenance, construction, design, sales, promotional and other marketing services for certain properties in which Crescent Equities owns a direct or indirect interest. In addition, Woodlands Operating monitors certain of the real estate investments of, and provides advice regarding real estate and development issues to, such entities. As compensation for its management and advisory services, Woodlands Operating is paid a monthly advisory fee in an amount equal to 3% of all costs and expenses incurred by Woodlands Operating in providing such services. As compensation for its landscaping and maintenance services, Woodlands Operating receives a monthly fee in an amount equal to 5% of the cost per month of performing the required landscaping and maintenance services. Each service agreement provides for an initial term of at least 12 months (subject to earlier termination under certain circumstances) and will be renewed automatically, unless terminated by either party upon giving prior notice as specified in each agreement.

Woodlands Operating also leases The Woodlands Conference Center and Country Club, a 364-room executive conference center with a private golf and tennis club serving approximately 1,800 members and offering 81 holes of golf, and certain related assets (the "Conference Center") from The Woodlands Commercial Properties Company, L.P. ("Woodlands Commercial"), a partnership, the interests of which are owned by Crescent Equities and certain Morgan Stanley Group funds. Woodlands Operating leases the Conference Center on a triple net basis and will pay base rent in the amount of $0.75 million per month during the eight-year term of the lease. The lease also provides for the payment of percentage rent for each calendar year in which gross receipts from the operation of the Conference Center exceed certain amounts.

THE WOODLANDS LAND COMPANY, INC.

The Company owns all of the voting stock representing a 5% economic interest, of The Woodlands Land Company, Inc. ("LandCo"), a residential and commercial development corporation which was formerly wholly owned by Crescent Partnership. LandCo holds a 42.5% general partner interest in, and is the managing general partner of, Landevco, a Texas limited partnership in which certain Morgan Stanley funds hold a 57.5% limited partner interest. LandCo's general partner interest in Landevco is subject to adjustment to up to 52.5%, in the event Landevco achieves certain levels of profitability and the Morgan Stanley funds receive certain rates of return on their investment in Landevco. Landevco primarily owns (i) approximately 5,400 acres of land capable of supporting the development of more than 15,500 lots for single-family homes, (ii) approximately 2,000 acres capable of supporting more than 16.6 million net rentable square feet of commercial development, (iii) a realty office, (iv) contract rights relating to the operation of its property, (v) an athletic center and (vi) a 50% interest in a title company.

CRESCENT DEVELOPMENT MANAGEMENT CORP.

CDMC's investments include direct and indirect economic interests that vary from 18% to 70% in the following: (i) two residential and commercial developments and eight residential developments in Colorado; (ii) a Texaco gasoline station and ancillary auto repair facility, car wash and convenience store in Colorado;
(iii) a timeshare development in Colorado; (iv) a real estate company that markets and sells timeshare interests; (v) a real estate company that specializes in the management of resort properties in Colorado, Utah, South Carolina and Montana; (vi) two transportation companies that provide approximately 80% of the airport shuttle service to Colorado resort areas; and
(vii) an interest in a partnership that owns an interest in the Ritz Carlton Hotel in Palm Beach, Florida.

Effective September 11, 1998, the Company and Gerald W. Haddock, John C. Goff and Harry H. Frampton, III (collectively, the "CDMC Sellers") entered into a partnership agreement (the "Partnership Agreement") to form COPI Colorado. COPI Colorado's purpose is to hold and manage the voting stock of CDMC (and, consequently, to manage CDMC) and to invest in shares of Crescent Operating common stock. In September, 1998, the Company contributed to COPI Colorado $9.0 million in cash in exchange for a 50% general partner interest in COPI Colorado, and each CDMC Seller contributed to COPI Colorado approximately 667 shares of CDMC voting stock, which the CDMC Sellers owned individually, in exchange for an approximately 16.67% limited partner interest in COPI Colorado; as a result and until January 2000, the Company owned a 50% managing interest in COPI Colorado and the CDMC Sellers collectively owned a 50% investment interest in COPI Colorado. See Land Development - Recent Developments. The operating results of CDMC since September 30, 1998 have been included in the consolidated results of the Company.

As of March 30, 2000, COPI Colorado had purchased approximately 1.1 million shares of Crescent Operating common stock at a total purchase price of $4.3 million. The average price paid for such shares, excluding brokers' commissions, was $3.88 per share.

OPERATIONAL STATISTICS

The following table sets forth certain information as of December 31, 1999 relating to the residential development properties.


                                                     Total          Total           Average
                                       Total       Lots/Units     Lots/Units        Closed
                                       Lots/        Developed       Closed        Sale Price
                                       Units         Since          Since          Per Lot/         Range of Proposed
  Land Development                    Planned      Inception      Inception          Unit (1)     Sale Prices Per Lot(2)
  ----------------                    -------      ---------      ---------       -----------     ----------------------
  Desert Mountain............          2,665          2,265          1,980        $ 480,000       $375,000-$3,000,000(3)
  The Woodlands..............         36,385         22,240         20,721        $  48,131          $13,600-$500,000
  CDMC.......................          2,283            227            216             N/A          $23,000-$4,075,000
                                      ------         ------         ------

  Total Land Development.....         41,333         24,732         22,917
                                      ======         ======         ======

(1)  Based on lots/units closed during the Company's ownership period.

(2)  Based on existing inventory of developed lots and lots to be developed.

(3)  Includes golf membership, which for 1999, is $175,000.


                               OTHER INVESTMENTS

CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC

OVERVIEW

CBHS is the largest provider of behavioral health care treatment in the United States and currently operates 37 behavioral health care facilities in 21 states. CBHS also operates outpatient clinics in several states and provides management services for about 15 behavioral health care treatment programs in general acute care hospitals in eight states. Many of CBHS' facilities offer a continuum of care including, inpatient hospitalization, partial hospitalization, intensive outpatient services, and, in some markets, residential treatment services.

The CBHS facilities provide structured and intensive treatment programs for mental health and alcohol and drug dependency disorders in children, adolescents and adults. The specialization of programs enables the clinical staff to provide care that is specific to the patients' needs and facilitates monitoring of patients' progress. A typical treatment program at a CBHS facility integrates physicians and other healthcare professionals through structured activities, patient testing, adjunctive therapies, group therapy, individual therapy and educational programs. Treatment programs typically include one or more types of treatment settings. For those patients who do not have a personal psychiatrist or other specialist, the hospital refers the patient to a member of its medical staff.

The Company has written-off its entire investment and has no obligation or commitment to fund CBHS' ongoing operations. As a result of the write-off, and irrespective of the transactions described in Note 3 to the Company's financial statements, the Company does not anticipate that it will recognize any additional losses from its investment in CBHS. Because the Company has written-off its CBHS investment and it is unlikely that the Company will recognize any material income from CBHS in the near future due to the operating losses currently being incurred by CBHS, the Company no longer reports its operations related to CBHS as a separate segment.

RECENT DEVELOPMENTS

On September 9, 1999, Crescent Operating, Magellan Health Services, Inc. ("Magellan"), Crescent Partnership and CBHS completed a recapitalization of CBHS and restructuring of the relationships among the parties. In connection with the restructuring, Magellan transferred its remaining hospital-based assets (including Charter Advantage, Charter Franchise Services, LLC, the call center assets, the Charter name and related intellectual property and certain other assets) to CBHS, and released CBHS from all accrued and future franchise fees. As a result of the transfer, Magellan is no longer obligated to provide franchise services to CBHS. Magellan also transferred 80% of its CBHS common membership interest and all of its CBHS preferred membership interest to CBHS, leaving Magellan with a 10% common membership interest. Simultaneously, Crescent Operating reorganized its holdings leaving Crescent Operating with a 25% common membership interest and 100% of the preferred membership interest in CBHS, and a limited partnership controlled by individual officers of Crescent Operating and in which Crescent Operating owns 100% of the economic interests, with a 65% common membership interest in CBHS. Prior to the restructuring, Crescent Operating and Magellan each held a 50% common membership interest, and a 50% preferred membership interest in CBHS.

In connection with the restructuring, Magellan, CBHS, Crescent Partnership and Crescent Operating also provided each other with mutual releases of all claims and disputes against each other (including, but not limited to, claims related to the operation of CBHS and agreements in respect of the purchase and sale of certain assets), with certain specified exceptions, and Crescent Partnership deferred the August 1999 rent due from CBHS to the last four months of 1999. In addition, in connection with the settlement and mutual release of claims between Magellan and Crescent Operating, $2.5 million that had been held in escrow was released to Crescent Operating.

In the fourth quarter of 1999, CBHS began significant downsizing, including the closure of 18 facilities in 1999 and 33 facilities in January 2000. The purpose of the downsizing is to close unprofitable facilities and eliminate overhead so that the remaining 37 facilities currently operating could be refinanced or sold. As a result of the downsizing, the Company anticipates that CBHS' annual revenues would be reduced from approximately $720 million to approximately $320 million. Closure of these facilities resulted in the filing by terminated employees of several lawsuits against CBHS for alleged violation of the Worker Adjustment and Retraining Notification Act ("WARN Act"). See Item III - Legal Proceedings.

The reader's attention is directed to the end of this discussion about CBHS, where information is given to the effect that COPI Healthcare does not expect to close the acquisition of CBHS's core business assets under the asset purchase agreement described below because the conditions to COPI Healthcare's obligation to close are not expected to be fulfilled.

Despite the downsizing of its operations, CBHS' operating results and cash flow were not improved sufficiently to support its current and long-term obligations. On February 16, 2000, CBHS petitioned for relief under Chapter 11 of the United States Bankruptcy Code. Under the protection of the bankruptcy court, CBHS intends to sell and liquidate, in a controlled fashion, all of its ongoing business. In conjunction with the filing by CBHS of the bankruptcy petition, COPI Healthcare, Inc. ("COPI Healthcare"), a wholly owned subsidiary of Crescent Operating, entered into an agreement with CBHS for the acquisition by COPI Healthcare of CBHS' core business ("Asset Purchase Agreement"), which consists of the assets used in the operation of 37 behavioral healthcare facilities for $24.5 million. The bankruptcy court could seek other bids for these assets from other interested parties and there is no assurance that COPI Healthcare's bid will be successful or that the conditions contained in its offer can be satisfied.

The closing of the transactions contemplated by the Asset Purchase Agreement is subject to bankruptcy court approval and other conditions, including among others, the conditions that (i) from February 16, 2000, through the date of the closing of the transactions described in the Asset Purchase Agreement, CBHS will have generated sufficient Earnings Before Interest Taxes Depreciation Amortization and Rent to cover $1.7 million per month of corporate overhead and $1.67 million per month of rent, (ii) COPI Healthcare will have obtained, as of the closing date, a loan agreement or credit facility, on terms acceptable to COPI Healthcare, for a working capital line of credit in the minimum amount of $40 million, (iii) various federal and state governmental agencies will have granted comprehensive releases to COPI Healthcare, Crescent Operating and Crescent Equities with respect to matters pertaining to CBHS prior to the acquisition and (iv) all contracts pertaining to operation of the assets that COPI Healthcare desires to assume shall have been assigned to it, with all breaches of those contracts cured, and COPI Healthcare shall have entered into acceptable leases of the facility properties. The Asset Purchase Agreement may be terminated at any time prior to the closing in the event that (i) the Bankruptcy Court fails to approve the Asset Purchase Agreement, (ii) certain of the conditions to closing set forth in the Asset Purchase Agreement are not met, or (iii) there is a material breach of the Asset Purchase Agreement that is not cured within 10 days. As part of the resolution of all matters that may arise in connection with the bankruptcy of CBHS, and under certain circumstances, Crescent Equities has indicated a willingness to negotiate and, if successful, enter into an amended master lease or a new lease with any qualified, credit-worthy bidder who purchases the core business of CBHS, including COPI Healthcare.

The Company has received a written commitment from Bank of America to make available to COPI Healthcare $25.0 million to finance the purchase of the core business of CBHS. Based upon preliminary discussions between the Company and Bank of America, the Company anticipates that it will issue a one-year note, at an annual interest rate equal to the 30-day LIBOR plus 1.0%, which will be secured by all of the assets of COPI Healthcare (whether currently existing or acquired subsequent to the date of the note) and all of the stock or other interests of Crescent Operating in COPI Healthcare. Richard Rainwater, Chairman of the Board of Directors and a significant shareholder of the Company, has agreed to guarantee (the "Guarantee") the borrowing in an amount not to exceed $25.0 million. The Guarantee is subject to certain specified conditions, including (i) the execution by COPI Healthcare of loan documents in respect of the $25.0 million loan that are reasonably satisfactory to Mr. Rainwater, (ii) the inclusion of provisions in the loan documents permitting Mr. Rainwater to acquire COPI Healthcare's $25.0 million debt to Bank of America in the event of a default under the loan documents, (iii) the acquisition by COPI Healthcare of the core assets of CBHS on substantially the terms as provided in the Asset Purchase Agreement, (iv) the execution by COPI Healthcare of an agreement to reimburse to Mr. Rainwater all amounts funded by him pursuant to the Guarantee, on terms that are reasonably satisfactory to Mr. Rainwater and that provide that any such amounts funded be secured by collateral, (v) CBHS' obtaining a working capital line of credit from a financial institution in the minimum amount of $40 million, and (vi) the payment by COPI Healthcare to Mr. Rainwater of a fee in the amount of $0.9 million upon the making of the Guarantee. The amount of the fee to be paid to Mr. Rainwater upon issuance of the Guaranty is based upon a range of reasonable fees calculated by an outside consulting firm at the request of the Company's Board of Directors. The Guarantee will expire in the event the transactions contemplated by the Asset Purchase Agreement are not closed on or before April 16, 2000. If COPI Healthcare is successful in acquiring the core business of CBHS, the Company will then seek to retire the $25.0 million facility through the sale of equity in COPI Healthcare or Crescent Operating to existing Crescent Operating shareholders.

On March 27, 2000, COPI Healthcare notified CBHS that because it appears that not all of the conditions to its obligation to consummate the acquisition under the Asset Purchase Agreement appear likely to be met before the agreement terminates by its own terms on April 16, 2000, COPI Healthcare does not expect to close the acquisition under the Asset Purchase Agreement.

MARKET INFORMATION

In general, the operation of behavioral healthcare programs is characterized by intense competition. The Company anticipates that competition will become more intense as pressure to contain the rising costs of health care continues to intensify, particularly as programs such as those operated by CBHS are perceived to help contain mental health care costs. Each of the CBHS facilities competes with other hospitals and behavioral healthcare facilities, some of which are larger and have greater financial resources than those operated by CBHS. Some competing facilities are owned and operated by governmental agencies, others by nonprofit organizations supported by endowments and charitable contributions. Facilities frequently draw patients from areas outside their immediate locale and, therefore, the CBHS facilities may, in certain markets, compete with both local and distant hospitals and other facilities. In addition, the CBHS facilities compete not only with other psychiatric hospitals, but also with psychiatric units in general hospitals. With respect to outpatient services, CBHS competes with private practicing mental health professionals, publicly funded mental health centers, and partial hospitalization and other intensive outpatient services programs and facilities. The competitive position of a particular facility is, to a significant degree, dependent upon the number and quality of physicians who practice at the facility and who are members of its medical staff. There can be no assurance that CBHS will be able to compete effectively with its present or future competitors, and any such inability could have a material adverse effect on the CBHS' business, financial condition and results of operations.

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

HICKS MUSE TATE & FURST EQUITY FUND II, LP

On March 31, 1999, the Company sold its investment in Hicks-Muse Tate & Furst II, LP ("Hicks-Muse") for $8.1 million to an unrelated party. The sale resulted in a $0.3 million gain which was recognized in the first quarter of 1999. All of the sales proceeds were applied against the Company's indebtedness to Crescent Partnership.

MAGELLAN WARRANTS

In connection with the transaction in which the Company acquired its initial 50% membership interest in CBHS in 1997, the Company purchased, for $12.5 million, warrants to acquire 1,283,311 shares of Magellan common stock for an exercise price of $30 per share. The Magellan warrants are exercisable in varying increments beginning on May 31, 1998 and ending on May 31, 2009. Management has written down its investment in the warrants based on the estimated fair value of the warrants of $2.4 million at December 31, 1999, using the Black-Scholes pricing model.


                     TRANSACTIONS WITH CRESCENT PARTNERSHIP

Historically, Crescent Operating generally has been involved with Crescent Equities in two types of transactions: "LESSEE TRANSACTIONS" and "CONTROLLED SUBSIDIARY TRANSACTIONS".

     o LESSEE TRANSACTIONS are those in which Crescent Operating enters into a transaction to lease and operate real property that is owned by Crescent Partnership but which cannot be operated by Crescent Partnership due to Crescent Equities status as a REIT. Lessee Transactions include the Company's leases of Hospitality Properties.

     o CONTROLLED SUBSIDIARY TRANSACTIONS are those in which Crescent Operating invests alongside Crescent Partnership in acquisitions where Crescent Operating owns all of the voting stock, and Crescent Partnership owns all of the non-voting stock of a corporate acquisition vehicle which in turn acquires a target business which cannot be operated by Crescent Partnership due to Crescent Equities' status as a REIT. The voting stock represents the controlling interest of the entity being purchased, and due to its status as a REIT, Crescent Equities cannot hold a controlling interest in such entities. Controlled Subsidiary Transactions include investments in CRL, Desert Mountain, Landco, and the Temperature Controlled Logistics Partnerships.

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

The Company anticipates that the REIT Modernization Act will have a significant effect on the Intercompany Agreement in 2001. On December 17, 1999, President Clinton signed into law the REIT Modernization Act which will become effective after December 31, 2000, and contains a provision that would permit REITS, such as Crescent Equities, to own and operate certain types of investments that are currently owned and operated by Crescent Operating. The REIT Modernization Act is expected to reduce the number of business opportunities that Crescent Equities would otherwise offer to the Company pursuant to the Intercompany Agreement. Crescent Equities has expressed an interest in certain of the investments currently owned or operated by the Company that the REIT Modernization Act would allow Crescent Equities to own or operate. Crescent Operating is exploring alternatives with Crescent Equities regarding a potential future transaction with respect to certain of the Company's assets.


                                    EMPLOYEES

As of December 31, 1999, Crescent Operating and the following consolidated subsidiaries had the number of employees indicated below:

Crescent Operating-corporate.................              13
Equipment Sales and Leasing segment..........             432
Hospitality segment..........................             750
Land Development segment.....................             644
                                                        -----

                                                        1,839
                                                        =====

The Company has excluded employees of CBHS, Woodlands Operating, Landevco and AmeriCold Logistics, as these subsidiaries represent equity investments for financial reporting purposes.

ITEM 2. PROPERTIES

At December 31, 1999, the Company, through its subsidiary, Crescent Machinery, owned fee simple interests in three properties. The properties are located in Dallas, Austin and Houston, Texas. The Company, directly or indirectly, also held leasehold interests in certain facilities, including the Hospitality Properties (collectively, the "Leased Properties"). Additionally, CHBS leases its hospital facilities. Management believes that each of the owned and the Leased Properties is adequately maintained and suitable for use in its respective capacity. The Company or certain of its subsidiaries has entered into lease agreements in respect of the Leased Properties, pursuant to which each respective lessee is responsible for routine maintenance of the subject property.

ITEM 3. LEGAL PROCEEDINGS

CBHS became the subject of Chapter 11 bankruptcy proceedings by filing a voluntary petition on February 16, 2000, in United States Bankruptcy Court for the District of Delaware. Although CBHS is not a subsidiary of Crescent Operating, Crescent Operating does own a majority (90%) economic interest in CBHS. Crescent Operating's claims against the estate of CBHS include (i) its interests as a direct and indirect equity holder of CBHS and (ii) and its claim for indemnification or contribution against third party lawsuits and claims where Crescent Operating is a named defendant with CBHS, such as lawsuits based upon alleged WARN Act violations purported to have been committed by CBHS and/or its subsidiaries in closing behavioral health care facilities in 1999 and 2000. To date Crescent Operating has not filed a proof of claim against CBHS with regard to any of these claims but would expect to file proofs of claim prior to the bar date.

Another claimant in the CBHS bankruptcy is expected to be Crescent Partnership (either individually, or together with its parent, Crescent Equities), which is the owner of certain facilities leased to and operated by CBHS and its subsidiaries and is also the secured lender of $10 million to CBHS. CBHS has an arrearage on its lease payments owed to Crescent Partnership accrued prior to the commencement of bankruptcy. While the claims of Crescent Partnership against CBHS are not necessarily adverse to the interests of Crescent Operating, the interests of Crescent Partnership are separate, distinguishable and at least nominally in conflict with the competing interests and claims of all other interested parties in the bankruptcy, including Crescent Operating. To the Company's knowledge, none of the directors, officers or security holders of Crescent Operating has, in his or its individual capacity, an interest adverse to Crescent Operating in connection with the CBHS bankruptcy; however, in their capacities as directors, officers and/or security holders of Crescent Partnership or Crescent Equities, certain persons may be deemed to hold interests adverse to the Company's interest in connection with the CBHS bankruptcy.

To date, four lawsuits, all of which seek class action certification, have been filed against CBHS alleging violations of the WARN Act in the closing of certain healthcare facilities. All of those lawsuits also name Crescent Operating as a defendant. Under the automatic stay provisions of federal bankruptcy law, lawsuits against CBHS or its subsidiaries would be stayed unless otherwise directed by the bankruptcy court, but the lawsuits against other defendants, including Crescent Operating, would not be stayed automatically. It is anticipated that those suits may be stayed because CBHS and its subsidiaries are indispensable parties. The Company anticipates that other similar lawsuits may be filed due to the closing of other facilities. With respect to the pending suits and possible future claims against Crescent Operating based on the closure by CBHS of facilities in 1999 and 2000, the Company believes that such actions are without basis under the WARN Act and should be dismissed; however, no assurance can be given that Crescent Operating will prevail.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the Registrant's fiscal year ended December 31, 1999.

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

The following table reflects the high and low bid prices of the common stock for each calendar quarter indicated.

                   1999                           HIGH             LOW
                   ----                         --------         -------
March 31................................        $  5.25          $  3.06
June 30.................................        $  7.63          $  3.25
September 30............................        $  7.13          $  4.00
December 31.............................        $  4.63          $  2.25


                   1998                           HIGH             LOW
                   ----                         --------         -------
March 31................................        $  25.00         $ 18.19
June 30.................................        $  24.50         $ 16.50
September 30............................        $  17.13         $  3.50
December 31.............................        $   6.88         $  2.78


On October 25, 1999, the Company received notice from Nasdaq that, for the 30 consecutive trading days preceding such date, the Company's common stock failed to maintain a closing bid price of greater than or equal to $5.00 per share, the minimum closing bid price required for continued listing under NMS maintenance standard applicable to the Company. On March 3, 2000, the Company had a hearing before a Nasdaq panel to determine whether the Company will be permitted to maintain its NMS listing. Pending the outcome of the hearing, the Company's common stock will continue to be listed for trading on NMS. In the event of an unfavorable outcome of the hearing, the Company believes it would be able to apply for listing on the Nasdaq SmallCap Market. While the Company believes it satisfies the requirements for listing on the Nasdaq SmallCap Market, there can be no assurances that Nasdaq will approve listing of the Company's shares on such market.

As of March 28, 2000, there were approximately 252 holders of record of the common stock of Crescent Operating.

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

                                                                            (Dollars In Thousands)
                                         ------------------------------------------------------------------------------------------
                                                     Crescent Operating, Inc.                  Carter-Crowley Asset Group
                                                                                                      (Predecessor)
                                         ----------------------------------------------  ------------------------------------------
                                                                                         For the Period
                                                                       For the Period        From            For the Year Ended
                                                                            From          January 1,              December 31,
                                                                         May 9, 1997         1997       ---------------------------
                                              1999            1998    December 31, 1997  to May 8, 1997    1996            1995
                                         ------------    ------------ -----------------  ------------   ------------   ------------
Operating Data:
   Revenues ...........................  $    717,987    $    493,248    $    156,882    $      4,657   $     10,394   $      9,147
   Income (loss) from Operations ......        13,867           9,886            (993)            158            109             89
   Net income (loss) ..................        (2,695)          1,141         (22,165)             25           (111)            79
   Income (loss) per share-basic
      and diluted .....................          (.26)            .10           (2.00)           --             --             --

Balance Sheet Data:
   Total assets .......................  $    795,653    $    937,333    $    602,083    $     17,483   $     13,230
   Total debt .........................       421,874         371,139         258,129           5,405          3,121
   Total shareholders' equity (deficit)       (20,522)        (16,068)         (8,060)         10,925          9,358


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

The following table sets forth financial data for the Company and the Predecessor. The year ended December 31, 1997 includes operations of the Predecessor from January 1, 1997 through May 8, 1997, and the operations of the Company from May 9, 1997 through December 31, 1997. The years ended December 31, 1998 and 1999 include only the operations of the Company.

                                                   For the         For the         For the
                                                 Year Ended      Year Ended      Year Ended
(In thousands)                                  December 31,    December 31,    December 31,
                                                    1999             1998           1997
                                                ------------    ------------    ------------
REVENUES
  Equipment sales & leasing                     $    136,343    $     85,365    $     15,175
  Hospitality                                        246,763         229,491          79,468
  Land development                                   334,881         178,392          66,896
                                                ------------    ------------    ------------

     Total revenues                                  717,987         493,248         161,539
                                                ------------    ------------    ------------

OPERATING EXPENSES
  Equipment sales & leasing                          131,606          79,011          14,282
  Hospitality                                        191,465         170,556          62,542
  Hospitality properties rent                         54,012          52,276          16,694
  Land development                                   324,432         178,372          67,095
  Corporate general and administrative                 2,605           3,147           1,761
                                                ------------    ------------    ------------

     Total operating expenses                        704,120         483,362         162,374
                                                ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                         13,867           9,886            (835)
                                                ------------    ------------    ------------

INVESTMENT INCOME (LOSS)                              20,939          27,684         (16,423)
                                                ------------    ------------    ------------

OTHER (INCOME) EXPENSE
  Interest expense                                    30,775          18,262           5,616
  Interest income                                     (4,046)         (3,876)         (1,764)
  Other                                                  131             182            (162)
                                                ------------    ------------    ------------

     Total other (income) expense                     26,860          14,568           3,690
                                                ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES
    AND MINORITY INTERESTS                             7,946          23,002         (20,948)

INCOME TAX PROVISION (BENEFIT)                        (3,471)          5,521             626
                                                ------------    ------------    ------------

INCOME (LOSS) BEFORE MINORITY INTERESTS               11,417          17,481         (21,574)

MINORITY INTERESTS                                   (14,112)        (16,340)           (566)
                                                ------------    ------------    ------------

NET INCOME (LOSS)                               $     (2,695)   $      1,141    $    (22,140)
                                                ============    ============    ============

YEAR ENDED DECEMBER 31, 1999, COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

REVENUES

Total revenue increased $224.8 million, or 45.6%, to $718.0 million for the year ended December 31, 1999, compared with $493.2 million for the year ended December 31, 1998. The increase in total revenue is attributable to the following:

Equipment Sales and Leasing Segment

Equipment sales and leasing revenue increased $51.0 million, or 59.7% to $136.4 million, for the year ended December 31, 1999, compared with $85.4 million for the year ended December 31, 1998. Significant components of the overall increase were:

o the Company's acquisitions since January 1, 1998 and the opening of a new location on August 1, 1999, resulting in incremental revenue of $46.1 million during the year ended December 31, 1999; and

o same store revenue increased $4.9 million for the year ended December 31, 1999, as compared to the prior year primarily due to increased rental revenue.


Hospitality Segment

Hospitality revenue increased $17.3 million, or 7.5%, to $246.8 million for the year ended December 31, 1999, compared with $229.5 million for the year ended December 31, 1998. Significant components of the overall increase were:

o revenue derived from the operations of the Sonoma Mission Inn Golf and Country Club, which was not leased by the Company until October 1998, and the Renaissance Hotel, which was not leased by the Company until June 1999; offset by the elimination of the Austin Omni Hotel rental income, resulting from the termination of the lease effective December 31, 1998;

o revenue derived from the newly constructed Allegria Spa at the Hyatt Regency Beaver Creek, which conducted operations for the full year ended December 31, 1999, as compared to only four months during the year ended December 31, 1998; and

o increased rates at certain of the Hospitality Properties resulted in higher revenues during 1999 as compared to the corresponding period in 1998; partially offset by

o decreased revenues at Sonoma Mission Inn and Spa due to lower occupancy and average daily rate caused by construction at the property which necessitated taking 20 rooms out of inventory during 1999.

Land Development Segment

Land Development revenue, which represents revenue from Desert Mountain Development and COPI Colorado prior to the elimination of the Minority Interests, increased $156.5 million, or 87.7%, to $334.9 million for the year ended December 31, 1999, compared with $178.4 million for the year ended December 31, 1998. Significant components of the overall increase were:

o revenues of COPI Colorado, which the Company did not include during the first nine months of 1998, and which resulted in incremental revenues of $136.1 million for the year ended December 31, 1999; and

o a $20.4 million increase in revenue from Desert Mountain Development during the year ended December 31, 1999. The increase for the year can be attributed to overall higher sales prices for lots as compared to the prior year.

OPERATING EXPENSES

Total operating expenses increased $220.7 million, or 45.7%, to $704.1 million for the year ended December 31, 1999, compared with $483.4 million for the year ended December 31, 1998. The increase in operating expenses is attributable to the following:

Equipment Sales and Leasing Segment

Equipment sales and leasing expenses increased $52.6 million, or 66.6%, to $131.6 million for the year ended December 31, 1999, compared with $79.0 million for the year ended December 31, 1998. Significant components of the overall increase were:

o the Company's acquisitions since January 1, 1998 and the opening of a new location on August 1, 1999, resulting in incremental operating expenses of $45.8 million during year ended December 31, 1999; and

o increased costs of $6.8 million incurred during the year ended December 31, 1999, due mainly to an increase in rental inventory that is not attributable to acquisitions resulting in increased depreciation expense. Additionally, operating expenses were incurred during 1999 related to the implementation of a new computer system, integration of acquisitions as well as various costs incurred on acquisitions which did not come to fruition. Management anticipates that certain of these integration costs should not recur during 2000.

Hospitality Segment

Hospitality expenses increased $22.7 million, or 10.2%, to $245.5 million for the year ended December 31, 1999, compared with $222.8 million for the year ended December 31, 1998. Significant components of the overall increase were:

o rent and expenses associated with the Sonoma Mission Inn Golf and Country Club which was not leased by the Company until October 1998, and the Renaissance Hotel, which was not leased by the Company until June 1999;

o additional rent for the year ended December 31, 1999, resulting from increased revenue generated by the Hospitality Properties, partially offset by a decrease in rent for the year ended December 31, 1999, due to the termination of the lease of the Austin Omni Hotel effective December 31, 1998;

o rent and expenses associated with the newly constructed Allegria Spa at the Hyatt Regency Beaver Creek, which was leased for only four months for the period ended December 31, 1998; and

o additional rent associated with capital projects at the Hospitality Properties that were incurred during the year ended December 31, 1999.


Land Development Segment

Land development expenses, which primarily represent operating costs incurred by Desert Mountain Development and COPI Colorado prior to the elimination of the Minority Interests, increased $146.0 million, or 81.8%, to $324.4 million for the year ended December 31, 1999, compared with $178.4 million for the year ended December 31, 1998. Significant components of the overall increase were:

o operating expenses of COPI Colorado, which the Company did not include during the first nine months of 1998, and which resulted in incremental expenses of $123.5 million during the year ended December 31, 1999; and

o a $22.3 million increase in expenses incurred by Desert Mountain Development during the year ended December 31, 1999. The increase is primarily attributable to overall higher development costs associated with selling higher value lots as compared to the prior year.

Corporate General and Administrative Expenses

Corporate general and administrative expenses, totaling $2.6 million for the year ended December 31, 1999, were comparable with such costs for the year ended December 31, 1998. These expenses consisted of general corporate overhead costs, such as legal and accounting costs, insurance costs and corporate salaries.

INVESTMENT INCOME

Investment income decreased $6.8 million or 24.5%, to $20.9 million for the year ended December 31, 1999, compared with $27.7 million for the year ended December 31, 1998. Significant components of the overall decrease were:

o equity in loss of AmeriCold Logistics in the amount of $3.7 million due to the acquisition of AmeriCold Logistics in March 1999;

o a decrease in income of the Temperature Controlled Logistics Partnerships in the amount of $3.6 million due to the fact that the Company no longer consolidates the Temperature Controlled Logistics Partnerships as a result of the restructuring of the Temperature Controlled Logistics segment;

o a decrease in investment income from Hicks-Muse in the amount of $3.2 million as a result of the Company's sale of its investment in Hicks-Muse in March 1999;

o a decrease in equity in income of CDMC projects in the amount of $2.1 million; and

o equity in loss of CR Las Vegas, LLC in the amount of $1.1 million due to the pre-opening expenses related to the opening of the Venetian Spa in Las Vegas in June 1999; partially offset by

o no losses associated with CBHS for 1999 because the investment in CBHS was written off during 1998, as compared to $5.4 million of losses recognized in the prior year; and

o the gain on sale of 80% of the Company's interest in the Temperature Controlled Logistics Partnerships in the amount of $1.5 million.

OTHER (INCOME) EXPENSE

Other (income) expense increased $12.3 million, or 84.2%, to $26.9 million for the year ended December 31, 1999, compared with $14.6 million for the year ended December 31, 1998. The increase is primarily attributable to an increase in interest expense in the amount of $12.5 million for the year ended December 31, 1999, resulting from:

o    an increase in outstanding indebtedness in connection with acquisitions;

o the inclusion of interest expense of COPI Colorado (in the amount of $6.7 million, for the first nine months of 1999) in the Company's operating results (operations of CDMC for the first nine months of 1998 were not included during the prior year); partially offset by

o a decrease in interest expense of approximately $1.1 million at Desert Mountain Development due to decreased indebtedness.

MINORITY INTERESTS

Minority interests decreased $2.2 million, or 13.5%, to $14.1 million for the year ended December 31, 1999, compared to $16.3 million for the year ended December 31, 1998. Minority Interests consist of the non-voting interests in the Land Development segment and in CRL Investments.

INCOME TAX PROVISION (BENEFIT)

Income tax benefit of $3.5 million for the year ended December 31, 1999 represents a change of $9.0 million from the year ended December 31, 1998. Income tax benefit consisted of a $8.7 million benefit at the corporate level, a $1.1 million benefit for the Equipment Sales and Leasing segment, a $0.9 million benefit for the Temperature Controlled Logistics segment, and a $0.1 million benefit for the Hospitality segment, offset by a $7.3 million provision for the Land Development segment.

The Company generally provides for taxes using a 40% effective rate on the Company's share of income or loss. Additionally, for the year ended December 31, 1999, the Company released $4.2 million of its net deferred tax asset valuation allowance, based on 1999 transactions and expected future taxable income. Management continues to evaluate its ability to realize the deferred tax assets quarterly by assessing the need for a valuation allowance. An inability of the Company to execute business plans for certain of the company's segments could affect the ultimate realization of the deferred tax assets.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

REVENUES

Total revenue increased $331.7 million, or 205.4% to $493.2 million, for the year ended December 31, 1998, compared with $161.5 million for the year ended December 31, 1997. The increase in total revenue is attributable to the factors discussed in the following paragraphs.

Equipment Sales and Leasing Segment

Equipment sales and leasing revenues represent revenues from Crescent Machinery. Equipment Sales and Leasing revenues increased approximately $70.2 million, or 461.8%, to $85.4 million for the year ended December 31, 1998, compared to $15.2 million for the year ended December 31, 1997. Significant components of the overall increase were:

o approximately $65.4 million of the increase over the prior year relates to the Company's acquisitions of Preco, which was effective as of December 1, 1997, Central Texas, which was effective as of April 30, 1998, Machinery, Inc., which was effective as of June 8, 1998, Western Traction, which was effective as of July 1,

     1998, Harvey, Inc., which was effective as of July 31, 1998 and 4-K, which was effective as of July 31, 1998; and

o same store revenues increased $4.8 million for the year ended December 31, 1998, as compared to the same period in the prior year, primarily as a result of increased rental revenue.

Hospitality Segment

Hospitality revenues represent revenues from Hospitality Properties leases. Hospitality revenues increased approximately $150.0 million, or 188.7%, to $229.5 million for the year ended December 31, 1998, compared to $79.5 million for the year ended December 31, 1997. The increase over the prior period is primarily due to the fact that the Company was not involved in the Hospitality segment prior to July 31, 1997.

Land Development Segment

Land development revenues represent revenues from Desert Mountain Development and COPI Colorado prior to the elimination of the 95% minority interest. Land Development revenues of $178.4 million for the year ended December 31, 1998 represent a $111.5 million, or 166.7%, increase over the year ended December 31, 1997 revenues of $66.9 million. Significant components of the overall increase were:

o revenues of COPI Colorado, which the Company did not include prior to September 30, 1998, and which resulted in incremental revenues of $11.2 million for the year ended December 31, 1998; and

o revenues of Desert Mountain Development, of which the Company did not include prior to September 29, 1997, and which resulted in incremental revenues of $93.5 million for the year ended December 31, 1998.

OPERATING EXPENSES

Total operating expenses increased $321.0 million, or 197.7%, to $483.4 million for the year ended December 31, 1998, compared with $162.4 million for the year ended December 31, 1997. The increase in operating expenses is attributable to the factors discussed in the following paragraphs.

Equipment Sales and Leasing Segment

Equipment sales and leasing expenses increased $64.7 million to $79.0 million for the year ended December 31, 1998, compared to $14.3 million for the year ended December 31, 1997. Significant components of the overall increase were:

o approximately $62.2 million of the increase for the year ended December 31, 1998 relates to the Company's acquisitions in 1998; and

o the remaining increase relates to the additional costs incurred as a result of the increase in equipment sales and leasing revenue.

Hospitality Segment

Hospitality expenses represent costs incurred by the full-service hotels, as well as by the destination, health and fitness resorts and Hospitality Properties rent paid to Crescent Equities. Hospitality expenses increased $143.6 million, or 181.3%, to $222.8 million for the year ended December 31, 1998, compared to $79.2 million for the year ended December 31, 1997. The increase of Hospitality expenses over the prior period amount is due to the fact that Crescent Operating was not involved in the Hospitality segment until July 31, 1997.

Land Development Segment

Land development expenses represent operating costs incurred by Desert Mountain Development and COPI Colorado prior to the elimination of the 95% minority interest. Land Development expenses of $178.4 million for the year ended December 31, 1998, represent a $111.3 million, or 165.9%, increase over the year ended December 31, 1997 Land Development direct expenses of $67.1 million. Significant components of the overall increase were:

o operating expenses of COPI Colorado, which the Company did not include prior to September 30, 1998, and which resulted in incremental expenses of $11.8 million for the year ended December 31, 1998; and

o operating expenses of Desert Mountain Development, which the Company did not include prior to September 29, 1997, and which resulted in incremental expenses of $97.3 million for the year ended December 31, 1998.

Corporate General and Administrative Expenses

Corporate general and administrative expenses of $3.1 million for the year ended December 31, 1998, consists of general corporate overhead costs such as legal and accounting costs, insurance costs and corporate salaries. The increase in general and administrative expenses of $1.3 million over the year ended December 31, 1997 is due to additional costs incurred as a result of the substantial growth of the Company since the prior year as well as 1998 being the first full year of operations.

INVESTMENT INCOME (LOSS)

Investment income increased $44.1 million, or 268.9%, to $27.7 million for the year ended December 31, 1998, compared to a loss of $16.4 million for the year ended December 31, 1997. The overall increase in investment income over the prior year is due to the Company owning the majority of its investments for less than half of the year in 1997, as well as the fact that the CBHS investment was written off in early 1998 resulting in no further losses being recognized in connection with CBHS in 1998. Significant components of the overall increase were:

o an increase in investment income from Hicks-Muse in the amount of $2.5 million;

o    an increase in equity in income of Landevco in the amount of $16.8 million;

o an increase in equity in income of Woodlands Operating in the amount of $1.0 million;

o    equity in income of CDMC projects in the amount of $5.6 million;

o equity in income of the Temperature Controlled Logistics Partnerships in the amount of $4.0 million; and

o    decreased equity in losses of CBHS in the amount of $14.2 million.

OTHER (INCOME) EXPENSE

Other (income) expense increased $10.9 million, or 294.6%, to $14.6 million for year ended December 31, 1998, compared to $3.7 million for the year ended December 31, 1997. Significant components of the overall increase were:

o an increase in interest expense in the amount of $12.6 million due primarily to increased debt levels at Crescent Operating and Crescent Machinery as a result of acquisitions late in 1997 and in 1998, as well as the inclusion of a full year of interest for Desert Mountain Development in 1998 as compared to only three months in 1997; partially offset by

o an increase in interest income in the amount of $2.1 million due primarily to interest income from lot sale notes receivable at Desert Mountain Development and interest income on the notes receivable from Landevco neither of which was acquired until September 29, 1997.

MINORITY INTERESTS

Minority interests of approximately $16.3 million for the year ended December 31, 1998 consisted primarily of the 95% minority interest in the Temperature Controlled Logistics and the Land Development segments. The increase of $15.8 million over the year ended December 31, 1997 amount of $0.6 million is due to the acquisitions of the Temperature Controlled Logistics and Land Development segments occurring in October 1997 and September 1997, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Recognizing that cash flow from its assets would not be likely to provide the Company with adequate capital to meet its requirements during 2000, the Company during the first quarter of 2000 extended certain payment obligations by reaching agreements with Crescent Equities to defer until 2001 payments on certain of Crescent Operating's obligations to Crescent Equities otherwise scheduled to be made in 2000. With these agreements, the Company believes that it will be able to meet its capital requirements during 2000 with the recurring cash flow of its assets.

CASH FLOWS

Cash and cash equivalents include amounts from all consolidated subsidiaries, including subsidiaries not wholly owned. Changes, therefore, do not necessarily represent increases or decreases in cash directly available to the Company.

Cash and cash equivalents were $39.0 million and $42.8 million at December 31, 1999 and December 31, 1998, respectively. The 8.9% decrease is attributable to $9.4 million and $34.5 million of cash used in operating and investing activities, respectively, offset by $40.1 million of cash provided by financing activities.

OPERATING ACTIVITIES

Net cash flows used in operating activities for the year ended December 31, 1999 were $9.4 million compared with the net cash provided by operating activities of $36.1 million and $45.6 million for the years ended December 31, 1998 and 1997, respectively. The Company's outflow of cash used in operating activities of $9.4 million was primarily attributable to outflows from:

o    net loss of $2.7 million;

o    a decrease in deferred income taxes of $24.6 million;

o    equity in income from unconsolidated subsidiaries of $19.0 million;

o    an increase in real estate of $40.6 million; and

o    increases in accounts receivable of $13.1 million.

The outflow of cash used in operating activities was partially offset by inflows from:

o    non-cash depreciation and amortization of $33.7 million;

o    increases in accounts payable and accrued expenses of $17.9 million; and

o    increases in deferred revenue of $36.5 million.

INVESTING ACTIVITIES

Net cash flows used in investing activities for the year ended December 31, 1999 were $34.5 million compared with the net cash used in investing activities of $121.7 million and $66.7 million for the years ended December 31, 1998 and 1997, respectively. The Company's outflow of cash used in investing activities of $34.5 million was primarily attributable to outflows from:

o    acquisitions of business interests of $28.5 million;

o acquisitions of business interests by Controlled Subsidiaries of $3.8 million;

o    purchases of property and equipment of $79.5 million;

o    contributions to investments of Controlled Subsidiaries of $11.9 million.

The outflow of cash used in investing activities was partially offset by inflows from:

o    proceeds from the sale of investments of $23.5 million;

o    proceeds from the sale of property and equipment of $30.5 million;

o    net proceeds from sale and collection of notes receivable of $8.3 million;
     and

o distributions from investments of Controlled Subsidiaries of $24.0 million.

FINANCING ACTIVITIES

Net cash flows provided by financing activities for the year ended December 31, 1999 were $40.1 million compared with the net cash provided by financing activities of $85.1 million and $64.7 million for the years ended December 31, 1998 and 1997, respectively. The Company's inflow of cash provided by financing activities of $40.1 million was primarily attributable to inflows from:

o    proceeds of all long-term debt of $343.4 million; and

o    capital contributions attributable to Minority Interests of $35.5 million.

The inflow of cash provided by financing activities was partially offset by outflows from:

o    payments of all long-term debt of $313.5 million; and

o    distributions to Minority Interests of $20.8 million.

FINANCING ATTRIBUTABLE TO CORPORATE AND WHOLLY OWNED SUBSIDIARIES

In August 1999, the Company renewed its $15.0 million unsecured bank line of credit from Bank of America. The line of credit bears interest at the LIBOR rate plus 1% per annum, payable monthly and all principal and unpaid interest on the line of credit will be payable in August 2001. The $15.0 million available under the line of credit from Bank of America was fully drawn as of December 31, 1999.

Effective March 12, 1999, the Company agreed to make a permanent reduction in its $30.4 million 12% line of credit with Crescent Partnership commensurate with the proceeds from the sale of 80% of the Company's 2% interest in the Temperature Controlled Logistics Partnerships. On March 12, 1999, the Company received $13.2 million of proceeds and correspondingly permanently reduced the availability under the line of credit from $30.4 million to $17.2 million. The line of credit bears interest at the rate of 12% per annum, compounded quarterly, payable on an interest-only basis during its term, which expires on the later of (i) May 21, 2002 or (ii) five years after the last draw under the line of credit (in no event shall the maturity date be later than June 2007). Draws may be made under the line of credit until June 22, 2002. The line of credit is a recourse obligation and amounts outstanding thereunder are collateralized, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets which the Company now owns or may acquire in the future. The line of credit is cross-collateralized and cross-defaulted with the Company's other borrowings from Crescent Partnership. As of December 31, 1999, $17.2 million was outstanding under the line of credit.

Also effective March 12, 1999, the Company obtained from Crescent Partnership a $19.5 million term note bearing interest at a rate of 9% per annum. The term note is payable on an interest-only basis during its term, which expires in May 2002. The note is cross-collateralized and cross-defaulted with the Company's other borrowings from Crescent Partnership. Upon inception of this line of credit, the Company immediately borrowed the full $19.5 million with which it contributed approximately $15.5 million in connection with the formation of AmeriCold Logistics and used the remaining $4.0 million of proceeds to reduce the amount outstanding under the 12% line of credit with Crescent Partnership. As of December 31, 1999, $19.5 million was outstanding under the line of credit.

The Company funded its contribution to COPI Colorado using the proceeds from a $9 million term loan from Crescent Partnership. The loan bears interest at 12% per annum, with interest payable quarterly and the full original principal amount of $9.0 million, together with any accrued but unpaid interest, payable in May 2002. The Company's interest in COPI Colorado secures the loan, which is cross-collateralized and cross-defaulted with the Company's other borrowings from Crescent Partnership. As of December 31, 1999, $9.0 million was outstanding under the line of credit.

As a part of the acquisition of a two-thirds interest in the HCAC, the Company borrowed $0.8 million from Crescent Partnership at an interest rate of 8.5% per annum. The $0.8 million note was collateralized by the two-thirds interest in HCAC. Monthly principal and interest payments on the $0.8 million loan commenced in November 1997. As of December 31, 1999, there was $0.5 million outstanding on the $0.8 million note; the note was paid in full in January 2000 upon the sale by HCAC of its assets.

Crescent Machinery has various equipment notes payable and floor plan notes under credit facilities which are collateralized by the equipment financed. The equipment notes are payable in monthly principal and interest payments and bear interest at 6.0% to 10.9% per annum and mature between 2000 and 2007. The floor plan notes do not bear interest, do not require monthly principal or interest payments and generally have terms ranging from three to twelve months. As of December 31, 1999, the outstanding balance on the equipment notes was $102.5 million and on the floor plan notes was $21.5 million.

In connection with the formation and capitalization of Crescent Operating in the second quarter of 1997, Crescent Operating received approximately $14.1 million in cash from Crescent Partnership and Crescent Partnership loaned Crescent Operating approximately $35.9 million pursuant to a five-year term loan, maturing on May 8, 2002, of which approximately $13.8 million was outstanding as of December 31, 1999. The loan is a recourse loan that is collateralized, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets which the Company now owns or may acquire in the future. The loan bears interest at the rate of 12% per annum, compounded quarterly, with required quarterly principal and interest payments limited by quarterly cash flow of the Company as defined in the applicable credit agreement.

FINANCING ATTRIBUTABLE TO NON WHOLLY OWNED SUBSIDIARIES

Desert Mountain Properties also has a credit agreement with Crescent Partnership pursuant to which Crescent Partnership has advanced funds to Desert Mountain Properties through a "Junior Note" and a "Senior Note". The Junior Note evidences a $60.0 million advance from Crescent Partnership to Desert Mountain Properties and accrues interest at 14% per annum. The Senior Note evidences a $110.0 million advance from Crescent Partnership to Desert Mountain Properties and accrues interest at 10% per annum. The principal and interest on both the Junior Note and the Senior Note are payable in quarterly installments, based on proceeds from the operations of Desert Mountain Properties. As of December 31, 1999, the outstanding balances of the Junior Note and Senior Note were $60.0 million and $6.1 million, respectively.

Desert Mountain Properties entered into a $45 million credit facility with National Bank of Arizona in May 1998. The facility is comprised of (i) a $35 million line of credit available for vertical financing related to new home construction and bears an annual interest at the prime rate and (ii) a $10 million line of credit available for borrowings against certain notes receivable issued by Desert Mountain Properties and bears an annual interest rate of prime plus 1%. The credit facility expires June 2000 with interest payable monthly, collateralized by land owned by Desert Mountain Properties, deeds of trust on lots sold and home construction. As of December 31, 1999, the outstanding balance on the line of credit with National Bank of Arizona was $13.8 million.

CDMC has three lines of credit with Crescent Partnership, one of which was increased from $40.2 million to $48.2 million effective January 1, 1999 and then from $48.2 million to $56.2 million in December 1999. The line of credit bears interest at 11.5% per annum, compounded annually. Principal and interest payments are due as distributions from projects are received, as defined by the applicable agreement. The line of credit is due August 2004. As of December 1999, $49.4 million was outstanding on the $56.2 million line of credit. The second line of credit of $22.9 million (which by mutual agreement of borrower and lender was effectively converted into a term loan of $16.4 million) bears interest at 12.0% per annum, compounded annually. Principal and interest payments are due as distributions from projects are received, as defined by the applicable agreement. The line of credit is due January 2003. As of December 31, 1999, $16.4 million was outstanding on the $22.9 million line of credit. The third line of credit with Crescent Partnership for $40.0 million bears interest at 11.5% per annum. Principal and interest payments are due as distributions are received, as defined by the applicable credit agreement. The line of credit is due December 2006. As of December 31, 1999, $14.5 million was outstanding on the $40.0 million line of credit. The lines of credit are collateralized by CDMC's interests in East West Resort Development partnerships, East West Resorts, LLC and other CDMC property. CDMC also has a term loan with Crescent Partnership for $3.1 million maturing June 2005. The note bears interest at 12%, with interest payable quarterly and principal payable annually in accordance with an increasing schedule. The note is collateralized by CDMC's interests in East West Resorts, LLC, the East West Development partnerships and CDMC's other property. As of December 31, 1999, $2.6 million was outstanding on the $3.1 million term note. Generally, CDMC's loans with Crescent Partnership are cross-collateralized and cross-defaulted.

The operating entities in which CDMC invests have various construction loans for East West projects which are collateralized by deeds of trust, security agreements and a first lien on the assets conveyed. The notes are payable in monthly principal and interest payments and bear interest at 8.0% to 13.9% per annum. The notes mature between 2000 and 2005. As of December 31, 1999, the outstanding balance on these construction notes was $45.0 million in the aggregate.

CRL has a line of credit with Crescent Partnership in the amount of $7.0 million bearing interest at a rate of 12% per annum. The line of credit is due August 2003. The principal and interest are payable as CRL receives distributions pursuant to the CR License Operating Agreement and the CR Las Vegas Operating Agreement. As of December 31, 1999, $5.7 million was outstanding under the line of credit.

YEAR 2000 ISSUES

The Company, along with an independent firm, assessed information technology systems (such as accounting systems and network operating systems) and non-information technology systems (such as microcontrollers). As the assessment phase was completed at each of the locations, the Company implemented a modification phase to address any issues discovered in the assessment phase. The modification phase was followed by a testing phase to determine that the appropriate corrective action had been taken. The testing phase was completed successfully in advance of December 31, 1999.

Through the date of this Form 10-K, the Company has experienced no material unresolved problems related to the Year 2000, including the changeover from December 31, 1999 to January 1, 2000, and the leap day, February 29, 2000. In addition, none of the Company's major suppliers has failed to meet its obligations as a result of Year 2000. The Company's share of total costs associated with its Year 2000 compliance efforts was less than $1.0 million.

The Company will continue to monitor its information technology systems and non-information technology systems, through the middle of the Year 2000, to ensure that any latent Year 2000 issues that may arise are promptly addressed. The Company does not anticipate any additional material expenditures related to Year 2000 compliance.

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

As of December 31, 1999, the Company had amounts outstanding under variable rate notes payable and lines of credit totaling $128.4 million, with a weighted average interest rate of 9.0% per annum. A hypothetical 10% increase in the weighted average interest rate on the Company's variable rate notes and lines of credit would cause a $1.2 million increase in interest expense and a decrease in the Company's earnings and cash flows of $0.9 million, based on the amount of variable rate debt outstanding as of December 31, 1999. In the event that interest rates increase significantly and the Company continues to have significant amounts outstanding under variable rate notes and credit lines, depending upon market conditions, the Company may be able to substitute fixed rate notes for some of its variable rate notes and credit lines to minimize its exposure to interest rate risk. There can be no assurance, however, that any such substitution could be arranged on terms that are satisfactory to the Company.

As of December 31, 1999, the Company had amounts outstanding under fixed rate notes payable and lines of credit totaling $293.4 million, with a weighted average interest rate of 10.5% per annum. In the event that interest rates decrease significantly, and market interest rates are substantially lower than the rates on the Company's fixed rate notes and credit lines, the Company would be able to reduce interest expense if it were able to prepay and/or refinance these instruments. There can be no assurance, however, that the Company would be able to prepay or refinance its debt on terms that are satisfactory to the Company in a declining interest rate environment.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is contained in the Company's Consolidated Financial Statements as indicated in the Index on Page F-1 of this Annual Report on Form 10-K, and is incorporated herein by reference.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 2000.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 2000.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of the Annual Report on Form 10-K:

     1.   Financial Statements

          Information with respect to this Item is contained on pages F-1 to F-82 of this Annual Report on Form 10-K.

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

            10.30 Purchase Agreement, dated as of September 29, 1997, between Crescent Operating, Inc. and Crescent Real Estate Equities Limited Partnership, relating to the purchase of Desert Mountain Development Corporation (filed as Exhibit 10.30 to December 31, 1997 Form 10-K and incorporated by reference herein)

            10.31 Lease Agreement dated December 19, 1997, between Crescent Real Estate Equities Limited Partnership, as Lessor, and Wine Country Hotel, as Lessee, for lease of Ventana Inn (filed as Exhibit 10.31 to the Company's March 31, 1998 Form 10-Q ("March 31, 1998 Form 10-Q")
                        and incorporated by reference herein)

            10.32 Lease Agreement dated September 22, 1997, between Crescent Real Estate Equities Limited Partnership, as Lessor, and COI Hotel Group, Inc., as lessee, for lease of Four Seasons Hotel, Houston (filed as Exhibit 10.32 to March 31, 1998 Form 10-Q and incorporated by reference herein)

            10.33 Asset Purchase Agreement dated December 19, 1997, among Crescent Operating, Inc., Preco Machinery Sales, Inc., and certain individual Preco shareholders (filed as Exhibit 10.33 to March 31, 1998 Form 10-Q and incorporated by reference herein)

            10.34 Asset Purchase Agreement dated April 30, 1998, among Crescent Operating, Inc., Central Texas Equipment Company, and certain individual Central Texas shareholders (filed as Exhibit 10.34 to March 31, 1998 Form 10-Q and incorporated by reference herein)

            10.35 Credit Agreement dated August 29, 1997 between Crescent Real Estate Equities Limited Partnership, as lender, and Desert Mountain Properties Limited Partnership, as borrower, together with related Senior Note, Junior Note and deed of trust (filed as Exhibit 10.35 to March 31, 1998 Form 10-Q and incorporated by reference herein)

            10.36 Buy-Out Agreement dated April 24, 1998, between Crescent Operating, Inc. and Crescent Real Estate Equities Limited Partnership (filed as Exhibit 10.36 to March 31, 1998 Form 10-Q and incorporated by reference herein)

            10.37 Stock Acquisition Agreement and Plan of Merger dated June 4, 1998, among Machinery, Inc., Oklahoma Machinery, Inc., Crescent Machinery Company, Crescent Operating, Inc. and certain individual Machinery shareholders (filed as Exhibit 10.37 to June 30, 1998 Form 10-Q and incorporated by reference herein)

            10.38 Master Revolving Line of Credit Loan Agreement (Borrowing Base and Warehouse) dated May 14, 1998, between Desert Mountain Properties Limited Partnership and National Bank of Arizona (filed as Exhibit 10.38 to June 30, 1998 Form 10-Q and incorporated by reference herein)

            10.39       1997 Management Stock Incentive Plan (filed as Exhibit
                        10.39 to June 30, 1998 Form 10-Q and incorporated by reference herein)

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

            10.72 Purchase Agreement dated March 12, 1999, between Crescent Operating, Inc. and Crescent Real Estate Equities Limited Partnership, relating to sale of interests in Crescent CS Holdings Corp., and Crescent CS Holdings II Corp., and related Put Agreement of same date (filed as Exhibit 10.72 to March 31, 1999 Form 10-Q and incorporated by reference herein)

            10.73 Second Amendment to Lease Agreement effective April 1, 1999, between Wine Country Hotel, LLC, and Crescent Real Estate Funding VI, L.P., relating to Canyon Ranch-Lenox (filed as Exhibit 10.73 to March 31, 1999 Form 10-Q and incorporated by reference herein)

            10.74 Master Revolving Line of Credit Loan Agreement (Borrowing Base and Warehouse) dated May 14, 1998, between Desert Mountain Properties Limited Partnership, as borrower, and National Bank of Arizona, as lender; Modification Agreement dated December 30, 1998; second Modification Agreement dated March 31, 1999; and related Promissory Note (Borrowing Base), Promissory Note (Warehouse), Pledge Agreement, Deed of Trust, and Amendment to Deed of Trust (filed as Exhibit 10.74 to March 31, 1999 Form 10-Q and incorporated by reference herein)

            10.75 Lease Agreement dated as of June 15, 1999, between Crescent Real Estate Funding III, L.P. and COI Hotel Group, Inc., relating to the Renaissance Houston Hotel (filed as Exhibit 10.75 to June 30, 1999 Form 10-Q and incorporated by reference herein)

            10.76 Guaranty of Lease dated June 15, 1999, by Crescent Operating, Inc. for the benefit of Crescent Real Estate Funding III, L.P., relating to Renaissance Houston Hotel (filed as Exhibit 10.76 to June 30, 1999 Form 10-Q and incorporated by reference herein)

            10.77 Asset Management Agreement dated as of January 1, 1999, between Crescent Real Estate Equities Limited Partnership and COI Hotel Group, Inc., relating to the Omni Austin Hotel (filed as Exhibit 10.77 to June 30, 1999 Form 10-Q and incorporated by reference herein)

            10.78 Agreement dated June 11, 1999, by and between Gerald W. Haddock and Crescent Operating, Inc. and its subsidiaries and affiliates (filed as Exhibit 10.78 to June 30, 1999 Form 10-Q and incorporated by reference herein)

            10.79 Stock Purchase Agreement dated as of July 15, 1999, by and among E. L. Lester & Company, Incorporated, E. L. Lester, Jr., Howard T. Tellepsen II, Karen Tellepsen, Tom Tellepsen II, Linda Lester Griffen, Crescent Operating, Inc. and Crescent Machinery Company (filed as
                        Exhibit 10.79 to the Company's September 30, 1999 Form 10-Q ("September 30, 1999 Form 10-Q") and incorporated by reference herein)

            10.80 Stock Purchase Agreement dated as of July 8, 1999, by and among Solveson Crane Rental, Inc., Solveson Family Revocable Trust, and Crescent Machinery Company (filed as Exhibit 10.80 to September 30, 1999 Form 10-Q and incorporated by reference herein)

            10.81 Second Amendment to Credit Agreement effective as of August 27, 1999, among Crescent Operating, Inc., Bank of America, N. A. (formerly NationsBank, N. A.), and the Support Parties identified therein (filed as Exhibit
                        10.81 to September 30, 1999 Form 10-Q and incorporated by reference herein)

            10.82 First Amendment to 1997 Crescent Operating, Inc. Management Stock Incentive Plan (filed herewith)

            10.83 Form of Sales and Service Agreement between BLAW KNOX Construction Equipment Corporation and certain of Crescent Machinery Company and its subsidiaries (filed herewith)

            10.84 Form of Heavy Equipment Distributor Agreement between Compaction America, Inc. and certain of Crescent Machinery Company and its subsidiaries (filed herewith)

            10.85 Form of Gradall Equipment Distributor Agreement between The Gradall Company and certain of Crescent Machinery Company and its subsidiaries (filed herewith)

            10.86 Form of Distributor Selling Agreement between Ingersoll-Rand Company and certain of Crescent Machinery Company and its subsidiaries (filed herewith)

            10.87 Form of JCB Dealership Agreement between JCB Inc. and certain of Crescent Machinery Company and its subsidiaries (filed herewith)

            10.88 Form of Distributor Agreement between LBX Company, LLC, and certain of Crescent Machinery Company and its subsidiaries (filed herewith)

            10.89 Form of Distributor Agreement between Liebherr Construction Equipment Co. and certain of Crescent Machinery Company and its subsidiaries (filed herewith)

            10.90 Form of Distributor Agreement between Link-Belt Construction Equipment Company and certain of Crescent Machinery Company and its subsidiaries (filed herewith)

            10.91 Form of Dealer Floor Plan Financing and Security Agreement between General Electric Capital Corporation and certain of Crescent Machinery Company and its subsidiaries (filed herewith)

            10.92 Taxable REIT Subsidiary Election Agreement dated December 17, 1999, among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Operating, Inc. and Crescent Development Management Corp. (filed herewith)

            10.93 Taxable REIT Subsidiary Election Agreement dated December 17, 1999, among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Operating, Inc. and Crescent CS Holdings II Corp. (filed herewith)

            10.94 Taxable REIT Subsidiary Election Agreement dated December 17, 1999, among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Operating, Inc. and Crescent CS Holdings Corp. (filed herewith)

            10.95 Taxable REIT Subsidiary Election Agreement dated December 17, 1999, among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Operating, Inc. and Desert Mountain Development Corp. (filed herewith)

            10.96 Taxable REIT Subsidiary Election Agreement dated December 17, 1999, among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Operating, Inc. and The Woodlands Land Company, Inc. (filed herewith)

            10.97 $19.5 Million Credit and Security Agreement effective as of March 11, 1999, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. with related Promissory Note (filed herewith)

            10.98 First Amendment to Credit and Security Agreement effective as of March 11, 1999, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed herewith)

            10.99 Third Amendment to Amended and Restated Credit and Security Agreement effective as of March 11, 1999, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed herewith)

            10.100 Third Amendment to Line of Credit Credit and Security Agreement effective as of March 11, 1999, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed herewith)

            10.101 Agreements for Wholesale Financing (with Addendum) between Deutsche Financial Services Corporation and, respectively, Western Traction Company, Machinery Inc., Solveson Crane Rentals Inc., Harvey Equipment Center Inc., and Crescent Machinery Company, with Guarantees (filed herewith)

            10.102 Master Security Agreements between Associates Commercial Corporation and, respectively, Crescent Machinery Company and Western Traction Company; Security Agreement between Associates Commercial Corporation and Western Traction Company; Addendum; and Continuing Guaranty by Crescent Machinery Company (filed herewith)

            10.103 First Amendment to Amended and Restated Credit Agreement dated as of December 20, 1999, between Crescent Real Estate Equities Limited Partnership and Crescent Development Management Corp. with related Line of Credit Note and letter amendment to related security agreement (filed herewith)

            21          List of Subsidiaries of Crescent Operating, Inc.

            23.1        Consent of Ernst & Young LLP

            23.2        Consent of Deloitte & Touche LLP

            23.3        Consent of Arthur Andersen LLP - Denver

            23.4        Consent of Arthur Andersen LLP - Atlanta

            23.5        Consent of Arthur Andersen LLP - Houston

            27          Financial Data Schedule

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1999.


(c)  Exhibits Required by Item 601 of Regulation S-K:

     Exhibits required are listed under Item 14(a)(3).


(d)  Financial Statement Schedules Required by Regulation S-X:

     Information with respect to this Item is contained on Pages F-1 to F-82 of this Annual Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.


                                        CRESCENT OPERATING, INC.
                                        (Registrant)

                                        By          /s/ John C. Goff
                                          -------------------------------------
                                                      John C. Goff
                                          President and Chief Executive Officer



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

                 SIGNATURE                                       TITLE                              DATE
                 ---------                                       -----                              ----
   /s/   Richard E. Rainwater
-------------------------------------------  Chairman of the Board of Directors                March 30, 2000
          Richard E. Rainwater


   /s/   John C. Goff
-------------------------------------------  President, Chief Executive Officer, Vice          March 30, 2000
          John C. Goff                       Chairman of the Board of Directors
                                             (Principal Executive Officer)


   /s/   Jeffrey L. Stevens
-------------------------------------------  Executive Vice President, Chief Operating         March 30, 2000
         Jeffrey L. Stevens                  Officer and Director


   /s/   Richard P. Knight
-------------------------------------------  Vice President, Chief Financial Officer           March 30, 2000
         Richard P. Knight                   (Principal Financial and Accounting Officer)



   /s/   William A. Abney
-------------------------------------------  Director                                          March 30, 2000
         William A. Abney


   /s/   Anthony M. Frank
-------------------------------------------  Director                                          March 30, 2000
         Anthony M. Frank


   /s/   Paul E. Rowsey, III
-------------------------------------------  Director                                          March 30, 2000
         Paul E. Rowsey, III


   /s/   Carl F. Thorne
-------------------------------------------  Director                                          March 30, 2000
         Carl F. Thorne

                            CRESCENT OPERATING, INC.
                          INDEX TO FINANCIAL STATEMENTS


The following Consolidated Financial Statements of the Registrant are submitted herewith in response to Item 8 and Item 14(a)1:

                                                                                                              PAGE
                                                                                                              ----
CRESCENT OPERATING, INC.

     Reports of Independent Auditors.....................................................................      F-2

     Consolidated Balance Sheets.........................................................................      F-7

     Consolidated Statements of Operations...............................................................      F-8

     Consolidated Statements of Changes in Shareholders' Equity (Deficit)................................      F-9

     Consolidated Statements of Cash Flows...............................................................     F-10

     Notes to Consolidated Financial Statements..........................................................     F-11

The following Consolidated Financial Statements are submitted herewith in response to Rule 3-09 of Regulation S-X:

VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP

     Report of Independent Auditors.....................................................................      F-35

     Consolidated Balance Sheet.........................................................................      F-36

     Consolidated Statement of Operations...............................................................      F-37

     Consolidated Statement of Partners' Capital........................................................      F-38

     Consolidated Statement of Cash Flows...............................................................      F-39

     Notes to Consolidated Financial Statements.........................................................      F-40


CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC

     Report of Independent Public Accountants...........................................................      F-46

     Consolidated Balance Sheets........................................................................      F-47

     Consolidated Statements of Operations..............................................................      F-49

     Consolidated Statements of Changes in Members' Capital (Deficit)...................................      F-50

     Consolidated Statements of Cash Flows..............................................................      F-51

     Notes to Consolidated Financial Statements.........................................................      F-52

     The following financial statement schedule for Charter Behavioral Health
     Systems, LLC and its subsidiaries is submitted herewith in response to
     Item 14(a)2:

     Schedule II - Valuation and Qualifying Accounts - CBHS.............................................      F-62


THE WOODLANDS OPERATING COMPANY, L.P.


    Report of Independent Public Accountants............................................................      F-63

    Consolidated Balance Sheets.........................................................................      F-64

    Consolidated Statements of Earnings.................................................................      F-65

    Consolidated Statements of Changes in Partners' Equity..............................................      F-66

    Consolidated Statements of Cash Flows...............................................................      F-67

    Notes to Consolidated Financial Statements..........................................................      F-68



THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P.


    Report of Independent Public Accountants............................................................      F-71

    Consolidated Balance Sheets.........................................................................      F-72

    Consolidated Statements of Earnings.................................................................      F-73

    Consolidated Statements of Changes in Partners' Equity..............................................      F-74

    Consolidated Statements of Cash Flows...............................................................      F-75

    Notes to Consolidated Financial Statements..........................................................      F-76


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Crescent Operating, Inc.

We have audited the accompanying consolidated balance sheets of Crescent Operating, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended and the period from May 9, 1997 through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of The Woodlands Land Development Company, L.P., The Woodlands Operating Company, L.P., Crescent Development Management Corporation or
Vornado Crescent Logistics Operating Partnership, which statements reflect total assets constituting 34.9%, and total revenues constituting 19.2%, of the related consolidated totals in 1999. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for The Woodlands Land Development Company, L.P., The Woodlands Operating Company, L.P., Crescent Development Management Corporation and Vornado Crescent Logistics Operating Partnership, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and, for 1999, the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crescent Operating, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and the period from May 9, 1997 through December 31, 1997, in conformity with accounting principles generally accepted in the United States.

                                                Ernst & Young LLP

Dallas, Texas
March 22, 2000

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


                                           ERNST & YOUNG LLP


Dallas, Texas
March 2, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Executive Committee of
The Woodlands Land Development Company, L.P.:

We have audited the accompanying balance sheets of The Woodlands Land Development Company, L.P. as of December 31, 1999 and 1998 and the related statements of earnings, changes in partners' equity and cash flows for the years then ended (not included herein). These financial statements are the responsibility of The Woodlands Land Development Company, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Woodlands Land Development Company, L.P. as of December 31, 1999 and 1998 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
January 14, 2000

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Executive Committee of
The Woodlands Operating Company, L.P.:

We have audited the accompanying consolidated balance sheets of The Woodlands Operating Company, L.P. and subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of earnings, changes in partners' equity (deficit) and cash flows for the years then ended (not included herein). These financial statements are the responsibility of The Woodlands Operating Company, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Woodlands Operating Company, L.P. and subsidiary as of December 31, 1999 and 1998 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
January 14, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
Crescent Development Management Corp.:

We have audited the accompanying consolidated balance sheets of CRESCENT DEVELOPMENT MANAGEMENT CORP. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended (not included herein). These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Crescent Development Management Corp. and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. Schedules I through VII are presented for purposes of additional analysis and are not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Denver, Colorado
January 28, 2000.

                            CRESCENT OPERATING, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)


                                                                     December 31, 1999   December 31, 1998
                                                                     -----------------   -----------------
                          ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                          $          39,017   $          42,810
  Accounts receivable, net                                                      51,638              35,544
  Inventories                                                                   47,442              34,203
  Notes receivable                                                               6,329               1,671
  Real estate                                                                  121,412             109,301
  Prepaid expenses and other current assets                                      8,385               5,837
                                                                     -----------------   -----------------
     Total current assets                                                      274,223             229,366
                                                                     -----------------   -----------------

PROPERTY AND EQUIPMENT, NET                                                    215,764             162,181
                                                                     -----------------   -----------------

INVESTMENTS                                                                     80,470             367,105
                                                                     -----------------   -----------------

OTHER ASSETS
  Real estate                                                                   83,147              68,809
  Notes receivable                                                              16,838              18,332
  Intangible assets, net                                                        92,077              82,513
  Deferred tax assets                                                           21,371               1,163
  Other assets                                                                  11,763               7,864
                                                                     -----------------   -----------------
     Total other assets                                                        225,196             178,681
                                                                     -----------------   -----------------

TOTAL ASSETS                                                         $         795,653   $         937,333
                                                                     =================   =================

      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                              $          80,396   $          64,749
  Accounts payable - CEI                                                         9,250               7,731
  Current portion of long-term debt - CEI                                        8,000               7,668
  Current portion of long-term debt                                             69,459              84,539
  Deferred revenue                                                              62,864              46,998
                                                                     -----------------   -----------------
     Total current liabilities                                                 229,969             211,685

LONG-TERM DEBT - CEI, NET OF CURRENT PORTION                                   208,744             220,944

LONG-TERM DEBT, NET OF CURRENT PORTION                                         135,671              57,988

OTHER LIABILITIES                                                               59,837              34,578
                                                                     -----------------   -----------------

     Total liabilities                                                         634,221             525,195
                                                                     -----------------   -----------------

MINORITY INTERESTS                                                             181,954             428,206
                                                                     -----------------   -----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value, 10,000 shares authorized,
      no shares issued or outstanding                                               --                  --
Common stock, $.01 par value, 22,500 shares authorized,
      11,415 and  11,402 shares issued, respectively                               114                 114
Additional paid-in capital                                                      17,714              17,667
Deferred compensation on restricted shares                                        (198)               (210)
Accumulated comprehensive income (loss)                                        (10,127)             (9,763)
Retained deficit                                                               (23,719)            (21,024)
Treasury stock at cost, 1,103 and 700 shares, respectively                      (4,306)             (2,852)
                                                                     -----------------   -----------------
     Total shareholders' equity (deficit)                                      (20,522)            (16,068)
                                                                     -----------------   -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                 $         795,653   $         937,333
                                                                     =================   =================

See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)


                                                                                                            Carter-Crowley Asset
                                                                   Crescent Operating, Inc.                  Group (Predecessor)
                                               -----------------------------------------------------------  --------------------
                                                    For the             For the        For the period from  For the period from
                                                   Year Ended          Year Ended         May 9, 1997 to      January 1, 1997
                                               December 31, 1999   December 31, 1998   December 31, 1997      to May 8, 1997
                                               ------------------  ------------------  -------------------  --------------------
 REVENUES
    Equipment sales & leasing                  $          136,343  $           85,365  $            10,518  $              4,657
    Hospitality                                           246,763             229,491               79,468                    --
    Land development                                      334,881             178,392               66,896                    --
                                               ------------------  ------------------  -------------------  --------------------

       Total revenues                                     717,987             493,248              156,882                 4,657
                                               ------------------  ------------------  -------------------  --------------------

 OPERATING EXPENSES
    Equipment sales & leasing                             131,606              79,011                9,783                 4,499
    Hospitality                                           191,465             170,556               62,542                    --
    Hospitality properties rent - CEI                      54,012              52,276               16,694                    --
    Land development                                      324,432             178,372               67,095                    --
    Corporate general and administrative                    2,605               3,147                1,761                    --
                                               ------------------  ------------------  -------------------  --------------------

       Total operating expenses                           704,120             483,362              157,875                 4,499
                                               ------------------  ------------------  -------------------  --------------------

 INCOME (LOSS) FROM OPERATIONS                             13,867               9,886                 (993)                  158
                                               ------------------  ------------------  -------------------  --------------------

 INVESTMENT INCOME (LOSS)                                  20,939              27,684              (16,423)                   --
                                               ------------------  ------------------  -------------------  --------------------

 OTHER (INCOME) EXPENSE
    Interest expense                                       30,775              18,262                5,481                   135
    Interest income                                        (4,046)             (3,876)              (1,751)                  (13)
    Other                                                     131                 182                 (159)                   (3)
                                               ------------------  ------------------  -------------------  --------------------

       Total other (income) expense                        26,860              14,568                3,571                   119
                                               ------------------  ------------------  -------------------  --------------------

 INCOME (LOSS) BEFORE INCOME TAXES
     AND MINORITY INTERESTS                                 7,946              23,002              (20,987)                   39

 INCOME TAX PROVISION (BENEFIT)                            (3,471)              5,521                  612                    14
                                               ------------------  ------------------  -------------------  --------------------

 INCOME (LOSS) BEFORE MINORITY INTERESTS                   11,417              17,481              (21,599)                   25

 MINORITY INTERESTS                                       (14,112)            (16,340)                (566)                   --
                                               ------------------  ------------------  -------------------  --------------------

 NET INCOME (LOSS)                             $           (2,695) $            1,141  $           (22,165) $                 25
                                               ==================  ==================  ===================  ====================

 EARNINGS (LOSS) PER SHARE
    Basic                                      $            (0.26) $             0.10  $            (2.00)
                                               ==================  ==================  ==================
    Diluted                                    $            (0.26) $             0.10  $            (2.00)
                                               ==================  ==================  ==================

 WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                                  10,363              11,206              11,073
                                               ==================  ==================  ==================
    Diluted                                                10,363              11,943              11,073
                                               ==================  ==================  ==================

          See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                             (Amounts in thousands)


                                                                                                                       Deferred
                                                       Common stock           Treasury stock                         compensation
                                                  ----------------------   ----------------------     Additional     on restricted
                                                   Shares       Amount      Shares       Amount     paid-in capital     shares
                                                  ---------   ----------   ---------   ----------   ---------------  -------------
BALANCE at December 31, 1996, (Predecessor)              13   $       13          --   $       --   $        14,550  $          --

Contributed capital                                      --           --          --           --             6,023             --

Net income                                               --           --          --           --                --             --
                                                  ---------   ----------   ---------   ----------   ---------------  -------------

BALANCE at May 8, 1997, (Predecessor)                    13           13          --           --            20,573             --

Formation transactions                               11,013           97          --           --            (8,963)            --

Stock options exercised                                  45            1          --           --                44             --

Common stock issued for acquisitions                    130            1          --           --             2,339             --

Issuance of restricted common stock                      10           --          --           --               262           (262)

Net loss                                                 --           --          --           --                --             --
                                                  ---------   ----------   ---------   ----------   ---------------  -------------

BALANCE at December 31, 1997                         11,211          112          --           --            14,255           (262)


Comprehensive income (loss):

     Net income                                          --           --          --           --                --             --

     Unrealized loss on Magellan warrants                --           --          --           --                --             --



Comprehensive income (loss)

Stock options exercised                                  24           --          --           --                23             --

Common stock issued for acquisitions                    167            2          --           --             3,389             --

Amortization of restricted common stock                  --           --          --           --                --             52

Purchase of treasury stock                               --           --        (700)      (2,852)               --             --
                                                  ---------   ----------   ---------   ----------   ---------------  -------------

BALANCE at December 31, 1998                         11,402          114        (700)      (2,852)           17,667           (210)



Comprehensive income (loss):

     Net loss                                            --           --          --           --                --             --

     Unrealized loss on Magellan warrants                --           --          --           --                --             --



Comprehensive income (loss)

Stock options exercised                                   7           --          --           --                 7             --

Issuance of restricted common stock                       6           --          --           --                40            (40)

Amortization of restricted common stock                  --           --          --           --                --             52

Purchase of treasury stock                               --           --        (403)      (1,454)               --             --
                                                  ---------   ----------   ---------   ----------   ---------------  -------------

BALANCE at December 31, 1999                         11,415   $      114      (1,103)  $   (4,306)  $        17,714  $        (198)
                                                  =========   ==========   =========   ==========   ===============  =============

                                               Accumulated
                                              comprehensive     Retained
                                              income (loss)     deficit        Total
                                             ---------------   ----------    ---------
BALANCE at December 31, 1996, (Predecessor)  $            --   $   (3,637)   $  10,926

Contributed capital                                       --           --        6,023

Net income                                                --           25           25
                                             ---------------   ----------    ---------
BALANCE at May 8, 1997, (Predecessor)                     --       (3,612)      16,974

Formation transactions                                    --        3,612       (5,254)

Stock options exercised                                   --           --           45

Common stock issued for acquisitions                      --           --        2,340

Issuance of restricted common stock                       --           --           --

Net loss                                                  --      (22,165)     (22,165)
                                             ---------------   ----------    ---------
BALANCE at December 31, 1997                              --      (22,165)      (8,060)
                                                                             ---------

Comprehensive income (loss):

     Net income                                           --        1,141        1,141

     Unrealized loss on Magellan warrants             (9,763)          --       (9,763)
                                                                             ---------
Comprehensive income (loss)                                                     (8,622)

Stock options exercised                                   --           --           23

Common stock issued for acquisitions                      --           --        3,391

Amortization of restricted common stock                   --           --           52

Purchase of treasury stock                                --           --       (2,852)
                                             ---------------   ----------    ---------
BALANCE at December 31, 1998                          (9,763)     (21,024)     (16,068)
                                                                             ---------

Comprehensive income (loss):

     Net loss                                             --       (2,695)      (2,695)

     Unrealized loss on Magellan warrants               (364)          --         (364)
                                                                             ---------
Comprehensive income (loss)                                                     (3,059)

Stock options exercised                                   --           --            7

Issuance of restricted common stock                       --           --           --

Amortization of restricted common stock                   --           --           52

Purchase of treasury stock                                --           --       (1,454)
                                             ---------------   ----------    ---------
BALANCE at December 31, 1999                 $       (10,127)  $  (23,719)   $ (20,522)
                                             ===============   ==========    =========

See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                        Crescent Operating, Inc.
                                                                   -----------------------------------------------------------
                                                                        For the             For the        For the period from
                                                                       Year Ended          Year Ended         May 9, 1997 to
                                                                    December 31, 1999   December 31, 1998   December 31, 1997
                                                                   ------------------  ------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                               $           (2,695) $            1,141  $           (22,165)
   Adjustments to reconcile net income (loss)
     to net cash (used in) provided by operating activities:
       Depreciation                                                            21,388              13,675                3,575
       Amortization                                                            12,354               1,072                   83
       Provision for deferred income taxes                                    (24,636)             (2,916)                 523
       Equity in (income) losses of unconsolidated subsidiaries               (18,963)            (27,684)              17,011
       Minority interests in net losses                                        14,113              16,340                  566
       Gain on sale of property and equipment                                  (4,491)             (2,887)                (161)
       Gain on sale of investments                                             (2,308)                 --                 (110)
       Changes in assets and liabilities, net of
         effects from acquisitions:
           Accounts receivable                                                (13,075)             (4,684)              (2,219)
           Inventories                                                         (9,049)             (6,519)              (1,334)
           Prepaid expenses and current assets                                 (1,610)             (1,821)              (3,508)
           Real estate                                                        (40,646)             (4,272)              21,630
           Other assets                                                         2,451               1,781                   --
           Accounts payable and accrued expenses                               17,908                (847)              14,671
           Accounts payable - CEI                                               2,631                 800                3,980
           Deferred revenue, current and noncurrent                            36,452              49,093               10,050
           Other liabilities                                                      794               3,823                2,819
                                                                   ------------------  ------------------  -------------------
              Net cash (used in) provided by operating activities              (9,382)             36,095               45,411
                                                                   ------------------  ------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business interests, net of cash acquired                     (28,511)            (15,826)             (63,759)
  Acquisition of business interests by Controlled Subsidiaries,
    net of cash acquired                                                       (3,782)           (121,076)                  --
  Purchases of property and equipment                                         (79,476)            (43,471)             (13,951)
  Proceeds from sale of investments                                            23,540                  --                1,022
  Proceeds from sale of property and equipment                                 30,500               4,129               12,550
  Net proceeds from sale and collection of notes receivable                     8,322              30,602                   --
  Net distributions from investments                                            1,640               5,985                   --
  Distributions from investments of Controlled Subsidiaries                    23,962              17,915                   --
  Contributions to investments of Controlled Subsidiaries                     (11,851)                 --                   --
  Other                                                                         1,139                  --               (1,670)
                                                                   ------------------  ------------------  -------------------
                Net cash used in investing activities                         (34,517)           (121,742)             (65,808)
                                                                   ------------------  ------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of long-term debt                                                  248,392             133,070               22,462
  Payments on long-term debt                                                 (206,173)            (89,772)                (920)
  Proceeds of long-term debt - CEI                                             95,033              44,259               65,058
  Payments on long-term debt - CEI                                           (107,321)            (99,962)             (34,568)
  Capital contributions by minority interests                                  35,517             120,430               14,100
  Distributions to minority interests                                         (20,759)            (20,666)              (2,380)
  Purchase of treasury stock                                                   (1,455)             (2,852)                  --
  Other                                                                        (3,128)                549                   45
                                                                   ------------------  ------------------  -------------------
                Net cash provided by financing activities                      40,106              85,056               63,797
                                                                   ------------------  ------------------  -------------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                             (3,793)               (591)              43,400

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                          42,810              43,401                    1
                                                                   ------------------  ------------------  -------------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                    $           39,017  $           42,810  $            43,401
                                                                   ==================  ==================  ===================

                                                                     Carter-Crowley Asset
                                                                      Group (Predecessor)
                                                                     --------------------
                                                                      For the period from
                                                                        January 1, 1997
                                                                        to May 8, 1997
                                                                     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                 $                 25
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Depreciation                                                                   494
       Amortization                                                                    --
       Provision for deferred income taxes                                             14
       Equity in (income) losses of unconsolidated subsidiaries                        --
       Minority interests in net losses                                                --
       Gain on sale of property and equipment                                          --
       Gain on sale of investments                                                     --
       Changes in assets and liabilities, net of
         effects from acquisitions:
           Accounts receivable                                                         22
           Inventories                                                               (562)
           Prepaid expenses and current assets                                        (47)
           Real estate                                                                 --
           Other assets                                                                --
           Accounts payable and accrued expenses                                      129
           Accounts payable - CEI                                                     212
           Deferred revenue, current and noncurrent                                    --
           Other liabilities                                                         (105)
                                                                     --------------------
                Net cash (used in) provided by operating activities                   182
                                                                     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business interests, net of cash acquired                              --
  Acquisition of business interests by Controlled Subsidiaries                         --
  Purchases of property and equipment                                              (1,067)
  Proceeds from sale of investments                                                    --
  Proceeds from sale of property and equipment                                         --
  Net proceeds from sale and collection of notes receivable                            --
  Net distributions from investments                                                   --
  Distributions from investments of Controlled Subsidiaries                            --
  Contributions to investments of Controlled Subsidiaries                              --
  Other                                                                               146
                                                                     --------------------
                Net cash used in investing activities                                (921)
                                                                     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of long-term debt                                                           --
  Payments on long-term debt                                                       (5,140)
  Proceeds of long-term debt - CEI                                                     --
  Payments on long-term debt - CEI                                                     --
  Capital contributions by minority interests                                       6,023
  Distributions to minority interests                                                  --
  Purchase of treasury stock                                                           --
  Other                                                                                --
                                                                     --------------------
                Net cash provided by financing activities                             883
                                                                     --------------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                                    144

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                                  22
                                                                     --------------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                      $                166
                                                                     ====================


        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND NATURE OF BUSINESS:

     Crescent Operating, Inc. ("Crescent Operating" or "COPI") was formed on April 1, 1997, by Crescent Real Estate Equities Company ("Crescent Equities" or "CEI") and its subsidiary Crescent Real Estate Equities Limited Partnership ("Crescent Partnership") to be the lessee and operator of certain assets owned or to be acquired by Crescent Partnership and perform an agreement ("Intercompany Agreement") between Crescent Operating and Crescent Partnership, pursuant to which each has agreed to provide the other with rights to participate in certain transactions. On May 8, 1997, Crescent Partnership contributed $14.1 million in cash to Crescent Operating. Effective June 12, 1997, Crescent Equities distributed shares of Crescent Operating common stock to shareholders of Crescent Equities and unit holders of Crescent Partnership of record on May 30, 1997.

     Crescent Operating is a diversified management company that, through various subsidiaries and affiliates (collectively with Crescent Operating, the "Company"), currently operates primarily in four business segments:
     Equipment Sales and Leasing, Hospitality, Temperature Controlled Logistics (formerly Refrigerated Warehousing) and Land Development. Through these segments, Crescent Operating does business throughout the United States.


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

     The financial results of the Company include the following:

     o  Subsidiaries which are wholly owned and consolidated:
        o  Crescent Machinery Company ("Crescent Machinery");
        o  Rosestar Management LLC ("Rosestar"); and
        o  COI Hotel Group, Inc. ("COI Hotel").

     o Subsidiaries which are not wholly owned but the Company controls and therefore consolidates ("Controlled Subsidiaries"):
        o  A 5% economic interest in:
           - The Woodlands Land Company, Inc. ("LandCo") which has a 42.5% general partner interest in The Woodlands Land Development Company, L.P. ("Landevco");
           - Desert Mountain Development Corporation ("Desert Mountain Development") which consolidates its 93% general partner interest in Desert Mountain Properties Limited Partnership ("DMPLP"); and
           - CRL Investments, Inc. ("CRL"), which beneficially owns 60% of CR Las Vegas, LLC ("CR Las Vegas") and 20% of CR License, LLC ("CR License").

        o A 50% general partner interest in COPI Colorado, L.P. ("COPI Colorado") which owns 10% of Crescent Development Management Corp. ("CDMC"). The 10% interest in CDMC represents 100% of the voting stock, and therefore, CDMC is consolidated into COPI Colorado.

o    Subsidiaries which the Company reports on the equity method of accounting:
     o  A 42.5% interest in the Woodlands Operating Company, L.P. ("TWOC");
     o A 40% interest in Vornado Crescent Logistics Operating Partnership ("AmeriCold Logistics");
     o A direct 25% common membership interest in Charter Behavioral Health Systems, LLC ("CBHS");
     o An indirect 65% common membership interest in CBHS held through a limited partner interest in COPI CBHS Holdings, L.P.; and
     o A 1% interest in each of Crescent CS Holdings Corporation ("CS I") and Crescent CS Holdings II Corporation ("CS II"), (collectively, "Temperature Controlled Logistics Partnerships").

The combined financial statements of the "Predecessor" include Moody-Day and Hicks-Muse (collectively, the "Carter-Crowley Asset Group"). As the Company did not have any activity prior to May 9, 1997, the data included relating to the period in 1997 prior to May 9, 1997 is only with regard to the Predecessor.

USE OF ESTIMATES

The financial statements include estimates and assumptions made by management that affect the carrying amounts of assets and liabilities, reported amounts of revenues and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from these estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash of $12.1 million resides with certain subsidiaries and restrictions limit transfers to the parent company.

INVENTORIES

Inventories consist of new and used equipment held for sale, equipment parts, food, beverages and supplies, all of which are stated at the lower of cost or market using the first-in, first-out (FIFO) or specific identification methods.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. The Company uses the straight-line method of depreciation for financial statement purposes. The estimated useful lives used in computing depreciation are as follows:

Land improvements...............................           10-15 years
Rental equipment................................            2-10 years
Building and improvements.......................              30 years
Transportation equipment........................             3-5 years
Furniture, fixtures, and other equipment........            5-10 years

Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for renewals or betterments are capitalized. The cost of property replaced, retired, or otherwise disposed of is removed from the asset account along with the related accumulated depreciation.

Long-lived assets are evaluated when indications of impairment are present, and provisions for possible losses are recorded when undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. The Company did not recognize any losses from impairment during 1997, 1998 or 1999.

REAL ESTATE

Real estate represents raw land, developed land, homes constructed or under construction, repurchased lots, applicable capitalized interest, and applicable capitalized general and administrative costs. Real estate is recorded at cost.

     Interest is capitalized based on the average yearly interest rate applied to cumulative capital expenditures for property under development. Approximately $13.7 million and $13.2 million of interest was capitalized for the years ended December 31, 1999 and 1998, respectively. Payroll and related costs associated with the development of a specific subdivision of land are capitalized. Once sales of property begin in a specific subdivision, capitalized costs are expensed as cost of sales.

     INTANGIBLE ASSETS

     Intangible assets consist of goodwill and membership intangibles. Goodwill represents the excess of the acquisition costs over the fair value of net identifiable assets of businesses acquired and is amortized on a straight-line basis over 6-30 years. Membership intangibles represent the purchase price values allocated to club memberships to be sold. Intangibles are evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amounts. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses involve significant management judgment to evaluate the capacity of an acquired operation to perform within projections. Management believes that no significant impairment of goodwill or membership intangibles has occurred.

     DEFERRED COMPENSATION ON RESTRICTED SHARES

     Deferred compensation on restricted shares issued to employees is being amortized to expense over the vesting period.

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

     MINORITY INTERESTS

     Minority Interests represent the non-voting common stock interests owned by shareholders in LandCo, Desert Mountain Development, COPI Colorado and
     CRL.

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

     RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, provides that all derivative instruments be recognized as either assets or liabilities depending on the rights or obligations under the contract and that all derivative instruments be measured at fair value. This pronouncement is effective for fiscal quarters and fiscal years beginning after June 15, 2000, and will require the Company to record the net comprehensive income or loss related to the Magellan warrants in the statement of operations as a reduction or addition to net income for the year ended December 31, 2001.

3.   ACQUISITIONS AND DISPOSITIONS:

     Initial Capitalization

     On May 9, 1997, the Company acquired (i) all of the stock of Moody-Day, a construction equipment sales, leasing and servicing company located in Dallas, Texas, (ii) a 1.21% interest in Hicks-Muse Tate & Furst II, LP ("Hicks-Muse"), a private venture capital fund and (iii) a 12.38% interest in Dallas Basketball Limited, a partnership that holds the National Basketball Association franchise for the Dallas Mavericks. The allocation of purchase price was approximately $4.1 million for Moody-Day, approximately $9.6 million for the Hicks-Muse interest and approximately $12.4 million for the interest in the Dallas Basketball partnership. The interest in the Dallas Basketball partnership was subsequently sold to Crescent Partnership for approximately $12.5 million.

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

     Effective March 4, 1999, the Company acquired certain assets of Westco Tractor & Equipment, Inc. ("Westco"), a company engaged in equipment sales, leasing and servicing, located in Santa Rosa, California. The purchase price of approximately $2.6 million was comprised of $0.5 million cash and the assumption of liabilities of $2.1 million.

     Effective July 1, 1999, the Company acquired all of the stock of E. L. Lester and Company ("Lester"), a company engaged in equipment sales, leasing and servicing, located in Houston, Texas. The purchase price of approximately $17.2 million was comprised of $8.9 million cash, the issuance of notes payable by Crescent Operating in the amount of $6.0 million and the assumption of liabilities of $2.3 million.

     Effective July 1, 1999, the Company acquired all of the stock of Solveson Crane Rental, Inc. ("Solveson"), a company engaged in equipment sales, leasing and servicing, located in Tracy, California. The purchase price of approximately $7.3 million was comprised of $3.0 million cash and the assumption of liabilities of $4.3 million.

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

     On September 22, 1997, COI Hotel, became the lessee of the Four Seasons Hotel in Houston, Texas, which is owned by Crescent Equities. The lease is for a term of 10 years and provides for base rent and percentage rent. Additionally, on September 22, 1997, COI Hotel acquired for $2.4 million
     (i) a two-thirds interest in the Houston Center Athletic Club Venture ("HCAC"), a joint venture that owns the HCAC and (ii) a $5.0 million note receivable executed by the Houston Center Athletic Club Venture. The note bears interest at LIBOR plus one percent and interest is payable in arrears at the end of each twenty-eight (28) day period. The Company partially financed these transactions with proceeds of $1.8 million in loans from Crescent Partnership. The Company recorded the note on its books at its estimated fair value of $5.0 million. The note was collected during 1998.

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

     Effective June 19, 1999, the Company entered into a lease with Crescent Real Estate Funding III, L.P. ("Funding III") for the 389-room Renaissance Hotel located in Houston, Texas. The lease is for a term of 10 years and provides for base rent and percentage rent. Under the lease, Funding III may terminate the lease, at its option, for a period of one year under certain conditions. The other terms of the lease are generally consistent with those in hospitality leases with Crescent Partnership.

     Effective July 27, 1998, to enable the Company to invest in the future use of the "Canyon Ranch" name, the Company contributed $50,500 to obtain a 5% economic interest, representing all of the voting stock, of CRL. Immediately following such contribution, CRL exercised its purchase option by paying $1 million to obtain a 10% economic interest in CR License. Contemporaneously, CRL acquired a 50% interest in CR Las Vegas LLC, an entity that built a Canyon Ranch day spa in the Venetian Hotel in Las Vegas which opened on June 20, 1999. On July 23, 1999, CRL exercised its option to purchase an additional 10% economic interest in CR License by paying $2.0 million, bringing CRL's total economic interest in CR License to 20%. CR License is the entity which owns the rights to the future use of the "Canyon Ranch" name. CRL has the opportunity prior to July 2000 to pay an additional $3.0 million to obtain an additional 10% interest in CR License. Through CRL and CR License, the Company has an effective 3.0% economic interest in the Canyon Ranch day spa project.

     Temperature Controlled Logistics

     Effective October 31, 1997, Crescent Operating acquired, from Crescent Partnership, for approximately $8.0 million, 100% of the voting stock, representing a 5% equity interest, of CS I and CS II. CS I holds a 40% general partner interest in Vornado Crescent Atlanta Partnership ("Atlanta Partnership"), which owns URS Logistics, Inc., a company that operates and manages public refrigerated warehouses in the continental United States. CS II holds a 40% general partner interest in Vornado Crescent Portland Partnership ("Portland Partnership"), which owns AmeriCold Corporation, a company providing integrated logistics services for the frozen food industry, consisting of warehousing and transportation. The Atlanta Partnership and the Portland Partnership represent the business venture among Crescent Operating, Crescent Equities and Vornado Realty Trust ("Vornado") which owns and operates public refrigerated warehouses.

     On June 1, 1998, the Temperature Controlled Logistics Partnerships, acquired nine refrigerated storage properties from Freezer Services, Inc. for approximately $134 million, which required a capital contribution from Crescent Operating of $2.3 million. On July 1, 1998, the Temperature Controlled Logistics Partnerships acquired five refrigerated storage properties from Carmar Group, Inc. for approximately $158 million, which required a capital contribution from Crescent Operating of $2.7 million. These properties contain approximately 90 million cubic feet of refrigerated storage space.

     Effective March 12, 1999, the Company sold 80% of its 5% interest in the Temperature Controlled Logistics Partnerships to Crescent Partnership for $13.2 million and received the right to require Crescent Partnership to purchase the remaining 20% for approximately $3.4 million at any time during the next two years, subject to compliance with certain regulatory matters. This 5% interest represented a 2% interest in various corporations and limited liability companies owned by the Temperature Controlled Logistics Partnerships. Crescent Operating, through a wholly owned limited liability company, then became a 40% partner of AmeriCold Logistics, a newly formed partnership, the remaining 60% of which is owned by Vornado Operating, Inc. ("Vornado Operating"). This transaction required a capital contribution of approximately $15.5 million from Crescent Operating. As a result of the restructuring transaction, the operations formerly associated with the Temperature Controlled Logistics Partnerships are now conducted by AmeriCold Logistics. Also a result of the transaction, Crescent Operating no longer consolidates, for financial reporting purposes, the Temperature Controlled Logistics Partnerships, which has resulted in a decrease for accounting purposes in the investment in the Temperature Controlled Logistics Partnerships of approximately $291 million.

     AmeriCold Logistics entered into leases covering the refrigerated storage facilities used in its business. The leases, which commenced in March 1999, generally have a 15-year term with two five-year renewal options and provide for the payment of fixed base rent and percentage rent based on revenues AmeriCold Logistics receives from its customers. Fixed base rent is approximately $130 million per annum through 2003, $132.0 million per annum from 2004 through 2008 and $133.0 million per annum from 2009 through 2014. Percentage rent for each lease is based on a specified percentage of revenues in excess of a specified base amount. The aggregate base revenue amount under five of the six leases is approximately $321.0 million and the weighted average percentage rate is approximately 36% for the initial five-year period, approximately 39% for the period from 2004 through 2008 and approximately 41% for the period from 2009 through February 28, 2014. The aggregate base revenue amount under the sixth lease is approximately $32.0 million and the percentage rate is 24% for the initial two-year period, 37.5% for the period from 2002 through 2006, 40% from 2007 through 2011 and 41% from 2012 through February 28, 2014. AmeriCold Logistics recognized $135.8 million of rent expense from March 11, 1999 (acquisition date) through December 31, 1999. AmeriCold Logistics is required to pay for all costs arising from the operation, maintenance and repair of the properties, including all real estate taxes and assessments, utility charges, permit fees and insurance premiums, as well as property capital expenditures in excess of $5.0 million annually. AmeriCold Logistics has the right to defer the payment of 15% of the fixed base rent and all percentage rent for up to three years beginning on March 11, 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent. AmeriCold Logistics deferred
     $5.4 million of rent payments for the period ending December 31, 1999.

     Under the terms of the partnership agreement for AmeriCold Logistics, Vornado Operating has the right to make all decisions relating to the management and operations of AmeriCold Logistics other than certain major decisions that require the approval of both the Company and Vornado Operating. Vornado Operating must obtain Crescent Operating's approval for specified matters involving AmeriCold Logistics, including approval of the annual budget, requiring specified capital contributions, entering into specified new leases or amending existing leases, selling or acquiring specified assets and any sale, liquidation or merger of AmeriCold Logistics. If the partners fail to reach agreement on certain matters prior to October 30, 2000, Vornado Operating will be entitled to buy Crescent Operating's interest in the partnership at cost plus 10% per annum return. If the partners fail to reach an agreement on such matters during the period from November 1, 2000 through October 30, 2007, Vornado Operating may set a price at which it commits to either buy Crescent Operating's investment, or sell its own, and Crescent Operating will decide whether to buy or sell at that price. If the partners fail to reach agreement on such matters after October 30, 2007, either party may set a price at which it commits to either buy the other party's investment, or sell its own, and the other party will decide whether to buy or sell at that price. Neither partner may transfer its rights or interest in the partnership without the consent of the other partner. The partnership will continue for a term through October 30, 2027, except as the partners may otherwise agree.

     The Company expects to form a new business venture with Vornado Operating on terms and conditions similar to the Company's existing partnership arrangements with Vornado Operating. The venture, which is to be named Transportal Network ("Transportal"), would pursue a business-to-business internet opportunity relating to the Temperature Controlled Logistics business. The Company expects Transportal to provide routing and load management services and to facilitate related purchases over the internet to independent truckers, shippers and receivers to enable them to increase efficiency. The Company's share of start-up costs for Transportal, which relate to market research, creating a business plan and related matters, was $0.4 million for the year ended December 31, 1999. These costs are included in the Company's consolidated statement of operations as "Investment Income (Loss)" for the year ended December 31, 1999. Although Transportal has not commenced operations or finalized its business plan, the Company expects Transportal to incur significant future losses and to require significant equity investments. The Company anticipates that it may have to dilute its ownership in Transportal to fund its share of Transportal's cash needs, which may be in excess of $2.0 million. Transportal is actively seeking additional equity investments from third parties, including venture capital firms. Early stage internet companies, such as Transportal, with new and unproven business models frequently encounter financial and other significant business risks and there can be no assurance that Transportal will be a successful business venture.

     Land Development

     On July 31, 1997, Crescent Operating, through its newly-formed subsidiary, WOCOI, acquired for $0.4 million, a 42.5% general partner interest in The Woodlands Operating Company, L.P. ("Woodlands Operating"). Woodlands Operating was formed to provide management, advisory, landscaping and maintenance services to entities affiliated with the Company and Crescent Equities. Woodlands Operating is reimbursed for the costs it incurs plus a 3% or 5% management fee, depending on the type of service provided. The acquisition of Woodlands Operating was part of a larger transaction pursuant to which Crescent Equities and Crescent Partnership, together with certain Morgan Stanley funds, acquired The Woodlands Corporation. The Woodlands Corporation is the principal owner, developer and operator of The Woodlands, an approximately 27,000-acre master-planned residential and commercial community located approximately 27 miles north of Houston, Texas. The Woodlands includes a shopping mall, retail centers, office buildings, conference center and country club and other amenities. WOCOI serves as the managing general partner of Woodlands Operating.

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

     On September 29, 1997, Crescent Operating acquired 100% of the voting stock, representing a 5% equity interest, of LandCo, for approximately $1.9 million. LandCo is a residential development corporation which formerly was owned by Crescent Equities. LandCo holds a 42.5% general partner interest in, and is the managing general partner of, The Woodlands Land Development Company, L.P. ("Landevco"), which owns approximately 9,000 acres for commercial and residential development, a realty office, an athletic center, and interests in a title company and a mortgage company.

     Effective September 11, 1998, the Company and Gerald W. Haddock, John C. Goff and Harry H. Frampton, III (collectively, the "CDMC Sellers") entered into a partnership agreement (the "Partnership Agreement") to form COPI Colorado. COPI Colorado's purpose is to hold and manage the voting stock of CDMC (and, consequently, to manage CDMC) and to invest in shares of Crescent Operating common stock. In September, 1998, the Company contributed to COPI Colorado $9.0 million in cash in exchange for a 50% general partner interest in COPI Colorado, and each CDMC Seller contributed to COPI Colorado approximately 667 shares of CDMC voting stock, which the CDMC Sellers owned individually, in exchange for an approximately 16.67% limited partner interest in COPI Colorado; as a result and until January 2000, the Company owned a 50% managing interest in COPI Colorado and the CDMC Sellers collectively owned a 50% investment interest in COPI Colorado. The operating results of CDMC since September 30, 1998 have been included in the consolidated results of the Company. CDMC's investments include direct and indirect economic interests that vary from 18% to 70% in the following: (i) two residential and commercial developments and eight residential developments in Colorado; (ii) a Texaco gasoline station and ancillary auto repair facility, car wash and convenience store in Colorado;
     (iii) a timeshare development in Colorado; (iv) a real estate company that markets and sells timeshare interests; (v) a real estate company that specializes in the management of resort properties in Colorado, Utah, South Carolina and Montana; (vi) two transportation companies that provide approximately 80% of the airport shuttle service to Colorado resort areas; and (vii) an interest in a partnership that owns an interest in the Ritz Carlton Hotel in Palm Beach, Florida. The operating results of CDMC from September 30, 1998 to December 31, 1999 have been included in the consolidated results of the Company.

     On April 29, 1999, a partnership in which CDMC has a 64% economic interest finalized the purchase of Riverfront Park (previously known as "The Commons"), a master planned residential development on 23 acres in the Central Platte Valley near downtown Denver, Colorado, for approximately $25.0 million. The development of Riverfront Park is expected to begin in the spring of 2000. The first phase will consist of condominiums and lofts with prices ranging from $0.2 million to $2.5 million. The acreage is in close proximity to several major entertainment and recreational facilities, including, Coors Field (home to the Major League Baseball's Colorado Rockies), Elitch Gardens (an amusement park), the new Pepsi Center (home to the National Hockey League's Colorado Avalanche and the National Basketball Association's Denver Nuggets) and the new downtown Commons Park. An adjacent 28 acres is expected to be commercially developed by another company, thus providing a major mixed-use community adjacent to the lower downtown area of Denver.

     On August 27, 1999 and October 27, 1999, the Company sold its investments in Hillwood and Corporate Arena, respectively, for an aggregate sales price of approximately $1.4 million. Together, the sales resulted in an approximate $0.2 million gain in 1999.

     Healthcare

     On June 17, 1997, Crescent Operating acquired, for $5.0 million, a 50% member interest in CBHS and issued warrants to acquire 282,508 shares of Crescent Operating common stock with an exercise price of $18.29 per share to Magellan Health Services, Inc. ("Magellan"). As required by CBHS' operating agreement, the Company contributed an additional $2.5 million to CBHS. CBHS operates approximately 90 behavioral healthcare facilities throughout the United States. Crescent Operating also purchased as part of this acquisition warrants to acquire 1,283,311 shares of Magellan common stock for $12.5 million. The exercise price of the Magellan warrants is $30 per share, exercisable in varying increments beginning on May 31, 1998 and ending on May 31, 2009. In August and September of 1997, Crescent Operating made loans (evidenced by promissory notes) to CBHS in the aggregate principal amount of $17.5 million (the "Initial Amount"). On November 16, 1997, effective September 30, 1997, each of the promissory notes was exchanged for cumulative redeemable preferred interests (the "Redeemable Preferred Interests") in CBHS. The Redeemable Preferred Interest entitles its holder to a preferred return on the profits of CBHS, which is to be calculated at the rate of 10% per annum of the Initial Amount, compounded monthly. CBHS, upon approval of at least 80% of the members of its Governing Board, may redeem all, but not less than all, of the Redeemable Preferred Interests, at its option, on or after April 1, 1998, for cash or promissory notes, or a combination thereof.

     On September 9, 1999, Crescent Operating, Magellan, Crescent Partnership and CBHS completed a recapitalization of CBHS and restructuring of the relationships among the parties. In connection with the restructuring, Magellan transferred its remaining hospital-based assets (including Charter Advantage, Charter Franchise Services, LLC, the call center assets, the Charter name and related intellectual property and certain other assets) to CBHS, and released CBHS from all accrued and future franchise fees. As a result of the transfer, Magellan is no longer obligated to provide franchise services to CBHS. Magellan also transferred 80% of its CBHS common membership interest and all of its CBHS preferred membership interest to CBHS, leaving Magellan with a 10% common membership interest. Simultaneously, Crescent Operating reorganized its holdings leaving Crescent Operating with a 25% common membership interest and 100% of the preferred membership interest in CBHS, and a limited partnership controlled by individual officers of Crescent Operating and in which Crescent Operating owns 100% of the economic interests, with a 65% common membership interest in CBHS. Prior to the restructuring, Crescent Operating and Magellan each held a 50% common membership interest, and a 50% preferred membership interest in CBHS.

     Other

     On March 31, 1999, the Company sold its investment in Hicks-Muse for $8.1 million to an unrelated party. The sale resulted in a $0.3 million gain which was recognized in the first quarter of 1999. All of the sales proceeds were applied against the Company's indebtedness to Crescent Partnership.

     All of the acquisitions during 1998 and 1999 were accounted for as purchases and operations have been included in the consolidated financial statements of the Company from the date that management took over the operational control of the acquired entity.

4.   PROPERTY & EQUIPMENT, NET:

     Property and equipment consisted of the following (in thousands):

                                                       December 31, 1999    December 31, 1998
                                                       -----------------    -----------------
    Rental equipment (Crescent Machinery).........     $         115,022    $          71,409
    Land and improvements.........................                64,291               47,651
    Buildings and improvements....................                31,729               23,902
    Construction in progress (DMPLP)..............                 9,231               15,997
    Furniture, fixtures, and other equipment......                20,421               14,201
    Transportation equipment......................                 7,113                3,383
                                                       -----------------    -----------------
                                                                 247,807              176,543
    Less accumulated depreciation.................               (32,043)             (14,362)
                                                       -----------------    -----------------
                                                       $         215,764    $         162,181
                                                       =================    =================

5.   INVESTMENTS:

     Investments consisted of the following (in thousands):

                                                      December 31, 1999    December 31, 1998
                                                      -----------------    -----------------
    Investment in Landevco......................      $          41,186    $          37,880
    Investment in AmeriCold Logistics...........                 11,791                   --
    Investment in CDMC projects.................                 11,254               22,737
    Investment in CR Las Vegas..................                  8,356                   --
    Investment in Temperature Controlled
       Logistics Partnerships...................                  3,068              293,868
    Investment in CR License....................                  2,797                1,000
    Investment in Magellan warrants.............                  2,374                2,737
    Investment in HCAC..........................                    864                1,011
    Investment in Hicks-Muse....................                     --                7,802
    Investment in Corporate Arena ..............                     --                  901
    Investment in TWOC..........................                 (1,220)                (831)
                                                    -------------------    -----------------
                                                    $            80,470    $         367,105
                                                    ===================    =================

     Investment income (loss) consisted of the following (in thousands):

                                                      Year Ended           Year Ended          Year Ended
                                                  December 31, 1999     December 31, 1998    December 31, 1997
                                                  -----------------     -----------------    -----------------
    Equity in income of Landevco................  $          19,351     $          19,200    $           2,398
    Equity in income of CDMC Projects...........              3,431                 5,537                   --
    Gain on sale of CSI and CSII................              1,493                    --                   --
    Equity in income of TWOC....................                886                 1,121                  155
    Equity in income of Temperature
       Controlled Logistics Partnerships........                325                 3,961                   36
    Equity in income of HCAC....................                296                   130                    9
    Hicks-Muse income...........................                239                 3,125                  589
    Gain on sale of Corporate Arena.............                158                    --                   --
    Equity in loss of CBHS......................                 --                (5,390)             (19,610)
    Equity in loss of CR License................               (203)                   --                   --
    Equity in loss of Transportal Network.......               (395)                   --                   --
    Equity in loss of CR Las Vegas, LLC.........               (944)                   --                   --
    Equity in loss of AmeriCold Logistics.......             (3,698)                   --                   --
                                                  -----------------     -----------------    -----------------
                                                  $          20,939     $          27,684    $          16,423
                                                  =================     =================    =================

A summary of financial information for the Company's investments in TWOC and Landevco, each of which represents a significant unconsolidated investment, is presented below (amounts in thousands).

                                                      TWOC             Landevco
                                               -----------------  -----------------
                                                  Year Ended          Year Ended
                                               December 31, 1999  December 31, 1999
                                               -----------------  -----------------
     Revenues ..............................   $          74,635  $         130,859
     Gross profit ..........................   $           1,916  $          50,025
     Net income ............................   $           1,944  $          45,531

     Crescent Operating's share of
         equity in income of subsidiary.....   $             886  $             968


                                                      TWOC             Landevco
                                               -----------------  -----------------
                                               December 31, 1999  December 31, 1999
                                               -----------------  -----------------
Current assets...........................      $           9,826  $           1,714
Property and equipment, net..............                  2,109                 --
Real estate..............................                     --            375,663
Other noncurrent assets..................                  1,200             40,178
                                               -----------------  -----------------
  Total assets...........................      $          13,135  $         417,555
                                               =================  =================

Current liabilities......................      $          10,386  $          22,412
Long-term debt...........................                     --            288,588
Other noncurrent liabilities.............                  5,768              9,853
Partners' equity (deficit)...............                 (3,019)            96,702
                                               -----------------  -----------------
  Total liabilities and member/stock-
  holders equity.........................      $          13,135  $         417,555
                                               =================  =================

6.  INTANGIBLE ASSETS:

    Intangible assets consisted of the following (in thousands):

                                                December 31, 1999    December 31, 1998
                                                -----------------    -----------------
    Goodwill, net - Crescent Machinery.......   $          13,925    $           7,757
    Goodwill, net - RoseStar.................               1,417                1,632
    Goodwill, net - COPI Colorado............              41,798               31,016
    Membership intangible, net - DMPLP.......              34,937               42,108
                                                -----------------    -----------------
                                                $          92,077    $          82,513
                                                =================    =================

    Accumulated amortization as of December 31, 1999 and 1998 was $30,151 and $17,386, respectively.

7.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

     Accounts payable and accrued expenses consisted of the following (in thousands):

                                                December 31, 1999    December 31, 1998
                                                -----------------    -----------------
    Accounts payable.........................   $          36,141    $          26,225
    Accrued salaries and bonuses.............               8,752                9,088
    Accrued taxes............................              10,567                9,390
    Land development construction accrual....               6,966                6,526
    Accrued interest.........................               5,441                2,276
    Accrued transaction costs................                 419                2,189
    Deferred liabilities.....................               5,788                4,141
    Other accrued expenses...................               6,322                4,914
                                                -----------------    -----------------
                                                $          80,396    $          64,749
                                                =================    =================

8.   OTHER LIABILITIES:

     Other liabilities consisted of the following (in thousands):

                                                December 31, 1999    December 31, 1998
                                                -----------------    -----------------
    Deferred revenue.........................   $          50,964    $          29,477
    Deferred hospitality rent................               4,698                3,808
    Other....................................               4,175                1,293
                                                -----------------    -----------------
                                                $          59,837    $          34,578
                                                =================    =================

9.   LONG-TERM DEBT:

     The Company's long-term debt facilities are composed of (i) corporate and wholly owned debt, and (ii) non wholly owned debt. Corporate and wholly owned debt relates to debt facilities at the Crescent Operating level or owed by entities which are owned 100% by Crescent Operating. Non wholly owned debt represents non-recourse debt owed by entities which are consolidated in the Company's financial statements but are not 100% owned by the Company; the Company's economic investment in these entities is 5% or less. Following is a summary of the Company's debt financing (amounts in thousands):

                                                                                          December 31, 1999   December 31, 1998
                                                                                          -----------------   -----------------
      LONG-TERM DEBT - CORPORATE AND WHOLLY OWNED SUBSIDIARIES

 Equipment notes payable to finance companies due 2000 through 2007, payments of principal and interest due monthly, bear interest from 6.0% to
 10.9%, collateralized by equipment
 (Crescent Machinery) ..................................................................  $         102,539   $         70,074

 Floor  plan debt  payable,  three to twelve  month  terms at 0%
 interest (Crescent Machinery) .........................................................             21,556              7,958

 Line of credit in the amount of $19.5 million payable to Crescent
 Partnership due May 2002, bears interest at 9%, payments of interest only due quarterly, cross collateralized and cross-defaulted with the Company's
 other borrowing from Crescent Partnership (Crescent Operating) ........................             19,500                 --

 Line of credit in the amount of $17.2 million payable to Crescent
 Partnership due the later of May 2002 or five years after the last draw
 (in no event shall the maturity date be later than June 2007), bears interest at 12%, payments of interest only due quarterly, collateralized, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets  which the  Company  now owns or may  acquire in the future
 (Crescent Operating) ..................................................................             17,200             27,733

 Note payable to Crescent Partnership due May 2002, bears interest at 12%, payments of principal and interest due quarterly, collateralized, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets which the Company now owns or may acquire in the future (Crescent
 Operating) ............................................................................             13,824             24,223

 Line of credit in the amount of $15.0 million payable to Bank of America due
 August 2001, bears interest at LIBOR plus 1% (7.5% and 6.06% at December
 31, 1999 and December 31, 1998, respectively), payments of interest only
 due monthly (Crescent Operating) ......................................................             15,000             15,000

 Note payable to Crescent Partnership due May 2002, bears interest at 12%, payments of interest only due quarterly, collateralized by a first lien on the assets which the Company now owns or may acquire in the future
 (Crescent Operating) ..................................................................              9,000              9,000

 Notes  payable to the sellers of E. L.  Lester and Company due July 1, 2003, bear interest at 7.5%, payments of principal and interest due  semi-annually,
 collateralized by stock of Lester (Crescent Operating) ................................              5,345                 --

 Note payable to the sellers of Western Traction due March 31, 2000, bears interest at 8.5%, payments of principal and interest due monthly,
 collateralized by stock of Western Traction (Crescent Operating) ......................              1,008              5,511

 Note payable to Crescent Partnership maturing August 2003, bears interest at 10.75%, payments of principal and interest due monthly, collateralized by a deed of trust for certain personal property and certain real property
 (RoseStar) ............................................................................              1,483              1,770

 Notes payable to the sellers of Harvey Equipment due July 31, 2002, bear interest at 8%, payments of principal and interest due semi-annually
 (Crescent Operating) ..................................................................                902              1,159

 Note payable to Crescent Partnership maturing September 2002, bears interest at 8.5%, payments of principal and interest due monthly,
 collateralized by the Company's 2/3 interest in HCAC (COI Hotel) ......................                496                632

 Note payable to Crescent Partnership maturing August 2003, bears interest at 10.75%, payments of principal and interest due monthly, collateralized by a deed of trust in certain real property and certain personal property
(RoseStar) .............................................................................                401                479

 Note payable to Crescent Partnership due November 2006, bears interest at
 7.5%, payments of interest only due annually (RoseStar) ...............................                191                197
                                                                                                -----------        -----------

      Total debt - corporate and wholly owned subsidiaries .............................            208,445            163,736
                                                                                                -----------        -----------

LONG-TERM DEBT - NON WHOLLY OWNED SUBSIDIARIES

Senior note payable to Crescent Partnership maturing December 2005, bears interest at 10%, payments of principal and interest due quarterly based on sales proceeds from DMPLP, collateralized by land, improvements and
equipment owned by DMPLP (DMPLP) .......................................................              6,100             50,717

Junior note payable to Crescent Partnership maturing December 2010, bears interest at 14%, payments of principal and interest due quarterly based on sales proceeds from DMPLP, collateralized by land, improvements and
equipment owned by DMPLP (DMPLP) .......................................................             60,000             60,000

Line of credit in the amount of $56.2 million payable to Crescent
Partnership due August 2004, bears interest at 11.5% with principal and interest payments due as distributions from projects are received, as defined by the applicable credit agreement, collateralized by CDMC's interests in East West Resort Development partnerships, East West Resorts,
LLC, and other CDMC property (CDMC).....................................................             49,357             35,976

Construction loans for various East West Resort Development partnership projects, maturing through 2005, bear interest from 7.75% to 13.9%, payments of principal and interest or interest only payable monthly, collateralized by
deeds of trust, security agreements and a first lien on the related assets (CDMC).......             45,024             32,825

Line of credit in the amount of $22.9 million payable to Crescent
Partnership due January 2003, bears interest at 12%, principal and interest payments due as distributions from projects are received, as defined by the applicable credit agreement, collateralized by CDMC's interests in East
West Resort Development partnerships, East West Resorts LLC, and
other CDMC property (CDMC) .............................................................             16,418             15,035

Line of credit in the amount of $40.0 million payable to Crescent
Partnership due December 2006, bears interest at 11.5% with principal and interest payments due as distributions from projects are received, as defined by the applicable credit agreement, collateralized by CDMC's interests in East West Resort Development partnerships, East West Resorts
LLC, and other CDMC property (CDMC) ....................................................             14,459                 --

Line of credit in the amount of $45.0 million payable to National Bank of
Arizona due June 2000, bears interest at rates from prime to prime plus 1%
(8.5% to 9.5% and 7.75% to 8.75% at December 31, 1999 and 1998,
respectively), payments of interest only due monthly, collateralized by certain land owned by DMPLP, deeds of trusts on lots sold and home
construction (DMPLP) ...................................................................             13,756             10,000

Line of credit in the amount of $7.0 million payable to Crescent
Partnership due August 2003, bears interest at 12% with principal and interest payments due as distributions are received, collateralized by a first lien on the assets which the Company now owns or may acquire in the
future (CRL)............................................................................              5,666                 --

Note payable to Crescent Partnership maturing June 2005, bears interest at
12%, with payments of interest only due quarterly and payments of principal payable annually in accordance with an increasing amortization schedule, collateralized by CDMC's interests in East West Resort Development
partnerships, East West Resorts LLC and other CDMC property (CDMC) .....................              2,649              2,850
                                                                                                -----------        -----------

          Total debt - non wholly owned subsidiaries ...................................            213,429            207,403
                                                                                                -----------        -----------

          Total long-term debt .........................................................        $   421,874        $   371,139
                                                                                                ===========        ===========

Current portion of long-term debt - CEI ................................................        $     8,000        $     7,668

Current portion of long-term debt ......................................................             69,459             84,539

Long-term debt - CEI, net of current portion ...........................................            208,744            220,944

Long-term debt, net of current portion .................................................            135,671             57,988
                                                                                                -----------        -----------

          Total long-term debt .........................................................        $   421,874        $   371,139
                                                                                                ===========        ===========

    The weighted average interest rate on long-term debt at December 31, 1999 was approximately 10.0%. Substantially all of the Company's assets are pledged as collateral under various debt agreements. Payment of dividends on Crescent Operating common stock is prohibited under certain of the debt agreements. The debt agreements contain certain reporting requirements and financial covenants, including requirements that the Company maintain certain financial ratios. As of December 31, 1999, the Company had complied with all debt covenants. In February 2000, the Company modified certain debt agreements with Crescent Equities extending the timing of principal and interest payments by one year.

    As of December 31, 1999, combined aggregate principal maturities of all long-term debt were as follows (in thousands):

          2000...........................  $   77,459
          2001...........................      69,008
          2002...........................      84,858
          2003...........................      42,187
          2004...........................      73,062
          Thereafter.....................      75,300
                                           ----------
              Total                        $  421,874
                                           ==========

10.  SHAREHOLDERS' EQUITY:

     Common Stock

     The Company's authorized capital stock consists of 10 million shares of preferred stock, par value $0.01 per share and 22.5 million shares of common stock, par value $0.01 per share. At December 31, 1999, there were 11,414,963 shares of common stock issued and no shares of preferred stock issued.

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

     Treasury Stock

     As of December 31, 1999, COPI Colorado had purchased 1,102,530 shares of Crescent Operating common stock, which has been recorded as treasury stock, at a total purchase price of $4.3 million. The average price paid, including broker commissions, was $3.88 per share.

11.  STOCK OPTION PLANS:

     The Company has two stock incentive plans, the 1997 Amended Stock Incentive Plan (the "Amended Plan") and the 1997 Management Stock Incentive Plan (the "Management Plan").

     The Amended Plan, effective May 8, 1997, initially established the maximum number of options and/or shares of restricted stock that the Company may grant at 1.0 million shares. The maximum aggregate number of shares issuable under the Amended Plan shall increase automatically on January 1 of each year by an amount equal to 8.5% of the increase in the number of shares of common stock outstanding since January 1 of the preceding year, subject to certain adjustment provisions. As of December 31, 1999, the number of shares the Company may have outstanding under the Amended Plan is 1,016,183.

     On May 13, 1997, each holder of shares of restricted stock in Crescent Equities or options in Crescent Equities or Crescent Partnership was granted an equivalent number of shares of restricted stock or options in Crescent Operating, based on a ratio of one share of restricted stock or option to purchase Crescent Operating common stock for each 10 shares of restricted stock in Crescent Equities or options for Crescent Equities common shares, and one option to purchase Crescent Operating common stock for each 5 options for units in Crescent Partnership. Under the Amended Plan, the Company has granted 867,153 options and 10,000 restricted shares, net of forfeitures, through December 31, 1999.

     The Management Plan provides that the maximum number of options and/or shares of restricted stock that the Company may grant to employees, officers, directors or consultants is 1.0 million shares. Under the Management Plan, the Company has granted 554,000 options and 6,276 restricted shares, net of forfeitures, through December 31, 1999.

     Under both Plans, options are granted at a price no less than the market value of the shares on the date of grant, vest over a period determined by the Board of Directors, and expire ten years from the date of grant. The Company has reserved 578,754 shares for future options, warrants and restricted shares.

     A summary of the stock option status of the Company's Amended and Management Plans as of December 31, 1999 and changes during the periods then ended is presented in the table below:

                                                                     Weighted Average
                                                   Shares            Exercise Price
                                                ------------         ----------------
Outstanding as of May 8, 1997 ..........                  --                       --
   Granted .............................             893,567         $           1.15
   Exercised ...........................             (45,489)        $           0.99
   Forfeited ...........................                (499)        $           0.99
   Expired .............................                  --                       --
                                                ------------         ----------------
Outstanding as of December 31, 1997 ....             847,579         $           1.16
   Granted .............................              60,600         $          20.42
   Exercised ...........................             (23,662)        $           0.99
   Forfeited ...........................             (20,173)        $           0.99
   Expired .............................                  --                       --
                                                ------------         ----------------
Outstanding as of December 31, 1998 ....             864,344         $           2.52
   Granted .............................             614,000         $           3.12
   Exercised ...........................              (7,210)        $            .99
   Forfeited ...........................            (126,342)        $           2.20
   Expired .............................                  --                       --
                                                ------------         ----------------
Outstanding as of December 31, 1999 ....           1,344,792         $           2.83
                                                ============         ================

Exercisable as of December 31, 1999 ....             629,433         $           1.81



     Exercise prices, number of shares and the weighted-average remaining contractual life ("Average Life") at December 31, 1999 were as follows:


                             Shares Outstanding               Shares Exercisable
                        -----------------------------      -----------------------
Exercise Price           Number          Average Life      Number     Average Life
----------------        ---------        ------------      -------    ------------
$    0.99 - 5.44        1,274,192           7 years        613,313       5 years
$  15.50 - 20.50           70,600           8 years         16,120       8 years

     The Company applies APB No. 25 in accounting for options granted pursuant to the Amended Plan and the Management Plan (collectively, the "Plans"). Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Plans been determined based on the fair market value at the grant dates for awards under the Plans consistent with SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been the following pro forma amounts. The following pro forma amounts may not be representative of the effects on reported net income for future years.

                                            As Reported                 Proforma
                                            -----------   ------------------------------------
                                               1999          1999         1998         1997
                                            -----------   ----------   ----------   ----------
    Net income (loss) (in thousands)....    $    (2,695)  $   (3,004)  $      837   $  (22,258)
    Earnings (loss) per share...........    $     (0.26)  $    (0.29)  $     0.07   $    (2.01)

     For the years ended December 31, 1999 and 1998, and the period ended December 31, 1997, the weighted average grant date fair value of each option granted was $2.29, $14.66 and $0.87, respectively.

     The fair value of each option was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 5.6%, 5.4% and 6.7%; expected volatility of 91.6%, 88.3% and 94.7%;
     expected dividend yields of 0%; expected lives of 5 years.

12.  EARNINGS PER SHARE:

     Earnings per share ("EPS") is calculated as follows (in thousands, except per share data):

                                                                                                   For the period from
                                        Year ended                        Year ended                    May 9, 1997
                                     December 31, 1999                December 31, 1998            to December 31, 1997
                              ------------------------------   ------------------------------  ------------------------------
                                Net     Wtd. avg.  Per share      Net    Wtd. avg.  Per share    Net     Wtd. avg.  Per share
                               Income    shares      amount     Income    shares     Amount     Income     Shares     Amount
                              --------  ---------  ---------   --------  ---------  ---------  --------  ---------  ---------
     Basic EPS.............   $ (2,695)    10,363  $   (0.26)  $  1,141     11,206  $    0.10  $(22,165)    11,073  $   (2.00)

     Effect of Dilutive
     Securities:
     Stock Options.........         --        --                     --        737                   --         --
                              -------- ---------               --------  ---------             --------  ---------


     Diluted EPS...........   $ (2,695)    10,363  $   (0.26)  $  1,141     11,943  $    0.10  $(22,165)    11,073  $   (2.00)
                              ========  =========  =========   ========  =========  =========  ========  =========  =========

     The Company had 1,344,792, 70,600 and 847,579 options in 1999, 1998 and
     1997, respectively, which were not included in the calculation of diluted EPS as they were anti-dilutive. Earnings per share for the Predecessor is not meaningful as the capital structure of the Predecessor was not comparable to that of the Company.

13.  INCOME TAXES:

     The components of the Company's income tax provision (benefit) were as follows (in thousands):

                                                                                    For the Period       For the Period
                                                                                        From                  From
                                            Year Ended           Year Ended         May 9, 1997 to       January 1, 1997
                                         December 31, 1999   December 31, 1998     December 31, 1997     To May 8, 1997
                                         -----------------   -----------------     -----------------     ---------------
     Current:
        Federal.......................      $   18,706         $      6,543           $      79             $      --
        State.........................           2,459                  935                  10                    --
                                            ----------         ------------           ---------             ---------

                                                21,165                7,478                  89                    --
                                            ----------         ------------           ---------             ---------
     Deferred:
        Federal.......................         (21,556)              (1,712)                483                    14
        State.........................          (3,080)                (245)                 40                    --
                                            ----------         ------------           ---------             ---------
                                               (24,636)              (1,957)                523                    14
                                            ----------         ------------           ---------             ---------
         Total income tax
           provision (benefit)........      $   (3,471)        $      5,521           $     612             $      14
                                            ==========         ============           =========             =========

     Reconciliations of the federal statutory income tax rate to the effective tax rate were as follows:


                                                                                    For the Period       For the Period
                                                                                        From                  From
                                            Year Ended           Year Ended         May 9, 1997 to       January 1, 1997
                                         December 31, 1999   December 31, 1998     December 31, 1997     To May 8, 1997
                                         -----------------   -----------------     -----------------     ---------------
     Federal statutory income tax rate          35.0%              35.0%                (35.0%)                35.0%
     State income taxes, net of
        federal tax benefit...........           5.0                5.0                  (2.9)                   --
     Minority interests...............         (23.1)             (12.1)                   --                    --
     Change in valuation allowance....         (47.1)              (6.5)                 40.3                    --
     Net operating loss benefit.......          (8.5)                --                    --                    --
     Other, net.......................          (5.0)               2.6                   0.5                    --
                                         -----------------   -----------------     -----------------     ---------------
          Effective tax rate..........         (43.7)%             24.0%                  2.9%                 35.0%
                                         =================   =================     =================     ===============

     Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

                                                             December 31,
                                                  ---------------------------------
                                                      1999                 1998
                                                  ------------         ------------
Deferred tax assets:
   Equity in losses of subsidiaries ......        $      8,936         $         --
   Deferred revenue/rentals ..............              25,926               10,709
   Accrued expenses ......................                 814                  561
   Inventories ...........................                 794                  241
   Loss credit carryforwards .............               4,049               10,104
  Other ..................................                 132                  340
                                                  ------------         ------------
      Deferred tax assets ................              40,651               21,955
                                                  ------------         ------------

Deferred tax liabilities:
   Equity in earnings of subsidiaries ....                  --               (2,264)
   Prepaid expenses ......................              (1,048)              (1,073)
   Depreciable property and equipment ....              (8,326)              (3,643)
   Real estate ...........................              (9,086)              (8,956)
                                                  ------------         ------------
      Deferred tax liabilities ...........             (18,460)             (15,936)
                                                  ------------         ------------

Valuation allowance ......................                (406)              (4,156)
                                                  ------------         ------------
      Net deferred tax assets ............        $     21,785         $      1,863
                                                  ============         ============

Current deferred tax assets ..............        $        414         $        700
Noncurrent deferred tax assets ...........              21,371                1,163
                                                  ------------         ------------

      Net deferred tax assets ............        $     21,785         $      1,863
                                                  ============         ============

At December 31, 1999, the Company had net operating loss carryforwards ("NOL") of approximately $9.6 million, which will expire in years 2003 through 2019. A portion of this NOL was acquired subject to restrictive tax limitations. In 1999, a tax law change occurred which allowed the company to realize a tax benefit of $0.7 million associated with this NOL. The Company has reserved $0.4 million of the future available NOL due to the tax law limitations still in effect. The Company also has a minimum tax credit of $0.3 million, which does not expire. The Company released $4.2 million of its net deferred tax asset valuation allowance, based on 1999 transactions and expected future taxable income. In December 1999, the investments held by the Company that are considered to be Controlled Subsidiary Transactions entered into agreements to elect to become Taxable REIT Subsidiaries ("TRS") of Crescent Equities for federal income tax reporting purposes effective January 1, 2001.

14.  MAGELLAN WARRANTS:

     In connection with the transaction in which Crescent Operating acquired its 50% membership interest in CBHS, the Company purchased, for $12.5 million, warrants to acquire 1,283,311 shares of Magellan common stock for an exercise price of $30 per share. The Magellan warrants are exercisable in varying increments over the period which began on May 31, 1998 and ends on May 31, 2009. Management estimates the fair value of the warrants, using the Black-Scholes pricing model, to be $2.4 million at December 31, 1999. As a result, the $10.1 million difference between the cost and the estimated fair value of the warrants has been included in the consolidated financial statements as other comprehensive income (loss).

15.  COMMITMENTS AND CONTINGENCIES:

     Lease Commitments

     The Hospitality segment leases nine hotel and resort properties (the "Hospitality Properties") from Crescent Equities. Generally, the leases are on a triple net basis during 120-month terms and expire from December 2004 to October 2008. The leases provide for the payment to Crescent Partnership or its subsidiaries of (i) base rent, with periodic rent increases, (ii) percentage rent based on a percentage of gross room revenues above a specified amount, and (iii) a percentage of gross food and beverage revenues above a specified amount. Base rental expense under the leases is recognized on a straight-line basis over the terms of the respective leases. The Land Development segment leases office space, model homes, housekeeping and laundry facilities and certain equipment. The Equipment Sales and Leasing segment leases rental delivery and service trucks and land and buildings at various locations.

     Total lease expense for all segments during the periods ended December 31, 1999, 1998 and 1997 was approximately $62.5 million, $55.4 million and $16.7 million, respectively. Included in lease expense was percentage rent for the Hospitality Properties for the periods ended December 31, 1999, 1998 and 1997 of $14.7 million, $13.8 million and $4.6 million, respectively. Future minimum lease payments due under such leases as of December 31, 1999, were as follows (in thousands):


               2000....................          $    51,778
               2001....................               52,557
               2002....................               52,226
               2003....................               52,440
               2004....................               52,965
               Thereafter..............              120,966
                                                 -----------
                                                 $   382,932
                                                 ===========

     Contingencies

     CBHS became the subject of Chapter 11 bankruptcy proceedings by filing a voluntary petition on February 16, 2000, in United States Bankruptcy Court for the District of Delaware. Although CBHS is not a subsidiary of Crescent Operating, Crescent Operating does own a majority (90%) economic interest in CBHS. Crescent Operating's claims against the estate of CBHS include (i) its interests as a direct and indirect equity holder of CBHS and (ii) its claim for indemnification or contribution against third party lawsuits and claims where Crescent Operating is a named defendant with CBHS, such as lawsuits based upon alleged WARN Act violations purported to have been committed by CBHS and/or its subsidiaries in closing behavioral health care facilities in 1999 and 2000. To date Crescent Operating has not filed a proof of claim against CBHS with regard to any of these claims but would expect to file proofs of claim prior to the bar date.

     To date, four lawsuits, all of which seek class action certification, have been filed against CBHS alleging violations of the WARN Act in the closing of certain healthcare facilities. All of those lawsuits also name Crescent Operating as a defendant. Under the automatic stay provisions of federal bankruptcy law, lawsuits against CBHS or its subsidiaries would be stayed unless otherwise directed by the bankruptcy court, but the lawsuits against other defendants, including Crescent Operating, would not be stayed automatically. It is anticipated that those suits may be stayed because CBHS and its subsidiaries are indispensable parties. The Company anticipates that other similar lawsuits may be filed due to the closing of other facilities. With respect to the pending suits and possible future claims against Crescent Operating based on the closure by CBHS of facilities in 1999 and 2000, the Company believes that such actions are without basis under the WARN Act and should be dismissed; however, no assurance can be given that Crescent Operating will prevail.

16.  SUPPLEMENTAL CASH FLOW INFORMATION:

     Supplemental cash flow information is summarized as follows (in thousands):

                                                                      December 31,
                                                          -------------------------------------
                                                            1999         1998           1997
                                                          --------    -----------    ----------
    Interest paid, net of amounts capitalized...........  $ 27,422    $    23,360    $    2,574
                                                          ========    ===========    ==========
    Taxes paid (refunded)...............................  $ 24,755    $     4,345    $        4
                                                          ========    ===========    ==========

     Non-cash investing and financing activities:
        In conjunction with the acquisitions by the
        Company, liabilities were assumed as follows:
             Fair value of assets acquired..............  $ 43,178    $    84,892    $  597,075
             Stock issued for the acquisitions..........        --         (3,391)       (2,340)
             Notes payable issued for acquisitions......    (6,000)        (8,659)           --
             Cash paid for the acquisitions.............   (28,511)       (26,300)      (82,694)
                                                          --------    -----------    ----------
                 Liabilities assumed....................  $  8,667    $    46,542    $  512,041
                                                          ========    ===========    ==========
        Decrease in intangible and deferred income for
           amount associated with sales of club
           memberships..................................   $ 7,172     $   11,084     $    3,889
                                                          ========    ===========    ==========




17.  FAIR VALUES OF FINANCIAL INSTRUMENTS:

     The carrying amount of cash and cash equivalents, accounts receivable, inventories, notes receivable, prepaid expenses and other current assets, and accounts payable and accrued expenses approximates fair value as of December 31, 1999 because of the short maturity of these instruments. Similarly, the carrying value of line of credit borrowings approximates fair value as of that date because the applicable interest rates fluctuate based on published market rates. In the opinion of management, the interest rates associated with the long-term debt approximates the market interest rates for this type of instrument, and as such, the carrying values approximate fair value at December 31, 1999.

18.  BUSINESS SEGMENT INFORMATION:

     Crescent Operating's assets and operations are located entirely within the United States and are comprised of four business segments: (i) Equipment Sales and Leasing, (ii) Hospitality, (iii) Temperature Controlled Logistics and (iv) Land Development. In addition to these four business segments, the Company has grouped its investment in Magellan warrants, investment in Hicks-Muse (sold in March 1999), investment in CBHS, interest expense on corporate debt and general corporate overhead costs such as legal and accounting costs, insurance costs and corporate salaries as "Other" for segment reporting purposes. The Company has written-off its entire investment and has no obligation or commitment to fund CBHS' ongoing operations. As a result of the write-off, and irrespective of the transactions described in Note 3 to the Company's financial statements, the Company does not anticipate that it will recognize any additional CBHS losses for accounting purposes. The Company does incur costs of ownership related to the CBHS investment, such as legal and accounting costs, and COPI Healthcare incurs costs related to due diligence on the assets it has offered to purchase out of bankruptcy. Because the Company has written-off its CBHS investment and did not recognize income or loss from CBHS in 1999, the Company no longer reports its operations related to CBHS as a separate segment. The Company uses net income as the measure of segment profit or loss.

     The Equipment Sales and Leasing segment is engaged in the sale, leasing and service of construction equipment and accessories to the construction and utility industries located primarily in seven states. Crescent Machinery's leasing activities consist principally of leasing construction equipment and accessories under various leases, which are primarily short-term operating leases.

     The Hospitality segment generally consists of the operations of the Hospitality Properties. Each of such properties is owned by Crescent Partnership or its affiliates and all are leased to subsidiaries of the Company under long term leases. In addition to these properties, the Company also has other investments in the HCAC and in CRL.

     The Temperature Controlled Logistics segment consists primarily of a 40% interest in the operations of Vornado Crescent Operations, LP. Prior to reorganization of this segment effective March 12, 1999, this segment consisted of a 2% economic interest in the operations of The Temperature Controlled Logistics Partnerships. The Temperature Controlled Logistics Partnerships are the largest operators of public refrigerated storage space in the country in terms of public storage space operated.

     The Land Development segment consists of (i) a 4.65% economic interest in Desert Mountain, a master planned, luxury residential and recreational community in northern Scottsdale, Arizona, (ii) a 42.5% general partner interest in Woodlands Operating, which provides management, advisory, landscaping and maintenance services to entities affiliated with Crescent Operating and Crescent Equities, (iii) a 2.125% economic interest in Landevco, which owns approximately 7,500 acres for commercial and residential development as well as a realty office, an athletic center, and interests in both a title company and a mortgage company and (iv) a 5% economic interest in CDMC, whose operations consist principally of investing in partnerships and other entities that directly or indirectly develop and manage residential and resort properties (primarily in Colorado) or provide services to such properties.

     Business segment information is summarized as follows (in thousands):

                                               Crescent Operating, Inc.            Carter-Crowley Asset Group (Predecessor)
                                        --------------------------------------    -----------------------------------------
                                             For the              For the         For the Period from   For the Period from
                                            Year Ended          Year Ended           May 9, 1997 to     January 1, 1997 to
                                        December 31, 1999    December 31, 1998     December 31, 1997        May 8, 1997
                                        -----------------    -----------------    -------------------   -------------------
Revenues:
   Equipment Sales and Leasing.......   $         136,343      $        85,365    $            10,518   $             4,657
   Hospitality.......................             246,763              229,491                 79,468                    --
   Land Development..................             334,881              178,392                 66,896                    --
   Temperature Controlled Logistics..                  --                   --                     --                    --
   Other.............................                  --                   --                     --                    --
                                        -----------------    -----------------    -------------------   -------------------
   Total revenues....................   $         717,987    $         493,248    $           156,882   $             4,657
                                        =================    =================    ===================   ===================

Income (loss) from operations:
   Equipment Sales and Leasing...........   $           4,737    $           6,354    $               735   $               158
   Hospitality...........................               1,286                6,659                    232                    --
   Land Development......................              10,449                   20                   (199)                   --
   Temperature Controlled Logistics......                  (2)                 (88)                    --                    --
   Other.................................              (2,603)              (3,059)                (1,761)                   --
                                            -----------------    -----------------    -------------------   -------------------
   Total income (loss) from operations...   $          13,867    $           9,886    $              (993)  $               158
                                            =================    =================    ===================   ===================

Depreciation and amortization:
   Equipment Sales and Leasing...........   $          15,041    $           8,222    $             1,892   $               494
   Hospitality...........................               1,023                  802                    347                    --
   Land Development......................              17,811                5,695                  1,419                    --
   Temperature Controlled Logistics......                  --                   10                     --                    --
   Other.................................                (133)                  18                     --                    --
                                            -----------------    -----------------    -------------------   -------------------
   Total depreciation and amortization...   $          33,742    $          14,747    $             3,658   $               494
                                            =================    =================    ===================   ===================

Investment income (loss)
   Equipment Sales and Leasing...........   $              --    $              --    $                --   $                --
   Hospitality...........................                (851)                 130                      9                    --
   Land Development......................              23,825               25,858                  2,553                    --
   Temperature Controlled Logistics......              (2,275)               3,961                     36                    --
   Other.................................                 240               (2,265)               (19,021)                   --
                                            -----------------    -----------------    -------------------   -------------------
   Total investment income (loss)........   $          20,939    $          27,684    $           (16,423)  $                --
                                            =================    =================    ===================   ===================

Interest expense, net:
   Equipment Sales and Leasing...........   $           6,747    $           2,942    $               155   $               122
   Hospitality...........................                 618                   54                     12                    --
   Land Development......................              11,326                4,335                  1,020                    --
   Temperature Controlled Logistics......                  --                   --                     --                    --
   Other.................................               8,038                7,055                  2,543                    --
                                            -----------------    -----------------    -------------------   -------------------
   Total interest expense, net...........   $          26,729    $          14,386    $             3,730   $               122
                                            =================    =================    ===================   ===================

Income tax expense (benefit)
   Equipment Sales and Leasing...........   $          (1,081)   $           1,539    $                65   $                14
   Hospitality...........................                 (50)               2,724                     91                    --
   Land Development......................               7,293                7,465                    675                    --
   Temperature Controlled Logistics......                (911)                  --                     --                    --
   Other.................................              (8,722)              (6,207)                  (219)                   --
                                            -----------------    -----------------    -------------------   -------------------
   Total income tax expense (benefit)....   $          (3,471)   $           5,521    $               612   $                14
                                            =================    =================    ===================   ===================

Capital expenditures:
   Equipment Sales and Leasing...........   $          58,107    $          28,607    $             8,645   $             1,067
   Hospitality...........................               2,388                1,635                  1,376                    --
   Land Development......................              18,930               13,183                  3,930                    --
   Temperature Controlled Logistics......                  --                   --                     --                    --
   Other.................................                  51                   46                     --                    --
                                            -----------------    -----------------    -------------------   -------------------
   Total capital expenditures............   $          79,476    $          43,471    $            13,951   $             1,067
                                            =================    =================    ===================   ===================

Investment in unconsolidated
subsidiaries:
   Equipment Sales and Leasing...........   $              --    $              --    $                --
   Hospitality...........................              12,017                2,011                 (2,561)
   Land Development......................              51,220               60,687                 32,001
   Temperature Controlled Logistics......              14,859              293,868                161,851
   Other.................................               2,374               10,539                 27,337
                                            -----------------    -----------------    -------------------
   Total investment in
          unconsolidated subsidiaries....   $          80,470    $         367,105    $           218,628
                                            =================    =================    ===================

Identifiable assets:
   Equipment Sales and Leasing...........   $         184,964    $         127,215    $            27,843
   Hospitality...........................              44,805               38,536                 37,552
   Land Development......................             535,911              464,634                345,979
   Temperature Controlled Logistics......              16,337              293,780                161,851
   Other.................................              13,636               13,168                 28,858
                                            -----------------    -----------------    -------------------
   Total identifiable assets.............   $         795,653    $         937,333    $           602,083
                                            =================    =================    ===================

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

     OTHER TRANSACTIONS

     The Company leases full service hotels and destination health and fitness resorts from Crescent Partnership, or other subsidiaries of Crescent Equities, under operating leases. Crescent Partnership has agreed to fund all capital expenditures relating to furniture, fixtures and equipment reserves required under applicable management agreements on all properties except for Canyon Ranch-Tucson. Total rent expense related to these leases totaled approximately $54.0 million for the year ended December 31, 1999.

     The Company has various debt instruments payable to Crescent Partnership with an aggregate amount outstanding at December 31, 1999 of $216.7 million. See Note 9 for additional information.

     Included in notes receivable is a note from Landevco payable to Landco in the amount of $10.6 million as of December 31, 1999. The note bears interest at 15.0% per annum with quarterly interest payments and principal due upon maturity of July 2007. Interest income recognized for the year ended December 31, 1999 was $1.7 million.

20.  SUBSEQUENT EVENTS:

     Effective January 31, 2000, HCAC sold substantially all of its assets to an unrelated party. Through a wholly owned subsidiary, the Company received proceeds from the sale of $2.4 million resulting in an approximate $1.5 million gain which will be recognized by Crescent Operating in the first quarter of 2000.

     In accordance with an agreement between Gerald Haddock and the Company, Mr. Haddock, the Company's former Chief Executive Officer and President, had his limited partnership interest in COPI Colorado redeemed by COPI Colorado in January 2000. COPI Colorado paid Mr. Haddock approximately $2.6 million for his approximate 16.67% limited partner interest (determined from an independent appraisal of the value of COPI Colorado). Mr. Haddock reserved the right to challenge the valuation performed by the independent appraiser. As a result of the redemption of Mr. Haddock's interest, the Company has an approximate 58% interest in COPI Colorado.

     In February 2000, Crescent Operating and its hospitality subsidiaries entered into a Master Asset Management and Administrative Services Agreement and property management agreements with Sonoma Management Company ("SMC") to manage the Company's hotel properties (excluding Canyon Ranch - Lenox, Canyon Ranch - Tucson and the Hyatt Regency Beaver Creek). At the same time, the Company's hospitality subsidiaries accepted assignment from the owners of the Sonoma Mission Inn and Spa, the Sonoma Mission Inn Golf and Country Club and the Ventana Inn and Spa of its property management agreements with Sonoma Management Company. The principles of Sonoma Management Company are Sanjay and Johanna Varma and Crescent Equities is an equity owner in Sonoma Management Company.

     On February 16, 2000, CBHS petitioned for relief under Chapter 11, of the United States Bankruptcy Code. Under the protection of the bankruptcy court, CBHS intends to sell and liquidate, in a controlled fashion, all of its ongoing business. In conjunction with the filing by CBHS of the bankruptcy petition, COPI Healthcare, Inc. ("COPI Healthcare"), a wholly owned subsidiary of Crescent Operating, entered into an agreement with CBHS for the acquisition by COPI Healthcare of CBHS' core business ("Asset Purchase Agreement"), which consists of the assets used in the operation of 37 behavioral healthcare facilities for, $24.5 million. The bankruptcy court could seek other bids for these assets from other interested parties and there is no assurance that COPI Healthcare's bid will be successful or that the conditions contained in its offer can be satisfied.

     On March 27, 2000, COPI Healthcare notified CBHS that because it appears that not all of the conditions to its obligation to consummate the acquisition under the Asset Purchase Agreement appear likely to be met before the agreement terminates by its own terms on April 16, 2000, COPI Healthcare does not expect to close the acquisition under the Asset Purchase Agreement.

21.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Amounts in thousands, except per share amounts:

                                                                              Year Ended December 31, 1999
                                                                -----------------------------------------------------
                                                                   First        Second        Third         Fourth
                                                                -----------   -----------   -----------   -----------
Revenues ....................................................   $   136,748   $   173,393   $   175,602   $   232,244
Income (loss) from operations ...............................         4,295         8,751         2,946        (2,125)
Income (loss) before minority interests and income taxes ....         9,001         6,293        (2,282)       (5,066)
Minority interests ..........................................        (5,215)       (5,167)       (1,465)       (2,265)
Income tax provision (benefit) ..............................           372           972        (1,284)       (3,531)
Net income (loss) ...........................................         3,414           154        (2,463)       (3,800)
Basic income (loss) per share ...............................           .32           .01          (.24)         (.35)
Diluted income (loss) per share .............................           .31           .01          (.24)         (.34)


                                                                              Year Ended December 31, 1998
                                                                -----------------------------------------------------
                                                                   First        Second        Third         Fourth
                                                                -----------   -----------   -----------   -----------
Revenues ....................................................   $    97,377   $   106,809   $   111,826   $   177,236
Income (loss) from operations ...............................         3,941         3,405        (2,695)        5,235
Income (loss) before minority interests and income taxes ....          (620)        9,544          (210)       14,288
Minority interests ..........................................          (487)       (3,404)       (1,021)      (11,428)
Income tax provision (benefit) ..............................            71         4,198        (1,321)        2,573
Net income (loss) ...........................................        (1,178)        1,942            90           287
Basic income (loss) per share ...............................          (.11)          .17           .01           .03
Diluted income (loss) per share .............................          (.11)          .16           .01           .04

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Vornado Crescent Logistics Operating Partnership and Subsidiary:

We have audited the accompanying consolidated balance sheet of Vornado Crescent Logistics Operating Partnership and Subsidiary (the "Partnership") as of December 31, 1999, and the related consolidated statements of operations, partners' capital, and cash flows for the period from March 11, 1999 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Vornado Crescent Logistics Operating Partnership and Subsidiary at December 31, 1999, and its consolidated results of operations and cash flows for the period from March 11, 1999 (date of inception) to December 31, 1999 in conformity with generally accepted accounting principles.

                                                DELOITTE & TOUCHE LLP


Atlanta, Georgia
March 2, 2000
(March 8, 2000 as to Note 6)

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 1999
(amounts in thousands)
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                 $   7,988
  Restricted cash                                                              16,887
  Trade accounts receivable, net of allowance for doubtful
     accounts of $2,036                                                        77,010
  Other current assets                                                          7,891
  Working capital to be collected on behalf of Real Estate Companies          (12,951)
                                                                            ---------
                                                                               96,825

PROPERTY, PLANT, AND EQUIPMENT:
  Land                                                                         18,442
  Buildings and improvements                                                    1,517
  Machinery and equipment                                                      33,127
                                                                            ---------
                                                                               53,086
  Less accumulated depreciation                                                (4,230)
                                                                            ---------
      Property, plant, and equipment, net                                      48,856

OTHER ASSETS                                                                    7,831
                                                                            ---------
                                                                            $ 153,512
                                                                            =========
LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                                                          $  28,350
  Accrued expenses                                                             44,570
  Unearned revenue                                                              9,630
  Due to Real Estate Companies                                                 29,232
                                                                            ---------
      Total current liabilities                                               111,782

DEFERRED RENT OBLIGATIONS TO REAL ESTATE COMPANIES                              5,400

OTHER LIABILITIES                                                               6,851
                                                                            ---------
        Total liabilities                                                     124,033

COMMITMENTS

PARTNERS' CAPITAL                                                              29,479
                                                                            ---------
                                                                            $ 153,512
                                                                            =========


  See notes to consolidated financial statements.

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM MARCH 11, 1999
(DATE OF INCEPTION) TO DECEMBER 31, 1999
(amounts in thousands)
--------------------------------------------------------------------------------



REVENUES                                                   $ 557,708

OPERATING EXPENSES:
  Cost of operations                                         399,615
  Rent expense on leases with Real Estate Companies          135,811
  General and administrative                                  26,542
  Depreciation and amortization                                4,789
                                                           ---------

      Total operating expenses                               566,757
                                                           ---------

OPERATING LOSS                                                (9,049)

OTHER INCOME (EXPENSE):
  Interest expense                                              (534)
  Other income                                                   339
                                                           ---------

NET LOSS                                                   $  (9,244)
                                                           =========


See notes to consolidated financial statements.

VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FOR THE PERIOD FROM MARCH 11, 1999
(DATE OF INCEPTION) TO DECEMBER 31, 1999
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------



                                          PARTNERS'         ACCUMULATED
                                           CAPITAL             DEFICIT            TOTAL
Capital contribution                     $    38,723        $        --         $    38,723

  Net loss                                        --             (9,244)             (9,244)
                                         -----------        -----------         -----------

BALANCE - December 31, 1999              $    38,723        $    (9,244)        $    29,479
                                         ===========        ===========         ===========


See notes to consolidated financial statements.

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM MARCH 11, 1999
(DATE OF INCEPTION) TO DECEMBER 31, 1999
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------


OPERATING ACTIVITIES:
  Net loss                                                       $ (9,244)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Provision for bad debts                                         1,685
    Depreciation and amortization                                   4,789
    Deferral of rent expense                                        5,400
    Gain on settlement and curtailment of benefit plan             (1,363)
  Changes in assets and liabilities, net of acquisitions:
      Trade accounts receivable                                       239
      Other assets                                                 (6,420)
      Accounts payable and accrued expenses                        (1,493)
      Due to Real Estate Companies                                 29,232
      Other liabilities                                             3,078
                                                                 --------

        Net cash provided by operating activities                  25,903

INVESTING ACTIVITIES:
  Purchase of non-real estate assets                              (38,723)
  Additions to property, plant, and equipment                      (9,666)
                                                                 --------

        Net cash used in investing activities                     (48,389)

FINANCING ACTIVITIES:
  Repayment of due to Real Estate Companies                        (8,249)
  Capital contributions                                            38,723
                                                                 --------

        Net cash provided by financing activities                  30,474
                                                                 --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             7,988

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                  --
                                                                 --------

  End of period                                                  $  7,988
                                                                 ========

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                                  $    331
                                                                 ========

SUPPLEMENTAL INFORMATION ABOUT NONCASH
  ACTIVITIES:
  Liabilities assumed in connection with acquisition of
    non-real estate assets                                       $ 13,198
                                                                 ========
  Initial working capital to be collected on behalf of
    Real Estate Companies                                        $ 21,200
                                                                 ========

See notes to consolidated financial statements.

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1999 AND FOR THE PERIOD FROM
MARCH 11, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------


1.    ORGANIZATION AND BUSINESS

      Vornado Crescent Logistics Operating Partnership (the "Partnership") was formed on March 11, 1999. The Partnership holds its assets and conducts its business through its wholly owned subsidiary AmeriCold Logistics, LLC (collectively "AmeriCold Logistics"). AmeriCold Logistics, headquartered in Atlanta, Georgia, has 6,900 employees and operates 104 temperature controlled warehouse facilities nationwide with an aggregate of approximately 519 million cubic feet of refrigerated, frozen, and dry storage space. Of the 104 warehouses, AmeriCold Logistics leases 89 temperature controlled warehouses with an aggregate of approximately 428 million cubic feet and manages 15 additional warehouses containing approximately 91 million cubic feet of space. AmeriCold Logistics provides the frozen food industry with refrigerated warehousing and transportation management services. Refrigerated warehouses are comprised of production and distribution facilities. Production facilities typically serve one or a small number of customers, generally food processors, located nearby. These customers store large quantities of processed or partially processed products in the facility until they are shipped to the next stage of production or distribution. Distribution facilities primarily warehouse a wide variety of customers' finished products until future shipment to end-users. Each distribution facility primarily services the surrounding regional market. AmeriCold Logistics offers transportation management services including freight routing, dispatching, freight rate negotiation, backhaul coordination, and distribution channel assessment. AmeriCold Logistics temperature controlled logistics expertise and access to both frozen food warehouses and distribution channels enable its customers to respond quickly and efficiently to time-sensitive orders from distributors and retailers. Additionally, AmeriCold Logistics mines limestone at two of its locations.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation - The consolidated financial statements of the Partnership include the accounts of the Partnership and its subsidiary. The Partnership is owned 60% by Vornado Operating L.P. and 40% by COPI Cold Storage L.L.C. The partnership agreement provides that net income and losses are allocated to each partner's account in relation to their ownership interests. Subject to certain provisions, the Partnership continues for a term through October 2027. Management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid investments purchased with original maturities of three months or less.

      Restricted Cash - Cash restricted for uses related to payment of rent ($7,229 at December 31, 1999) and settlement of certain self-insured liabilities ($9,658 at December 31, 1999) is classified as restricted cash.

      Property, Plant, and Equipment - Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the respective assets. Depreciation and amortization begin the month in which the asset is placed into service.

      Properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair value to reflect an impairment in the value of the asset.

      Revenue Recognition - Revenues include storage, transportation and handling fees, and management fees for locations managed on behalf of third parties. Storage revenues are generally invoiced daily and are recognized as billed. Transportation fees and expenses are recognized upon tender of product to common carriers, which is not materially different than if such revenues and expenses were recognized upon delivery. Management fees are recognized at the conclusion of each period in which the Company is contractually entitled to such fees. Costs related to managed facilities are included in operating expenses. AmeriCold Logistics charges customers for both inbound and outbound handling in advance but defers the outbound handling revenue until the product has been shipped. Revenues from the sale of limestone are recognized upon delivery to customers.

      Income Taxes - AmeriCold Logistics has elected to be treated as a partnership for income tax purposes. Taxable income or loss of AmeriCold Logistics is reported in the income tax returns of the partners. Accordingly, no provision for income taxes is made in the financial statements of AmeriCold Logistics.

      Recently Issued Accounting Standards - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Because the Company does not currently utilize derivatives or engage in significant hedging activities, management does not anticipate that implementation of this statement will have a material effect on the Company's financial statements.

3.    ACQUISITION

      In March 1999, AmeriCold Logistics purchased all of the non-real estate assets of a group of companies owned by Vornado Realty Trust and subsidiaries of Crescent Real Estate Equities Company and Crescent Operating, Inc. (the "Real Estate Companies").

      The purchase price of the non-real estate assets was $48.7 million including the assumption of approximately $10 million of liabilities assumed in connection with the closure of one of the warehouse facilities. In addition, the Company acquired capitalized leased assets and assumed $3.2 million of capitalized lease obligations as a result of the purchase.

      The purchase method of accounting was applied to this acquisition. Approximate fair values assigned to assets and liabilities acquired were as follows:

        (amounts in thousands)
      Property, plant, and equipment              $  43,421
      Other assets                                    8,500
                                                  ---------
                                                     51,921
      Other liabilities                             (13,198)
                                                  ---------
                                                  $  38,723
                                                  =========


      Results of operations are presented from the date of acquisition.

4.    ACCRUED EXPENSES

      Detail of accrued expense as of December 31, 1999 is as follows:


      (amounts in thousands)

      Accrued payroll and related expense                   $ 8,855
      Accrued employee retirement and other benefits          8,521
      Accrued workers' compensation                           7,961
      Other accrued expenses                                 19,233
                                                            -------

                                                            $44,570
                                                            =======



5.    TRANSACTIONS WITH REAL ESTATE COMPANIES AND OWNERS

      Amounts due to Real Estate Companies at December 31, 1999 consist of current rent payable of $19,232,000 and current portion of deferred rent of $10,000,000 (of which $6,000,000 was paid in March 2000). Working capital to be collected on behalf of Real Estate Companies of $12,951,000 has been classified as a reduction of these assets.

      During 1999, AmeriCold Logistics received a management fee of $201,000 from the Real Estate Companies for administrative services performed.

      Included in other assets is a $952,000 receivable from the Partnership's owners for expenditures made on their behalf for a new business venture.

6.    LEASE COMMITMENTS

      AmeriCold Logistics entered into leases with the Real Estate Companies covering the warehouses used in this business. The leases, which commenced in March 1999, generally have a 15-year term with two five-year renewal options and provide for the payment of fixed base rent and percentage rent based on revenues AmeriCold Logistics receives from its customers. Fixed base rent is approximately $130 million per annum through 2003, $132 million per annum from 2004 through 2008, and $133 million per annum from 2009 through 2014. Percentage rent for each lease is based on a specified percentage of revenues in excess of a specified base amount. The aggregate base revenue amount under five of the six leases is approximately $321 million, and the weighted average percentage rate is approximately 36% for the initial five-year period, approximately 39% for the period from 2004 through 2008, and approximately 41% for the period from 2009 through February 28, 2014. The aggregate base revenue amount under the sixth lease is approximately $32 million, and the percentage rate is 24% for the initial two-year period, 37.5% for the period from 2002 through 2006, 40% from 2007 through 2011, and 41% from 2012 through February 28, 2014.

      AmeriCold Logistics has negotiated amendments to add four new properties, or expansions to existing properties, which were developed by the lessor during 1999. The aggregate rentals of the four new properties in the initial lease year is expected to be approximately $9,400,000.

      The fixed base rent for each of the two five-year renewal options is equal, generally, to the greater of the then fair market value rent and the fixed base rent for the immediately preceding lease year plus 5%.

      AmeriCold Logistics has the right to defer the payment of 15% of fixed base rent and all percentage rent for up to three years beginning in March 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent. Pursuant to the agreement, AmeriCold Logistics exercised its deferral rights and deferred approximately $15.4 million in fixed and percentage rent. In March 2000, AmeriCold Logistics expects to pay $10.0 million of its deferred rent obligation (of which $6,000,000 was paid in March 2000).

      Accordingly, at December 31, 1999, AmeriCold Logistics has $10.0 million classified as current deferred rent payable and $5.4 million classified as deferred rent obligation.

      AmeriCold Logistics is also required to pay for all costs arising from the operation, maintenance and repair of the properties, including all real estate taxes and assessments, utility charges, permit fees, and insurance premiums, as well as property capital expenditures in excess of $5,000,000 annually.

      AmeriCold Logistics also has operating lease agreements for equipment and other facilities. AmeriCold Logistics pays taxes, insurance, and maintenance costs on substantially all of the leased property. Lease terms generally range from 5 to 20 years with renewal or purchase options.

      At December 31, 1999, future minimum fixed lease payments under these leases with the Real Estate Companies and future minimum lease payments under operating leases other than leases with the Real Estate Companies are as follows:

       (amounts in thousands)

YEAR ENDED
DECEMBER 31,
                               REAL ESTATE         OTHER
                                COMPANIES          LESSORS           TOTAL
2000                           $   129,275        $   6,354       $   135,629
2001                               129,277            5,870           135,147
2002                               129,417            4,846           134,263
2003                               129,403            3,958           133,361
2004                               131,562            3,158           134,720
Thereafter                       1,220,488            3,684         1,224,172
                               -----------        ---------       -----------

                               $ 1,869,422        $  27,870       $ 1,897,292
                               ===========        =========       ===========


      Rent expense under all lease obligations for the period was $113,899,000 for fixed rent and $26,780,000 for percentage rent.

7.    EMPLOYEE BENEFIT PLANS

      Defined Benefit Pension Plans - AmeriCold Logistics has defined benefit pension plans that cover substantially all employees, other than union employees covered by union pension plans under collective bargaining agreements. Benefits under AmeriCold Logistics' plans are based on years of credited service and compensation during the years preceding retirement, or on years of credited service and established monthly benefit levels.

      Postretirement Benefits Other Than Pensions - During 1999, AmeriCold Logistics settled and curtailed postretirement healthcare and life insurance benefits for a substantial portion of its employees. As a result, AmeriCold Logistics recorded a gain of approximately $1,363.

      Actuarial information regarding the defined benefit pension plans and postretirement benefits other than pensions as of December 31, 1999 is as follows:

                                                                                 PENSION BENEFITS
                                                                         ---------------------------------
                                                                                                NATIONAL           OTHER
                                                                          RETIREMENT            SERVICE        POSTRETIREMENT
(amounts in  thousands)                                                  INCOME PLAN          RELATED PLAN        BENEFITS
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of period                                $     33,052         $     11,653       $      7,150
Service cost                                                                    1,297                  254                147
Interest cost                                                                   2,461                  576                346
Actuarial (gain) loss                                                          (3,903)                 404               (320)
Curtailments                                                                       --                   --             (2,735)
Settlements                                                                        --                   --             (1,940)
Plan transfers                                                                  2,930               (2,930)                --
Plan amendments                                                                    --                   --               (664)
Benefits paid                                                                  (2,127)                (606)               (64)
                                                                         ------------         ------------       ------------

Benefit obligation at end of year                                        $     33,710         $      9,351       $      1,920
                                                                         ============         ============       ============

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of period                         $     25,693         $     10,058       $         --
Actual return on plan assets                                                    3,364                1,060                 --
Employer contributions                                                             --                  967                 64
Plan transfers                                                                  1,844               (1,844)                --
Benefits paid                                                                  (2,127)                (606)               (64)
                                                                         ------------         ------------       ------------

Fair value of plan assets at end of year                                 $     28,774         $      9,635       $         --
                                                                         ============         ============       ============

Funded status                                                            $     (4,936)                 285       $     (1,920)
Unrecognized actuarial (gain) loss                                             (1,809)               1,409                 (2)
Unrecognized prior service cost                                                 1,338                  157               (648)
                                                                         ------------         ------------       ------------
(Accrued) prepaid benefit cost                                           $     (5,407)        $      1,851       $     (2,570)
                                                                         ============         ============       ============


Amounts recognized in the combined balance sheet consist of:
  Accrued benefit liability                                              $     (5,407)        $         --       $     (2,570)
  Prepaid asset                                                                    --                1,851                 --
                                                                         ------------         ------------       ------------
Net amount recognized                                                    $     (5,407)        $      1,851       $     (2,570)
                                                                         ============         ============       ============

Weighted-average assumptions as of December 31, 1999:
Discount rate                                                                    7.75%                7.75%              7.75%
Expected return                                                                  9.50%                9.50%               N/A
Rate of compensation increase                                                    4.00%                 N/A                N/A


                                                    PENSION BENEFITS
                                            ---------------------------------
                                                                   NATIONAL           OTHER
                                             RETIREMENT            SERVICE        POSTRETIREMENT
(amounts in  thousands)                     INCOME PLAN          RELATED PLAN        BENEFITS
COMPONENTS OF NET PERIODIC
  BENEFIT COST:
  Service cost                              $     1,297          $        254         $   147
  Interest cost                                   2,461                   576             346
  Expected return on plan assets                 (2,531)                 (820)             --
  Recognized net actuarial loss                     338                    18              67
  Amortization of prior service cost                104                     5             (56)
                                            -----------          ------------         -------

                                            $     1,669          $         33         $   504
                                            ===========          ============         =======

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost-trend rates would have the following effects (amounts in thousands):

                                                                      ONE-PERCENTAGE        ONE-PERCENTAGE
                                                                      POINT INCREASE        POINT DECREASE
                                                                      ---------------      ----------------
Effect on total of service and interest cost components                  $     25              $    (23)


      Profit Sharing - AmeriCold Logistics has defined contribution employee benefit plans which cover all eligible employees. The plans also allow contributions by plan participants in accordance with Section 401(k) of the Internal Revenue Code. Profit sharing expense for the period ended December 31, 1999 was approximately $4,060,000.

      Deferred Compensation - AmeriCold Logistics has deferred compensation and supplemental retirement plan agreements with certain of its executives. The agreements provide for certain benefits at retirement or disability, and also provide for survivor benefits in the event of death of the employee. AmeriCold Logistics charges expense for the accretion of the liability each year.

      The net expense for all deferred compensation and supplemental retirement plans for the period was approximately $164,000.

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



                                             ARTHUR ANDERSEN LLP

ATLANTA, GEORGIA
DECEMBER 3, 1998
(except with respect to
the matters discussed in Note 13,
as to which date is March 30, 2000)

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

13. SUBSEQUENT EVENT

Subsequent to September 30, 1998, the Company has continued to incur significant losses from operations, is in default of its revolving credit and lease agreements, and has a significant accumulated deficit. The Company has announced plans to cease operations at a significant number of its facilities and to reduce its personnel levels. On February 16, 2000, the Company filed a voluntary bankruptcy petition in U.S. Bankruptcy Court in Wilmington, Delaware. These financial statements do not reflect any activities since September 30, 1998, including the impact relating to the bankruptcy filing.

Additionally, the United States Department of Justice has indicated that certain of its ongoing inquiries are based on its belief that the federal government has certain civil and administrative causes of action under the Civil False Claims Act, the Civil Monetary Penalties Law, other federal statutes, and the common law arising from the participation in federal health benefit programs of the Company's psychiatric facilities nationwide. Although the ultimate outcome of these inquiries cannot be determined, a material unfavorable outcome may have a material adverse effect on the financial position or future operating results of the Company.

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

                                 EXHIBIT INDEX

          EXHIBIT
          NUMBER               DESCRIPTION OF EXHIBITS
          ------               -----------------------
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

            10.32       Lease Agreement dated September 22, 1997, between
                        Crescent Real Estate Equities Limited Partnership, as
                        Lessor, and COI Hotel Group, Inc., as lessee, for lease of Four Seasons Hotel, Houston (filed as Exhibit 10.32 to March 31, 1998 Form 10-Q and incorporated by reference herein)

            10.33       Asset Purchase Agreement dated December 19, 1997, among
                        Crescent Operating, Inc., Preco Machinery Sales, Inc., and certain individual Preco shareholders (filed as Exhibit 10.33 to March 31, 1998 Form 10-Q and incorporated by reference herein)

            10.34       Asset Purchase Agreement dated April 30, 1998, among
                        Crescent Operating, Inc., Central Texas Equipment
                        Company, and certain individual Central Texas shareholders (filed as Exhibit 10.34 to March 31, 1998
                        Form 10-Q and incorporated by reference herein)

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

            10.78       Agreement dated June 11, 1999, by and between Gerald W.
                        Haddock and Crescent Operating, Inc. and its subsidiaries and affiliates (filed as Exhibit 10.78 to June 30, 1999 Form 10-Q and incorporated by reference herein)

            10.79 Stock Purchase Agreement dated as of July 15, 1999, by and among E. L. Lester & Company, Incorporated, E. L.
                        Lester, Jr., Howard T. Tellepsen II, Karen Tellepsen,
                        Tom Tellepsen II, Linda Lester Griffen, Crescent
                        Operating, Inc. and Crescent Machinery Company (filed as
                        Exhibit 10.79 to the Company's September 30, 1999 Form
                        10-Q ("September 30, 1999 Form 10-Q") and incorporated by reference herein)

            10.80 Stock Purchase Agreement dated as of July 8, 1999, by and among Solveson Crane Rental, Inc., Solveson Family
                        Revocable Trust, and Crescent Machinery Company (filed as Exhibit 10.80 to September 30, 1999 Form 10-Q and incorporated by reference herein)

            10.81       Second Amendment to Credit Agreement effective as of
                        August 27, 1999, among Crescent Operating, Inc., Bank of
                        America, N. A. (formerly NationsBank, N. A.), and the
                        Support Parties identified therein (filed as Exhibit
                        10.81 to September 30, 1999 Form 10-Q and incorporated by reference herein)

            10.82       First Amendment to 1997 Crescent Operating, Inc.
                        Management Stock Incentive Plan (filed herewith)

            10.83       Form of Sales and Service Agreement between BLAW KNOX
                        Construction Equipment Corporation and certain of Crescent Machinery Company and its subsidiaries (filed herewith)

            10.84       Form of Heavy Equipment Distributor Agreement between
                        Compaction America, Inc. and certain of Crescent
                        Machinery Company and its subsidiaries (filed herewith)

            10.85       Form of Gradall Equipment Distributor Agreement between
                        The Gradall Company and certain of Crescent Machinery
                        Company and its subsidiaries (filed herewith)

            10.86       Form of Distributor Selling Agreement between
                        Ingersoll-Rand Company and certain of Crescent Machinery
                        Company and its subsidiaries (filed herewith)

            10.87 Form of JCB Dealership Agreement between JCB Inc. and certain of Crescent Machinery Company and its subsidiaries (filed herewith)

            10.88 Form of Distributor Agreement between LBX Company, LLC, and certain of Crescent Machinery Company and its subsidiaries (filed herewith)

            10.89       Form of Distributor Agreement between Liebherr
                        Construction Equipment Co. and certain of Crescent
                        Machinery Company and its subsidiaries (filed herewith)

            10.90       Form of Distributor Agreement between Link-Belt
                        Construction Equipment Company and certain of Crescent
                        Machinery Company and its subsidiaries (filed herewith)

            10.91       Form of Dealer Floor Plan Financing and Security
                        Agreement between General Electric Capital Corporation and certain of Crescent Machinery Company and its subsidiaries (filed herewith)

            10.92       Taxable REIT Subsidiary Election Agreement dated
                        December 17, 1999, among Crescent Real Estate Equities
                        Company, Crescent Real Estate Equities Limited
                        Partnership, Crescent Operating, Inc. and Crescent
                        Development Management Corp. (filed herewith)

            10.93       Taxable REIT Subsidiary Election Agreement dated
                        December 17, 1999, among Crescent Real Estate Equities
                        Company, Crescent Real Estate Equities Limited
                        Partnership, Crescent Operating, Inc. and Crescent CS
                        Holdings II Corp. (filed herewith)

            10.94       Taxable REIT Subsidiary Election Agreement dated
                        December 17, 1999, among Crescent Real Estate Equities
                        Company, Crescent Real Estate Equities Limited
                        Partnership, Crescent Operating, Inc. and Crescent CS
                        Holdings Corp. (filed herewith)

            10.95       Taxable REIT Subsidiary Election Agreement dated
                        December 17, 1999, among Crescent Real Estate Equities
                        Company, Crescent Real Estate Equities Limited
                        Partnership, Crescent Operating, Inc. and Desert
                        Mountain Development Corp. (filed herewith)

            10.96       Taxable REIT Subsidiary Election Agreement dated
                        December 17, 1999, among Crescent Real Estate Equities
                        Company, Crescent Real Estate Equities Limited
                        Partnership, Crescent Operating, Inc. and The Woodlands
                        Land Company, Inc. (filed herewith)

            10.97 $19.5 Million Credit and Security Agreement effective as of March 11, 1999, between Crescent Real Estate Equities
                        Limited Partnership and Crescent Operating, Inc. with related Promissory Note (filed herewith)

            10.98 First Amendment to Credit and Security Agreement effective as of March 11, 1999, between Crescent Real
                        Estate Equities Limited Partnership and Crescent
                        Operating, Inc. (filed herewith)

            10.99       Third Amendment to Amended and Restated Credit and
                        Security Agreement effective as of March 11, 1999, between Crescent Real Estate Equities Limited
                        Partnership and Crescent Operating, Inc. (filed herewith)

            10.100      Third Amendment to Line of Credit Credit and Security
                        Agreement effective as of March 11, 1999, between Crescent Real Estate Equities Limited Partnership and
                        Crescent Operating, Inc. (filed herewith)

            10.101 Agreements for Wholesale Financing (with Addendum) between Deutsche Financial Services Corporation and, respectively, Western Traction Company, Machinery Inc.,
                        Solveson Crane Rentals Inc., Harvey Equipment Center
                        Inc., and Crescent Machinery Company, with Guarantees
                        (filed herewith)

            10.102      Master Security Agreements between Associates Commercial
                        Corporation and, respectively, Crescent Machinery
                        Company and Western Traction Company; Security Agreement between Associates Commercial Corporation and Western
                        Traction Company; Addendum; and Continuing Guaranty by
                        Crescent Machinery Company (filed herewith)

            10.103 First Amendment to Amended and Restated Credit Agreement dated as of December 20, 1999, between Crescent Real
                        Estate Equities Limited Partnership and Crescent
                        Development Management Corp. with related Line of Credit
                        Note and letter amendment to related security agreement
                        (filed herewith)

            21          List of Subsidiaries of Crescent Operating, Inc.

            23.1        Consent of Ernst & Young LLP

            23.2        Consent of Deloitte & Touche LLP

            23.3        Consent of Arthur Andersen LLP - Denver

            23.4        Consent of Arthur Andersen LLP - Atlanta

            23.5        Consent of Arthur Andersen LLP - Houston

            27          Financial Data Schedule