Form 10-Q
period 2000-03-31
CRESCENT OPERATING INC
filed 2000-05-15
CIK 1035426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-22725


                            CRESCENT OPERATING, INC.
------------------------------------------------------------------------------
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

                                  YES [X] NO [ ]


Number of shares of Common Stock, $.01 par value, outstanding as of May 12, 2000: 11,414,963

                            CRESCENT OPERATING, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

                                                                                                                            Page
Item 1.   Financial Statements:

          Consolidated Balance Sheets........................................................................................3

          Consolidated Statements of Operations..............................................................................4

          Consolidated Statement of Changes in Shareholders' Equity (Deficit)................................................5

          Consolidated Statements of Cash Flows..............................................................................6

          Notes To Consolidated Financial Statements (Unaudited).............................................................7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............................14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........................................................25


                                               PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.................................................................................................25

Item 2.   Change in Securities and Use of Proceeds..........................................................................25

Item 3.   Defaults Upon Senior Securities...................................................................................26

Item 4.   Submission of Matters to a Vote of Security Holders...............................................................26

Item 5.   Other Information.................................................................................................26

Item 6.   Exhibits and Reports on Form 8-K..................................................................................26

                            CRESCENT OPERATING, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)


                                                                  March 31, 2000      December 31, 1999
                                                                  --------------      -----------------
                                                                    (unaudited)          (audited)
                               ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                       $       36,973       $       39,017
  Accounts receivable, net                                                60,288               51,638
  Inventories                                                             57,509               47,442
  Real estate                                                            117,415              121,412
  Prepaid expenses and other current assets                               12,804               14,714
                                                                  --------------       --------------
     Total current assets                                                284,989              274,223
                                                                  --------------       --------------

PROPERTY AND EQUIPMENT, NET                                              208,604              215,764
                                                                  --------------       --------------

INVESTMENTS                                                               86,768               80,470
                                                                  --------------       --------------

OTHER ASSETS
  Real estate                                                             87,931               83,147
  Intangible assets, net                                                  90,670               92,077
  Other assets                                                            50,998               49,972
                                                                  --------------       --------------
     Total other assets                                                  229,599              225,196
                                                                  --------------       --------------

TOTAL ASSETS                                                      $      809,960       $      795,653
                                                                  ==============       ==============

           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                           $       79,462       $       80,396
  Accounts payable - CEI                                                  17,036                9,250
  Current portion of long-term debt - CEI                                  7,352                8,000
  Current portion of long-term debt                                       61,901               69,459
  Deferred revenue                                                        60,041               62,864
                                                                  --------------       --------------
     Total current liabilities                                           225,792              229,969

LONG-TERM DEBT - CEI, NET OF CURRENT PORTION                             212,263              208,744

LONG-TERM DEBT, NET OF CURRENT PORTION                                   151,132              135,671

OTHER LIABILITIES                                                         61,624               59,837
                                                                  --------------       --------------

     Total liabilities                                                   650,811              634,221
                                                                  --------------       --------------

MINORITY INTERESTS                                                       182,598              181,954
                                                                  --------------       --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value, 10,000 shares authorized,
        no shares issued or outstanding                                       --                   --
Common stock, $.01 par value, 22,500 shares authorized,
      11,415 shares issued                                                   114                  114
Additional paid-in capital                                                17,714               17,714
Deferred compensation on restricted shares                                  (198)                (198)
Accumulated comprehensive income (loss)                                  (11,072)             (10,127)
Retained deficit                                                         (25,701)             (23,719)
Treasury stock at cost, 1,103 shares                                      (4,306)              (4,306)
                                                                  --------------       --------------
     Total shareholders' equity (deficit)                                (23,449)             (20,522)
                                                                  --------------       --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)              $      809,960       $      795,653
                                                                  ==============       ==============


         See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (Amounts in thousands, except per share data, unaudited)

                                                                                       For the three        For the three
                                                                                       months ended         months ended
                                                                                      March 31, 2000       March 31, 1999
                                                                                      --------------       --------------
REVENUES
   Equipment sales & leasing                                                          $       36,247       $       27,159
   Hospitality                                                                                72,210               63,032
   Land development                                                                           59,094               46,557
                                                                                      --------------       --------------
      Total revenues                                                                         167,551              136,748
                                                                                      --------------       --------------
OPERATING EXPENSES
   Equipment sales & leasing                                                                  35,771               26,650
   Hospitality                                                                                53,781               46,996
   Hospitality properties rent - CEI                                                          16,264               13,526
   Land development                                                                           52,790               44,861
   Corporate general and administrative                                                          972                  420
                                                                                      --------------       --------------

      Total operating expenses                                                               159,578              132,453
                                                                                      --------------       --------------

INCOME FROM OPERATIONS                                                                         7,973                4,295
                                                                                      --------------       --------------

INVESTMENT INCOME                                                                              5,505               10,007
                                                                                      --------------       --------------

OTHER (INCOME) EXPENSE
   Interest expense                                                                            8,014                6,185
   Interest income                                                                              (864)                (808)
   Other                                                                                          91                  (76)
                                                                                      --------------       --------------

      Total other (income) expense                                                             7,241                5,301
                                                                                      --------------       --------------

INCOME BEFORE INCOME TAXES
    AND MINORITY INTERESTS                                                                     6,237                9,001

INCOME TAX PROVISION                                                                           1,488                  372
                                                                                      --------------       --------------

INCOME BEFORE MINORITY INTERESTS                                                               4,749                8,629

MINORITY INTERESTS                                                                            (6,731)              (5,215)
                                                                                      --------------       --------------

NET INCOME (LOSS)                                                                     $       (1,982)      $        3,414
                                                                                      ==============       ==============

EARNINGS (LOSS) PER SHARE
   Basic                                                                              $        (0.19)      $         0.32
                                                                                      ==============       ==============
   Diluted                                                                            $        (0.19)      $         0.31
                                                                                      ==============       ==============

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                                                      10,312               10,522
                                                                                      ==============       ==============
   Diluted                                                                                    10,312               11,151
                                                                                      ==============       ==============


         See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                        (Amounts in thousands, unaudited)



                                                        Common stock                   Treasury stock
                                             -----------------------------    -----------------------------      Additional
                                                Shares           Amount          Shares           Amount       paid-in capital
                                             ------------     ------------    ------------     ------------    ---------------
BALANCE at December 31, 1999                       11,415     $        114          (1,103)    $     (4,306)    $     17,714

Comprehensive income (loss):
     Net loss                                          --               --              --               --               --
     Unrealized loss on Magellan warrants              --               --              --               --               --

Comprehensive income (loss)
                                             ------------     ------------    ------------     ------------     ------------
BALANCE at March 31, 2000                          11,415     $        114          (1,103)    $     (4,306)    $     17,714
                                             ============     ============    ============     ============     ============


                                               Deferred
                                             compensation      Accumulated
                                             on restricted    comprehensive     Retained
                                                shares        income (loss)      deficit           Total
                                             ------------     ------------     ------------     ------------
BALANCE at December 31, 1999                 $       (198)    $    (10,127)    $    (23,719)    $    (20,522)

Comprehensive income (loss):
     Net loss                                          --               --           (1,982)          (1,982)
     Unrealized loss on Magellan warrants              --             (945)              --             (945)
                                                                                                ------------
Comprehensive income (loss)                                                                           (2,927)
                                             ------------     ------------     ------------     ------------
BALANCE at March 31, 2000                    $       (198)    $    (11,072)    $    (25,701)    $    (23,449)
                                             ============     ============     ============     ============



            See accompanying notes to the consolidated financial statements.

                                 CRESCENT OPERATING, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands, unaudited)



                                                                                       For the                  For the
                                                                                  Three Months Ended       Three Months Ended
                                                                                    March 31, 2000           March 31, 1999
                                                                                  ------------------       -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                $       (1,982)          $        3,414
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
       Depreciation                                                                          5,391                    4,591
       Amortization                                                                          2,620                    3,195
       Provision for deferred income taxes                                                  (1,018)                  (3,001)
       Equity in income of unconsolidated subsidiaries                                      (3,987)                  (8,201)
       Minority interests                                                                    6,731                    5,215
       Gain on sale of property and equipment                                                 (892)                    (618)
       Gain on sale of investments                                                          (1,518)                  (1,806)
       Changes in assets and liabilities, net of effects from acquisitions:
           Accounts receivable                                                              (8,649)                  (4,073)
           Inventories                                                                       2,924                   (5,708)
           Prepaid expenses and current assets                                              (4,411)                     300
           Real estate                                                                         612                   (7,671)
           Other assets                                                                       (100)                     384
           Accounts payable and accrued expenses                                            (7,733)                  (5,434)
           Accounts payable - CEI                                                            7,823                    3,415
           Deferred revenue, current and noncurrent                                          2,190                    2,390
           Other liabilities                                                                     4                      761
                                                                                    --------------           --------------
                Net cash used in operating activities                                       (1,995)                 (12,847)
                                                                                    --------------           --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business interests, net of cash acquired                                      (44)                 (15,489)
  Acquisition of business interests by
      Controlled Subsidiaries, net of cash acquired                                           (550)                  (4,674)
  Purchases of property and equipment                                                      (15,679)                  (6,741)
  Proceeds from sale of investments                                                          2,398                   21,273
  Proceeds from sale of property and equipment                                               8,342                    4,135
  Net proceeds from sale and collection of notes receivable                                  5,698                    1,025
  Net distributions from investments                                                         1,055                      504
  Distributions from investments of Controlled Subsidiaries                                     21                    5,690
  Contributions to investments of Controlled Subsidiaries                                       --                     (234)
                                                                                    --------------           --------------
                Net cash provided by investing activities                                    1,241                    5,489
                                                                                    --------------           --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of long-term debt                                                                49,955                   41,444
  Payments on long-term debt                                                               (24,611)                 (29,328)
  Proceeds of long-term debt - CEI                                                              --                   24,195
  Payments on long-term debt - CEI                                                         (19,186)                 (36,584)
  Capital contributions by minority interests                                                  373                    3,489
  Distributions to minority interests                                                       (6,460)                  (5,537)
  Purchase of treasury stock                                                                    --                   (1,399)
  Other                                                                                     (1,361)                    (860)
                                                                                    --------------           --------------
                Net cash used in financing activities                                       (1,290)                  (4,580)
                                                                                    --------------           --------------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                                          (2,044)                 (11,938)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                                       39,017                   42,810
                                                                                    --------------           --------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                                     $       36,973           $       30,872
                                                                                    ==============           ==============


        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. ORGANIZATION AND BASIS OF PRESENTATION:

Crescent Operating, Inc. was formed on April 1, 1997 by Crescent Real Estate Equities Company ("CEI" or "Crescent Equities") and its subsidiary Crescent Real Estate Equities Limited Partnership ("Crescent Partnership"). Effective June 12, 1997, CEI distributed shares of Crescent Operating, Inc. common stock to shareholders of CEI and unit holders of Crescent Partnership of record on May 30, 1997.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and related footnotes of the Company for the fiscal year ended December 31, 1999 included in the Company's Form 10-K. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated unaudited interim financial statements have been included and all significant intercompany balances and transactions have been eliminated. Certain prior period information has been reclassified to conform to current period presentation. Due to acquisitions and seasonal fluctuations, operating results for interim periods reflected are not necessarily indicative of the results that may be expected for a full fiscal year.

The financial results of the Company include the following:

     o    Subsidiaries which are wholly owned and consolidated:

          --   Crescent Machinery Company ("Crescent Machinery");

          --   Rosestar Management LLC ("Rosestar"); and

          --   COI Hotel Group, Inc. ("COI Hotel").

     o Subsidiaries which are not wholly owned but the Company controls and therefore consolidates ("Controlled Subsidiaries"):

          --   A 5% economic interest in:

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

          -- A 50% general partner interest in COPI Colorado, L.P. ("COPI Colorado") which owns 10% of Crescent Development Management Corp. ("CDMC"). The 10% interest in CDMC represents 100% of the voting stock, and therefore, CDMC is consolidated into COPI Colorado.

     o Subsidiaries which the Company reports on the equity method of accounting:

           -- A 52.5% interest (42.5% in 1999) in the Woodlands Operating Company, L.P. ("TWOC");

           -- A 40% interest in Vornado Crescent Logistics Operating Partnership ("AmeriCold Logistics");

           -- A direct 25% common membership interest in Charter Behavioral Health Systems, LLC ("CBHS");

           -- An indirect 65% common membership interest in CBHS held through a limited partner interest in COPI CBHS Holdings, L.P.; and

           -- A 1% interest in each of Crescent CS Holdings Corporation ("CS I") and Crescent CS Holdings II Corporation ("CS II"), (collectively, "Temperature Controlled Logistics Partnerships").

2. RECENT DEVELOPMENTS:

HOSPITALITY

Effective January 31, 2000, Houston Center Athletic Club Venture ("HCAC") sold substantially all of its assets to an unrelated party. Through a wholly owned subsidiary, the Company received proceeds from the sale of $2.4 million resulting in an approximate $1.5 million gain which was recognized by Crescent Operating in the first quarter of 2000.

Effective February 1, 2000, The Varma Asset Management Agreements were terminated by mutual agreement of the parties; at the same time, Crescent Operating and its hospitality subsidiaries entered into a Master Asset Management and Administrative Services Agreement with Sonoma Management Company ("SMC") to manage the Company's hotel and resort properties (excluding Canyon Ranch - Lenox, Canyon Ranch - Tucson, the Hyatt Regency Beaver Creek, the Sonoma Mission Inn and Spa, the Sonoma Mission Inn Golf and Country Club and the Ventana Inn and Spa). At the same time, the Company's hospitality subsidiaries accepted assignment from the owners of the Sonoma Mission Inn and Spa, the Sonoma Mission Inn Golf and Country Club and the Ventana Inn and Spa of its property management agreements with SMC. The principals of SMC are Sanjay and Johanna Varma and Crescent Equities is an equity owner in SMC. Payment of obligations under the Master Asset Management and Administrative Services Agreement are guaranteed by the Company. For each property for which it provides asset management services, SMC will receive a base fee equal to 0.85% of gross revenues of the property managed plus an incentive fee of 50% of actual net income in excess of budgeted net income. For each property for which it provides property management services, SMC will receive a base fee equal to 2.0% of gross revenues of the property plus an incentive fee of 20% of net operating income in excess of 12% annual return on investment to owner.

LAND DEVELOPMENT

In accordance with an agreement between Gerald Haddock and the Company, COPI Colorado redeemed the limited partnership interest of Mr. Haddock, the Company's former Chief Executive Officer and President, in January 2000. COPI Colorado paid Mr. Haddock approximately $2.6 million for his approximate 16.67% limited partner interest (determined from an independent appraisal of the value of COPI Colorado). Mr. Haddock reserved the right to challenge the valuation performed by the independent appraiser.

OTHER

On February 16, 2000, CBHS petitioned for relief under Chapter 11 of the United States Bankruptcy Code. Under the protection of the bankruptcy court, CBHS intends to sell and liquidate, in a controlled fashion, all of its ongoing business. In conjunction with the filing by CBHS of the bankruptcy petition, COPI Healthcare, Inc. ("COPI Healthcare"), a newly formed wholly owned subsidiary of Crescent Operating, entered into an agreement with CBHS for the acquisition by COPI Healthcare of CBHS' core business ("Asset Purchase Agreement"), which consists of the assets used in the operation of 37 behavioral healthcare facilities for, $24.5 million. The closing of the transactions contemplated by the Asset Purchase Agreement was subject to bankruptcy court approval and other conditions. The Asset Purchase Agreement terminated by its own terms on April 16, 2000 because not all of the conditions precedent to closing had been met by that date.

Effective April 27, 2000, the Company's shares began trading on the OTC Bulletin Board. The shares, which previously had been traded on The Nasdaq National Market and had moved to The Nasdaq SmallCap Market effective April 6, 2000 but did not meet the standards for continued listing in these markets, retained the same trading symbol, COPI.

3. INVESTMENTS:

Investments consisted of the following (amounts in thousands):

                                                                        March 31, 2000       December 31, 1999
                                                                        --------------       -----------------
Investment in Landevco ..........................................       $       46,561        $       41,186
Investment in CDMC projects .....................................               16,590                11,254
Investment in AmeriCold Logistics ...............................                9,299                11,791
Investment in CR Las Vegas ......................................                8,356                 8,356
Investment in CR License ........................................                2,797                 2,797
Investment in Temperature Controlled Logistics Partnerships .....                2,546                 3,068
Investment in Magellan warrants .................................                1,429                 2,374
Investment in HCAC ..............................................                   --                   864
Investment in TWOC ..............................................                 (810)               (1,220)
                                                                        --------------        --------------
                                                                        $       86,768        $       80,470
                                                                        ==============        ==============

Investment income consisted of the following (amounts in thousands):

                                                                      Three months ended    Three months ended
                                                                        March 31, 2000        March 31, 1999
                                                                        --------------        --------------
Equity in income of Landevco ....................................       $        5,375        $        4,581
Gain on sale of HCAC ............................................                1,518                    --
Equity in income of CDMC Projects ...............................                  942                 3,355
Equity in income of TWOC ........................................                  920                   275
Equity in income of Temperature Controlled
   Logistics Partnerships .......................................                   24                    61
Equity in income of HCAC ........................................                    8                    67
Hicks-Muse income ...............................................                   --                   239
Gain on sale of CS I and CS II ..................................                   --                 1,493
Equity in loss of Transportal Network ...........................                 (790)                   --
Equity in loss of AmeriCold Logistics ...........................               (2,492)                  (64)
                                                                        --------------        --------------
                                                                        $        5,505        $       10,007
                                                                        ==============        ==============

A summary of financial information for the Company's investment in AmeriCold Logistics, which is a significant unconsolidated investment, is presented below (amounts in thousands).

                                                           AmeriCold Logistics
                                                          --------------------
                                                           Three months ended
                                                            March 31, 2000
                                                          --------------------
Revenues ............................................       $      164,276
Gross profit ........................................       $        4,483
Net income (loss) ...................................       $       (6,230)

Crescent Operating's equity
    in income (loss) of subsidiary ..................       $       (2,492)

4. INTANGIBLE ASSETS:

Intangible assets consisted of the following (amounts in thousands):

                                                         March 31, 2000      December 31, 1999
                                                         --------------      -----------------
Goodwill, net - Crescent Machinery ...............       $       13,849       $       13,925
Goodwill, net - RoseStar .........................                1,363                1,417
Goodwill, net - COPI Colorado ....................               41,745               41,798
Membership intangible, net - DMPLP ...............               33,713               34,937
                                                         --------------       --------------
                                                         $       90,670       $       92,077
                                                         ==============       ==============

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

                                                                                      March 31, 2000       December 31, 1999
                                                                                    -----------------      -----------------
      LONG-TERM DEBT - CORPORATE AND WHOLLY-OWNED SUBSIDIARIES

      Equipment notes payable to various finance companies, weighted average
      interest of 8.5% due 2000 through 2007 (Crescent Machinery) ................. $        101,773      $        102,539

      Floor plan debt payable, three to twelve month terms at 0% interest
      (Crescent Machinery) ........................................................           24,437                21,556

      Note payable to Crescent Partnership, interest at 9%, due May 2002 (COPI) ...           19,500                19,500

      Line of credit in the amount of $17.2 million payable to Crescent
      Partnership, interest at 12%, due May 2002 or five years after the last
      draw (COPI) .................................................................           17,200                17,200

      Line of credit in the amount of $15.0 million payable to Bank of America,
      interest at LIBOR plus 1%, due August 31, 2001 (COPI) .......................           15,000                15,000

      Note payable to Crescent Partnership, interest at 12%, due through May
      2002  (COPI) ................................................................           13,824                13,824

      Note payable to Crescent Partnership, interest at 12%, due May 2002 (COPI) ..            9,000                 9,000

      Notes payable to the sellers of equipment companies, weighted average
      interest of 7.8%, due 2000 through 2003 (COPI) ..............................            6,110                 7,255

                                                                                     MARCH 31, 2000       DECEMBER 31, 1999
                                                                                     --------------       -----------------

      Notes payable to Crescent Partnership, weighted average interest of 10.1%,
      due 2002 through 2006 (RoseStar/COI Hotel) ..................................            1,970                 2,571
                                                                                    ----------------      ----------------

                 Total debt - corporate and wholly-owned subsidiaries .............          208,814               208,445
                                                                                    ----------------      ----------------

      LONG-TERM DEBT - NON WHOLLY-OWNED SUBSIDIARIES

      Junior note payable to Crescent Partnership, interest at 14%, due December
      2010 (DMPLP) ................................................................           60,000                60,000

      Construction loans for various East West Resort Development projects,
      interest at 7.75% to 13.9%, due through 2005 (CDMC) .........................           52,635                45,024

      Line of credit in the amount of $56.2 million payable to Crescent
      Partnership, interest at 11.5%, due August 2004 (CDMC) ......................           46,187                49,357

      Line of credit in the amount of $40.0 million payable to Crescent
      Partnership, interest at 11.5%, due December 2006 (CDMC) ....................           20,642                14,459

      Line of credit in the amount of $22.9 million payable to Crescent
      Partnership, interest at 12%, due January 2003 (CDMC) .......................           17,378                16,418

      Line of credit in the amount of $45.0 million payable to National Bank of
      Arizona, interest at prime to prime plus 1%, due June 2000 (DMPLP) ..........           13,077                13,756

      Line of credit in the amount of $7.0 million payable to Crescent
      Partnership, interest at 12%, due August 2003 (CRL) .........................            5,666                 5,666

      Term loan in the amount of $5.6 million payable to Crescent Partnership,
      interest ranging from 12% to 15%, due March 2001 (CDMC) .....................            5,600                     -

      Note payable to Crescent Partnership, interest at 12%, due June 2005 (CDMC)..            2,649                 2,649

      Senior note payable to Crescent Partnership, interest at 10%, due December
      2005 (DMPLP) ................................................................                -                 6,100
                                                                                    ----------------      ----------------

                Total debt - non wholly-owned subsidiaries ........................          223,834               213,429
                                                                                    ----------------      ----------------

                Total long-term debt .............................................. $        432,648      $        421,874
                                                                                    ================      ================

      Current portion of long-term debt - CEI ..................................... $          7,352      $          8,000

      Current portion of long-term debt ...........................................           61,901                69,459

      Long-term debt - CEI, net of current portion ................................          212,263               208,744

      Long-term debt, net of current portion ......................................          151,132               135,671
                                                                                    ----------------      ----------------

                Total long-term debt .............................................. $        432,648      $        421,874
                                                                                    ================      ================

6. OTHER LIABILITIES

Other liabilities consisted of the following (in thousands):

                                               March 31, 2000       December 31, 1999
                                               --------------       -----------------
Deferred revenue .......................       $       54,129       $          50,964
Deferred hospitality rent ..............                4,701                   4,698
Other ..................................                2,794                   4,175
                                               --------------       -----------------
                                               $       61,624       $          59,837
                                               ==============       =================

7. EARNINGS PER SHARE:

Earnings per share ("EPS") is calculated as follows (in thousands, except per share data):

                                       Three months ended March 31, 2000     Three months ended March 31, 1999
                                       ---------------------------------     ---------------------------------
                                          Net       Wtd Avg.   Per Share       Net       Wtd. Avg.   Per Share
                                        Income       Shares     Amount        Income      Shares      Amount
                                       --------     --------   --------      --------    --------    ---------
BASIC EPS .........................    $ (1,982)      10,312   $  (0.19)     $  3,414      10,522    $   0.32

EFFECT OF DILUTIVE SECURITIES:
Stock Options .....................          --           --                       --         629
                                       --------     --------                 --------    --------

DILUTED EPS .......................    $ (1,982)      10,312   $  (0.19)     $  3,414      11,151    $   0.31
                                       ========     ========   ========      ========    ========    ========

The Company had 1,342,392 and 70,600 options for its common stock outstanding at March 31, 2000 and 1999, respectively, which were not included in the calculation of diluted EPS as they were anti-dilutive.

8. INCOME TAXES:

The table below shows the reconciliation of the federal statutory income tax rate to the effective tax rate.

                                                             Three months ended       Three months ended
                                                               March 31, 2000           March 31, 1999
                                                              ----------------         ----------------
Federal statutory income tax rate .....................                   35.0%                    35.0%
State income taxes, net of federal tax benefit ........                    5.0                      5.0
Minority interests ....................................                  (15.5)                    (2.0)
Change in valuation allowance .........................                     --                    (30.2)
Other, net ............................................                   (0.6)                    (3.7)
                                                              ----------------         ----------------
            Effective tax rate ........................                   23.9%                     4.1%
                                                              ================         ================

9. BUSINESS SEGMENT INFORMATION:

Crescent Operating's assets and operations are located entirely within the United States and are comprised of four business segments: (i) Equipment Sales and Leasing, (ii) Hospitality, (iii) Temperature Controlled Logistics and (iv) Land Development. In addition to these four business segments, the Company has grouped its investment in Magellan warrants, investment in Hicks-Muse (sold in March 1999), investment in CBHS, interest expense on corporate debt and general corporate overhead costs such as legal and accounting costs, insurance costs and corporate salaries as "Other" for segment reporting purposes. The Company has written off its entire investment and has no obligation or commitment to fund CBHS' ongoing operations. As a result of the write-off, the Company does not anticipate that it will recognize any additional CBHS losses for accounting purposes, and no longer reports its operations related to CBHS as a separate segment. The Company does incur costs of ownership related to the CBHS investment, such as legal and accounting costs, and COPI Healthcare incurred costs related to due diligence on the assets it had offered to purchase out of bankruptcy. The Company uses net income as the measure of segment profit or loss.

Business segment information is summarized as follows (in thousands):

                                                           Three months ended
                                               ----------------------------------------
                                                March 31, 2000           March 31, 1999
                                               ----------------        -----------------
Revenues:
   Equipment Sales and Leasing .........       $         36,247        $          27,159
   Hospitality .........................                 72,210                   63,032
   Temperature Controlled Logistics ....                     --                       --
   Land Development ....................                 59,094                   46,557
   Other ...............................                     --                       --
                                               ----------------        -----------------
   Total revenues ......................       $        167,551        $         136,748
                                               ================        =================

Net income (loss):
   Equipment Sales and Leasing .........       $         (1,184)       $            (447)
   Hospitality .........................                  2,191                    1,536
   Temperature Controlled Logistics ....                 (1,966)                     894
   Land Development ....................                    728                      133
   Other ...............................                 (1,751)                   1,298
                                               ----------------        -----------------
   Total net income (loss) .............       $         (1,982)       $           3,414
                                               ================        =================

                                                March 31, 2000         December 31, 1999
                                               ----------------        -----------------
Identifiable assets:
   Equipment Sales and Leasing .........       $        188,930        $         184,964
   Hospitality .........................                 46,723                   44,805
   Temperature Controlled Logistics ....                 14,310                   16,337
   Land Development ....................                543,927                  535,911
   Other ...............................                 16,070                   13,636
                                               ----------------        -----------------
   Total identifiable assets ...........       $        809,960        $         795,653
                                               ================        =================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Item 2 should be read in conjunction with the interim consolidated financial statements and the accompanying notes presented in Item 1 to this Form 10-Q. The financial statements include all adjustments which management believes are necessary to reflect a fair statement of the financial results for the interim periods presented. All such adjustments are of a normal and recurring nature. The information contained in this Item 2 should also be read in conjunction with the more detailed information included in the Company's Form 10-K for the year ended December 31, 1999. Capitalized terms used but not otherwise defined in this Item 2 have the meanings given to them in the notes to the financial statements included in Item 1.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those the Company expects to achieve. Some of the factors that might cause such a difference include:

     o the impact of changes in the industries in which the Company's businesses and investments operate and the economic, demographic and other competitive conditions affecting those industries, the Company's cash flows and the value of the Company's investments,

     o the relatively high levels of debt that the Company maintains and the Company's ability to generate revenue sufficient to meet debt service payments and other operating expenses,

     o the possibility that the Company's outstanding debt (some of which requires "balloon" payments of principal) may be refinanced at higher interest rates or otherwise on terms less favorable to the Company,

     o the availability of equity and debt financing that may be necessary or advantageous to expand or maintain the Company's operations and investments,

     o the underperformance or non-performance of the Company's existing business investments,

     o any resolution of issues that relate to the bankruptcy petition of CBHS that is unfavorable to the Company, including, but not limited to, judgments against the Company in respect of lawsuits instituted in connection with the activities of CBHS prior to its bankruptcy filing,

     o the Company's inability to identify or pursue suitable business or investment opportunities,

     o the extreme sensitivity to changes in operations or business activities of certain of the Company's investments due to their high levels of debt and rental payments and

     o the effect of the REIT Modernization Act upon future opportunities under the Intercompany Agreement with Crescent Partnership (the "Intercompany Agreement"), pursuant to which the Company and Crescent Partnership have agreed to provide the other with rights to participate in certain transactions.

Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company is not obligated to update these forward-looking statements to reflect any future events or circumstances.

                                    OVERVIEW

Crescent Operating is a diversified management company that, through various subsidiaries and affiliates, currently operates primarily in four business segments: (i) Equipment Sales and Leasing, (ii) Hospitality, (iii) Temperature Controlled Logistics (formerly Refrigerated Warehousing) and (iv) Land Development. Within these segments the Company owned the following:

     o THE EQUIPMENT SALES AND LEASING SEGMENT consisted of a wholly owned interest in Crescent Machinery Company ("Crescent Machinery"), a construction equipment sales, leasing and service company with 18 locations in seven states.

     o THE HOSPITALITY SEGMENT consisted of (i) the Company's lessee interests in Business Class Hotels which include the Denver Marriott City Center, the Hyatt Regency Albuquerque, the Four Seasons Hotel in Houston, Texas and the Renaissance Hotel in Houston, Texas; lessee interests in Luxury Spa Resorts which include the Hyatt Regency Beaver Creek, the Ventana Inn and Spa and the Sonoma Mission Inn and Spa (including the Sonoma Mission Inn Golf and Country Club); and lessee interests in Destination Fitness Resorts and Spas which include Canyon Ranch-Tucson and Canyon Ranch-Lenox (collectively, the "Hospitality Properties"), (ii) a two-thirds interest in the Houston Center Athletic Club Venture (see Hospitality Segment - Recent Developments) and (iii) a 5% economic interest in CRL Investments, Inc. ("CRL"), which has an investment in the Canyon Ranch Day Spa in the Venetian Hotel in Las Vegas, Nevada and participates in the future use of the "Canyon Ranch" name.

     o THE TEMPERATURE CONTROLLED LOGISTICS SEGMENT consisted primarily of a 40% interest in the operations of Vornado Crescent Logistics Operating Partnership ("AmeriCold Logistics"), which currently operates 104 refrigerated storage properties with an aggregate storage capacity of approximately 533 million cubic feet, and a 1% interest in Crescent CS Holdings Corporation ("CS I") and Crescent CS Holdings II Corporation ("CS II", and together with CS I, the "Temperature Controlled Logistics Partnerships").

     o THE LAND DEVELOPMENT SEGMENT consisted of (i) a 4.65% economic interest in Desert Mountain, a master planned, luxury residential and recreational community in northern Scottsdale, Arizona, (ii) a 52.5% general partner interest in The Woodlands Operating Company, L.P. ("Woodlands Operating"), (iii) a 2.125% economic interest in The Woodlands Land Development Company L.P. ("Landevco") and (iv) a 50% economic interest in COPI Colorado, LP ("COPI Colorado"), a company that has a 10% economic interest in Crescent Development Management Corp. ("CDMC").

The Company has previously written off its entire investment and has no obligation or commitment to fund CBHS ongoing operations. As a result of the write-off, the Company does not anticipate that it will recognize any additional CBHS losses for accounting purposes, and no longer reports its operations related to CBHS as a separate segment. The Company does incur costs of ownership related to the CBHS investment, such as legal and accounting costs, and COPI Healthcare incurred costs related to due diligence on the assets it had offered to purchase out of bankruptcy. See Other - Recent Developments.

                       EQUIPMENT SALES AND LEASING SEGMENT

FINANCIAL ACTIVITY

(in thousands)                                        Three months ended March 31,
                                                    -------------------------------
                                                         2000               1999
                                                    ------------       ------------
Revenue:
   New and used equipment ...................       $     21,870       $     16,177
   Rental equipment .........................              7,315              5,169
   Parts, service and supplies ..............              7,062              5,813
                                                    ------------       ------------
Total revenue ...............................             36,247             27,159

Expenses:
   Cost of sales:
        New and used equipment ..............             18,947             13,794
        Rental equipment ....................              4,771              3,398
        Parts, service and supplies .........              4,266              3,313
                                                    ------------       ------------
   Total cost of sales ......................             27,984             20,505

   Gross profit .............................              8,263              6,654

   Operating expenses .......................              7,787              6,145
                                                    ------------       ------------

Income from operations ......................       $        476       $        509
                                                    ============       ============

EBITDA ......................................       $      4,160       $      3,767
                                                    ============       ============


Equipment sales and leasing revenue increased $9.0 million, or 33.1% to $36.2 million for the three months ended March 31, 2000, compared with $27.2 million for the three months ended March 31, 1999. Net loss for the three months ended March 31, 2000 was $1.2 million as compared with a loss of $0.5 million for the three months ended March 31, 1999.

Earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") for the Equipment Sales and Leasing segment for the three months ended March 31, 2000 was $4.2 million as compared to $3.8 million for the three months ended March 31, 1999. Management believes that EBITDA can be a meaningful measure of operating performance, cash generation and the ability to service debt. However, EBITDA should not be considered as an alternative to: (i) net income (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity. There can be no assurance that the Company's EBITDA is comparable to similarly titled items reported by other companies.

The Company believes that the loss for the quarter ended March 31, 2000 is not necessarily indicative of the operating results expected for the full year, due to the seasonality of the business. Historically, revenue is lower in the first quarter due to the effect of the winter season on the construction industry.

                               HOSPITALITY SEGMENT

RECENT DEVELOPMENTS

Effective January 31, 2000, HCAC sold substantially all of its assets to an unrelated party. Through a wholly owned subsidiary, the Company received proceeds from the sale of $2.4 million resulting in an approximate $1.5 million gain which was recognized by Crescent Operating in the first quarter of 2000.

Effective February 1, 2000, The Varma Asset Management Agreements were terminated by mutual agreement of the parties; at the same time, Crescent Operating and its hospitality subsidiaries entered into a Master Asset Management and Administrative Services Agreement with Sonoma Management Company ("SMC") to manage the Company's hotel and resort properties (excluding Canyon Ranch - Lenox, Canyon Ranch - Tucson, the Hyatt Regency Beaver Creek, the Sonoma Mission Inn and Spa, the Sonoma Mission Inn Golf and Country Club and the Ventana Inn and Spa). At the same time, the Company's hospitality subsidiaries accepted assignment from the owners of the Sonoma Mission Inn and Spa, the Sonoma Mission Inn Golf and Country Club and the Ventana Inn and Spa of its property management agreements with SMC. The principals of SMC are Sanjay and Johanna Varma and Crescent Equities is an equity owner in SMC. Payment of obligations under the Master Asset Management and Administrative Services Agreement are guaranteed by the Company. For each property for which it provides asset management services, SMC will receive a base fee equal to 0.85% of gross revenues of the property managed plus an incentive fee of 50% of actual net income in excess of budgeted net income. For each property for which it provides property management services, SMC will receive a base fee equal to 2.0% of gross revenues of the property plus an incentive fee of 20% of net operating income in excess of 12% annual return on investment to owner.

FINANCIAL ACTIVITY

The following table sets forth certain information about the Hospitality Properties for the three months ended March 31, 2000 and 1999. The information for the Hospitality Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch Ranch-Lenox, which are destination health and fitness resorts that measure performance based on available guest nights.

                                                            For the three months ended March 31,
                                                                             Average
                                                                         Occupancy Rate
                                                            Rooms         2000     1999
                                                            -----         ----     ----
Business Class Hotels:
----------------------
Denver Marriott City Center ..........................        613           79%      79%
Hyatt Regency Albuquerque ............................        395           62       68
Four Seasons Hotel Houston ...........................        399           74       68
Renaissance Houston ..................................        389           75       69
                                                            -----         ----     ----
    Total/Weighted Average ...........................      1,796           73%      72%
                                                            =====         ====     ====


Luxury Spa Resorts:
-------------------
Hyatt Regency Beaver Creek ...........................        276           85%      82%
Sonoma Mission Inn & Spa .............................        198(1)        67       75
Ventana Inn & Spa ....................................         62           68       79
                                                            -----         ----     ----
    Total/Weighted Average ...........................        536           76%      79%
                                                            =====         ====     ====

                                                             Guest
                                                             Nights
                                                             ------
Destination Fitness Resorts and Spas:
-------------------------------------
Canyon Ranch-Tucson ..................................        250(2)
Canyon Ranch-Lenox ...................................        212(2)
                                                            -----         ----     ----
    Total/Weighted Average ...........................        462           91%(3)   92%(3)
                                                            =====         ====     ====
Grand Total/Weighted Average .........................                      77%      77%
                                                                          ====     ====


                                                                 For the three months ended March 31,
                                                                 Average Daily           Revenue Per
                                                                    Rate                Available Room
                                                               2000        1999        2000        1999
                                                              ------      ------      ------      ------
Business Class Hotels:
----------------------
Denver Marriott City Center ..........................        $  114      $  121      $   90      $   96
Hyatt Regency Albuquerque ............................           104         107          64          73
Four Seasons Hotel Houston ...........................           206         193         152         131
Renaissance Houston ..................................            98          96          73          66
                                                              ------      ------      ------      ------
    Total/Weighted Average ...........................        $  130      $  129      $   95      $   92
                                                              ======      ======      ======      ======

Luxury Spa Resorts:
-------------------
Hyatt Regency Beaver Creek ...........................        $  417      $  400      $  353      $  327
Sonoma Mission Inn & Spa .............................           256         174         171         131
Ventana Inn & Spa ....................................           379         306         257         242
                                                              ------      ------      ------      ------
    Total/Weighted Average ...........................        $  361      $  313      $  275      $  248
                                                              ======      ======      ======      ======

Destination Fitness Resorts and Spas:
-------------------------------------
Canyon Ranch-Tucson ..................................
Canyon Ranch-Lenox ...................................
                                                              ------      ------      ------      ------
    Total/Weighted Average ...........................        $  589(4)   $  544(4)      525(5)   $  483(5)
                                                              ======      ======      ======      ======
Grand Total/Weighted Average .........................        $  249      $  232      $  200      $  186
                                                              ======      ======      ======      ======




(1) In January 2000, 20 rooms were returned to service, which previously were taken out of commission for construction of a 30,000 square foot, full-service spa, in connection with an approximately $21.0 million expansion scheduled to be completed in the second quarter of 2000. The expansion will also include the construction of 30 additional guest rooms. Rates were discounted during the construction period, which resulted in a lower average daily rate and revenue per available room in the first quarter of 1999.

(2) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.

(3) Represents the number of paying and complimentary guests for the period, divided by the maximum number of available guest nights for the period.

(4) Represents the average daily "all-inclusive" guest package charges for the period, divided by the average daily number of paying guests for the period.

(5) Represents the total "all-inclusive" guest package charges for the period, divided by the maximum number of available guest nights for the period.

(6) The lease related to the Sonoma Mission Inn Golf and Country Club expires in October 2008.


                    TEMPERATURE CONTROLLED LOGISTICS SEGMENT

FINANCIAL ACTIVITY

The Company has a 40% economic interest in AmeriCold Logistics and a 0.4% interest in the Temperature Controlled Logistics Partnerships. Prior to the restructuring on March 12, 1999, the Company's economic share of the operations of the Temperature Controlled Logistics Partnerships for the three months ended March 31, 1999 included a 2% economic interest for the period from January 1, 1999 through March 11, 1999 and a 0.4% economic interest for the period from March 12, 1999 through March 31, 1999. The Company's economic share of the operations of AmeriCold Logistics for the three months ended March 31, 1999 includes a 40% economic interest for the period from March 12, 1999 through March 31, 1999.

The Company's share of pre-tax loss from AmeriCold Logistics for the three months ended March 31, 2000 was $2.5 million. The Company's share of net income from the Temperature Controlled Logistics Partnerships for the three months ended March 31, 2000 was less than $0.1 million. The Company believes that AmeriCold Logistics' loss for the quarter ended March 31, 2000 is not necessarily indicative of the operating results expected for the full year, due to the seasonality of the business. Historically, revenue from transportation management services and quarry operations are substantially lower in the first quarter than the average of the quarters for the remainder of the year.

The Company's share of start-up costs for Transportal Network ("Transportal"), which relate to market research, creating a business plan and related matters, was $0.8 million for the quarter ended March 31, 2000. These costs are included in the Company's consolidated statement of operations as "Investment Income
(Loss)" for the three months ended March 31, 2000. Although Transportal has not commenced operations or finalized its business plan, the Company expects Transportal to incur significant future losses and to require significant equity investments. The Company anticipates that it may have to dilute its ownership in Transportal to fund its share of Transportal's cash needs, which may be in excess of $2.0 million. Transportal is actively seeking additional equity investments from third parties, including venture capital firms. Early stage internet companies, such as Transportal, with new and unproven business models, frequently encounter financial and other significant business risks and there can be no assurance that Transportal will be a successful business venture.

                            LAND DEVELOPMENT SEGMENT

RECENT DEVELOPMENTS

In accordance with an agreement between Gerald Haddock and the Company, COPI Colorado redeemed the limited partnership interest of Mr. Haddock, the Company's former Chief Executive Officer and President, in January 2000. COPI Colorado paid Mr. Haddock approximately $2.6 million for his approximate 16.67% limited partner interest (determined from an independent appraisal of the value of COPI Colorado). Mr. Haddock reserved the right to challenge the valuation performed by the independent appraiser.

FINANCIAL ACTIVITY

Net income for the Land Development Segment was $0.7 million for the three months ended March 31, 2000. The Company's share of Desert Mountain Development's net loss for the three months ended March 31, 2000 was $0.1 million. The Company's share of net income from both The Woodlands Land Company and WOCOI Investment Company for the three months ended March 31, 2000 was $0.7 million. The Company's share of COPI Colorado's net income for the three months ended March 31, 2000 was $0.1 million.

The following table sets forth certain information as of March 31, 2000 relating to the residential development properties in which the Company owns an interest.

                                                     Total
                                                   Lots/Units       Total           Average
                                      Total        Developed      Lots/Units      Closed Sale
                                   Lots/Units        Since          Closed         Price Per           Range of Proposed
Land Development                    Planned        Inception    Since Inception    Lot/Unit(1)       Sale Prices Per Lot(2)
------------------------------   -------------   -------------  ---------------  -------------       ----------------------
Desert Mountain ..............           2,665           2,162           2,024   $     533,000(3)    $375,000 - $3,000,000(3)
The Woodlands ................          36,385          22,303          21,284   $      47,893          $13,600 - $500,000
CDMC .........................           2,742             233             224             N/A        $25,000 - $4,075,000
                                 -------------   -------------   -------------
Total Land Development .......          41,792          24,698          23,532
                                 =============   =============   =============

(1)  Based on lots/units closed during the Company's ownership period.

(2)  Based on existing inventory of developed lots and lots to be developed.

(3)  Includes golf membership, which for 2000 is $175,000.

                                      OTHER

RECENT DEVELOPMENTS

On February 16, 2000, CBHS petitioned for relief under Chapter 11 of the United States Bankruptcy Code. Under the protection of the bankruptcy court, CBHS intends to sell and liquidate, in a controlled fashion, all of its ongoing business. In conjunction with the filing by CBHS of the bankruptcy petition, COPI Healthcare, Inc. ("COPI Healthcare"), a newly formed wholly owned subsidiary of Crescent Operating, entered into an agreement with CBHS for the acquisition by COPI Healthcare of CBHS' core business ("Asset Purchase Agreement"), which consists of the assets used in the operation of 37 behavioral healthcare facilities for, $24.5 million. The closing of the transactions contemplated by the Asset Purchase Agreement was subject to bankruptcy court approval and other conditions. The Asset Purchase Agreement terminated by its own terms on April 16, 2000 because not all of the conditions precedent to closing had been met by that date.

Effective April 27, 2000, the Company's shares began trading on the OTC Bulletin Board. The shares, which previously had been traded on The Nasdaq National Market and had moved to The Nasdaq SmallCap Market effective April 6, 2000 but did not meet the standards for continued listing in these markets, retained the same trading symbol, COPI.

                          SEGMENT FINANCIAL INFORMATION
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

    The following is a summary of Crescent Operating's financial information reported by segment for the three months ended March 31, 2000:

                                                       EQUIPMENT                 TEMPERATURE
                                                         SALES                   CONTROLLED      LAND
                                                      AND LEASING   HOSPITALITY   LOGISTICS   DEVELOPMENT     OTHER        TOTAL
                                                      -----------   -----------  -----------  -----------   ---------    ---------
Revenues ............................................   $  36,247    $  72,210    $      --    $  59,094    $      --    $ 167,551

Operating expenses ..................................      35,771       70,045           18       52,790          954      159,578
                                                        ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) from operations .......................         476        2,165          (18)       6,304         (954)       7,973
                                                        ---------    ---------    ---------    ---------    ---------    ---------
Investment income (loss) ............................          --        1,526       (3,258)       7,237           --        5,505
                                                        ---------    ---------    ---------    ---------    ---------    ---------
Other (income) expense
     Interest expense ...............................       2,378          228           --        3,355        2,053        8,014
     Interest income ................................         (13)         (24)          --         (737)         (90)        (864)
     Other ..........................................         153           (4)          --          (61)           3           91
                                                        ---------    ---------    ---------    ---------    ---------    ---------
Total other (income) expense ........................       2,518          200           --        2,557        1,966        7,241
                                                        ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before income
     taxes and minority interest ....................      (2,042)       3,491       (3,276)      10,984       (2,920)       6,237
Income tax provision (benefit) ......................        (858)       1,397       (1,310)       3,428       (1,169)       1,488
                                                        ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before minority interests .............      (1,184)       2,094       (1,966)       7,556       (1,751)       4,749
Minority interests ..................................          --           97           --       (6,828)          --       (6,731)
                                                        ---------    ---------    ---------    ---------    ---------    ---------
Net income (loss) ...................................   $  (1,184)   $   2,191    $  (1,966)   $     728    $  (1,751)   $  (1,982)
                                                        =========    =========    =========    =========    =========    =========

Net income (loss) per share, basic and diluted.......   $   (0.11)   $    0.21    $   (0.19)   $    0.07    $   (0.17)   $   (0.19)
                                                        =========    =========    =========    =========    =========    =========

EBITDA Calculation: (1)
     Net income (loss) ..............................   $  (1,184)   $   2,191    $  (1,966)   $     728    $  (1,751)   $  (1,982)
     Interest expense, net ..........................       2,365           43          110          135        1,963        4,616
     Income tax provision (benefit) .................        (858)       1,462       (1,306)         518       (1,169)      (1,353)
     Depreciation and amortization ..................       3,837          285          851          358          (18)       5,313
                                                        ---------    ---------    ---------    ---------    ---------    ---------
EBITDA ..............................................   $   4,160    $   3,981    $  (2,311)   $   1,739    $    (975)   $   6,594
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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

REVENUES

Total revenue increased $30.8 million, or 22.5%, to $167.6 million for the three months ended March 31, 2000, compared with $136.8 million for the three months ended March 31, 1999. The increase in total revenue is attributable to the factors discussed in the following paragraphs.

Equipment Sales and Leasing Segment

Equipment sales and leasing revenue increased $9.0 million, or 33.1%, to $36.2 million for the three months ended March 31, 2000, compared with $27.2 million for the three months ended March 31, 1999. Significant components of the overall increase were:

o the Company's acquisitions of two significant locations after the first quarter of 1999 and the opening of a new location on August 1, 1999 resulting in incremental revenue during the three months ended March 31, 2000; and

o an increase in same store revenue for the three months ended March 31, 2000, as compared to the same period in the prior year due to increased rental revenue and new and used equipment sales.


Hospitality Segment

Hospitality revenue increased $9.2 million, or 14.6%, to $72.2 million for the three months ended March 31, 2000, compared with $63.0 million for the three months ended March 31, 1999. Significant components of the overall increase were:

o revenue derived from the operations of the Renaissance Hotel in the amount of $3.7 million, which was not leased by the Company during the three months ended March 31, 1999; and

o increased average daily rates at certain of the Hospitality Properties resulted in higher revenues during 2000 as compared to the corresponding period in 1999.

Land Development Segment

Land Development revenue, which represents revenue from Desert Mountain Development and COPI Colorado prior to the elimination of the Minority Interests, increased $12.5 million, or 26.8%, to $59.1 million for the three months ended March 31, 2000, compared with $46.6 million for the three months ended March 31, 1999. Significant components of the overall increase were:

o a $4.9 million increase in revenue from Desert Mountain Development due to a higher number of lots sold and a higher average sales price per lot during the first quarter of 2000 as compared to the same period in 1999; and

o a $7.6 million increase in revenue from COPI Colorado during the first quarter of 2000 as compared to the same period in 1999, primarily due to CDMC's consolidation of certain investments which previously had been accounted for using the equity method.

OPERATING EXPENSES

Total operating expenses increased $27.1 million, or 20.5%, to $159.6 million for the three months ended March 31, 2000, compared with $132.5 million for the three months ended March 31, 1999. The increase in operating expenses is attributable to the factors discussed in the following paragraphs.

Equipment Sales and Leasing Segment

Equipment sales and leasing expenses increased $9.1 million, or 34.1%, to $35.8 million for the three months ended March 31, 2000, compared with $26.7 million for the three months ended March 31, 1999. Significant components of the overall increase were:

o the Company's acquisitions of two significant locations after the first quarter of 1999 and the opening of a new location on August 1, 1999 resulting in incremental operating expenses during the three months ended March 31, 2000; and

o increased costs incurred during the three months ended March 31, 2000, consistent with the increase in equipment sales and leasing revenue that are not attributable to acquisitions.

Hospitality Segment

Hospitality expenses increased $9.5 million, or 15.7%, to $70.0 million for the three months ended March 31, 2000, compared with $60.5 million for the three months ended March 31, 1999. Significant components of the overall increase were:

o rent and expenses associated with the Renaissance Hotel in the amount of $3.8 million, which was not leased by the Company during the three months ended March 31, 1999; and

o additional rent for the three months ended March 31, 2000, resulting from increased revenue generated by the Hospitality Properties.


Land Development Segment

Land development expenses, which primarily represent operating costs incurred by Desert Mountain Development and COPI Colorado prior to the elimination of the Minority Interests, increased $7.9 million, or 17.6%, to $52.8 million for the three months ended March 31, 2000, compared with $44.9 million for the three months ended March 31, 1999. Significant components of the overall increase were:

o a $2.8 million increase in expenses incurred by Desert Mountain Development is due primarily to higher costs associated with increased lot sales during the first quarter of 2000 as compared to the same period in 1999; and

o a $4.9 million increase in expenses incurred by COPI Colorado during the first quarter of 2000 as compared to the same period in 1999, primarily due to CDMC's consolidation of certain investments which previously had been accounted for using the equity method.

Corporate General and Administrative Expenses

Corporate general and administrative expenses, totaled $1.0 million for the three months ended March 31, 2000, as compared to $0.4 million for the three months ended March 31, 1999. These expenses consisted of general corporate overhead costs, such as legal and accounting costs, insurance costs and corporate salaries. The increase compared to the same period in 1999 is attributable to transaction costs of approximately $0.3 million incurred by the Company in conjunction with the Asset Purchase Agreement entered into by COPI Healthcare as well as other miscellaneous increases. See Other-Recent Developments.

INVESTMENT INCOME

Investment income decreased $4.5 million or 45.0%, to $5.5 million for the three months ended March 31, 2000, compared with $10.0 million for the three months ended March 31, 1999. Significant components of the overall decrease were:

o a decrease in equity in income of CDMC Projects in the amount of $2.4 million due to CDMC's consolidation of certain of these investments which previously had been accounted for using the equity method;

o an increase in equity in loss of AmeriCold Logistics in the amount of $2.4 million which was acquired in March 1999; and

o a decrease in income due to the nonrecurring gain in March 1999 of $1.5 million on the sale of 80% of the Company's interest in the Temperature Controlled Logistics Partnerships; which was offset by a gain in the amount of $1.5 million on the sale of HCAC in the first quarter of 2000.

OTHER (INCOME) EXPENSE

Other (Income) Expense increased $1.9 million, or 35.8%, to $7.2 million for the three months ended March 31, 2000, compared with $5.3 million for the three months ended March 31, 1999. The increase is primarily attributable to:

o an increase in interest expense in the amount of $1.8 million for the three months ended March 31, 2000, resulting from an increase in outstanding indebtedness in connection with acquisitions and growth, partially offset by a decrease in indebtedness at Desert Mountain Development.

MINORITY INTERESTS

Minority Interests increased $1.5 million, or 28.8%, to $6.7 million for the three months ended March 31, 2000, compared to $5.2 million for the three months ended March 31, 1999. Minority Interests consist of the non-voting interests in the Land Development segment and in CRL Investments.

INCOME TAX PROVISION (BENEFIT)

Income tax provision of $1.5 million for the three months ended March 31, 2000 represents a change of $1.1 million from the three months ended March 31, 1999. Income tax provision consisted of a $3.4 million provision for the Land Development segment and a $1.4 million provision for the Hospitality segment, partially offset by a $1.1 million benefit at the corporate level, a $1.3 million benefit for the Temperature Controlled Logistics segment and a $0.9 benefit for the Equipment Sales and Leasing segment.

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

LIQUIDITY AND CAPITAL RESOURCES

Recognizing that cash flow from its assets would not be likely to provide the Company with adequate capital to meet its requirements during 2000, the Company during the first quarter of 2000 extended certain payment obligations by reaching agreements with Crescent Equities to defer until 2001 payments on certain of Crescent Operating's obligations to Crescent Equities otherwise scheduled to be made in 2000. With these agreements, the Company believes that it will be able to meet its capital requirements during 2000 from the recurring cash flow of its assets. The Company believes that alternatives for funding its long-term capital requirements include one or more restructuring transactions, including, but not limited to, the sale of certain assets and public or private issuances of equity to existing stockholders. There can be no assurances, however, that any such transaction can be effected, or, if effected, that the proceeds from the transaction would be sufficient to meet the Company's long-term capital requirements.

For a listing of the Company's primary debt financing arrangements, see Note 5 to the Financial Statements included in Part I.

CASH FLOWS

Cash and cash equivalents include amounts from all consolidated subsidiaries, including subsidiaries not wholly-owned. Changes, therefore, do not necessarily represent increases or decreases in cash directly available to the Company.

Cash and cash equivalents were $37.0 million and $39.0 million at March 31, 2000 and December 31, 1999, respectively. The 5.1% decrease is attributable to $2.0 million and $1.3 million of cash used in operating and financing activities, respectively, offset by $1.2 million of cash provided by investing activities.

OPERATING ACTIVITIES

The Company's outflow of cash used in operating activities of $2.0 million was primarily attributable to outflows from:

o    net loss of $2.0 million;

o    increase in accounts receivable of $8.6 million;

o    decreases in accounts payable and accrued expenses of $7.7 million;

o    equity in income from unconsolidated subsidiaries of $4.0 million; and

o    increase in prepaid expenses and current assets of $4.4 million.

The outflow of cash used in operating activities was partially offset by inflows from:

o    non-cash depreciation and amortization of $8.0 million;

o    minority interests of $6.7 million; and

o    increase in accounts payable - CEI of $7.8 million.

INVESTING ACTIVITIES

The Company's inflow of cash provided by investing activities of $1.2 million was primarily attributable to inflows from:

o    proceeds from the sale of property and equipment of $8.3 million;

o    net proceeds from sale and collection of notes receivable of $5.7 million;
     and

o    proceeds from the sale of investments of $2.4 million.

The inflow of cash provided by investing activities was partially offset by outflows from:

o    purchases of property and equipment of $15.7 million.

FINANCING ACTIVITIES

The Company's outflow of cash used in financing activities of $1.3 million was primarily attributable to outflows from:

o    payments of all long-term debt of $43.8 million; and

o    distributions to Minority Interests of $6.5 million.

The outflow of cash used in financing activities was partially offset by inflows from:

o    proceeds of all long-term debt of $50.0 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 1999, there have been no material changes to the information regarding market risk that was provided in the Company's Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CBHS became the subject of Chapter 11 bankruptcy proceedings by filing a voluntary petition on February 16, 2000, in United States Bankruptcy Court for the District of Delaware. Although CBHS is not a subsidiary of Crescent Operating, Crescent Operating does own a majority (90%) economic interest in CBHS. Crescent Operating's claims against the estate of CBHS include (i) its interests as a direct and indirect equity holder of CBHS and (ii) its claim for indemnification or contribution against third party lawsuits and claims where Crescent Operating is a named defendant with CBHS, such as lawsuits based upon alleged WARN Act violations purported to have been committed by CBHS and/or its subsidiaries in closing behavioral health care facilities in 1999 and 2000. Prior to the May 1, 2000 bar date, Crescent Operating filed proofs of claim against CBHS with regard to these claims.

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

To date three lawsuits, all of which seek class action certification, have been filed against CBHS alleging violations of the WARN Act in the closing of certain healthcare facilities. All of those lawsuits also name Crescent Operating as a defendant. Under the automatic stay provisions of federal bankruptcy law, lawsuits against CBHS or its subsidiaries would be stayed unless otherwise directed by the bankruptcy court, but the lawsuits against other defendants, including Crescent Operating, would not be stayed automatically. It is anticipated that those suits may be stayed because CBHS and its subsidiaries are indispensable parties; however, plaintiffs in the three suits referenced above have filed motions with the bankruptcy court seeking lifting of the stay, so that the suits may proceed against all defendants. Conversely, in a separate action in bankruptcy court, a motion has been filed on behalf of a putative class of CBHS terminated employees in Texas, requesting permission for WARN claims to be made before the bankruptcy court. The Company anticipates that other similar lawsuits may be filed due to the closing of other facilities.

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

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Effective April 27, 2000, the Company's shares began trading on the OTC Bulletin Board. The shares, which previously had been traded on The Nasdaq National Market and had moved to The Nasdaq SmallCap Market effective April 6, 2000 but did not meet the standards for continued listing in these markets, retained the same trading symbol, COPI.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits          Description

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

            10.80 Stock Purchase Agreement dated as of July 8, 1999, by and among Solveson Crane Rental, Inc., Solveson Family Revocable Trust, and Crescent Machinery Company (filed as Exhibit 10.80 to September 30, 1999 Form 10-Q and incorporated by reference herein)

            10.81 Second Amendment to Credit Agreement effective as of August 27, 1999, among Crescent Operating, Inc., Bank of America, N. A. (formerly NationsBank, N. A.), and the Support Parties identified therein (filed as Exhibit
                        10.81 to September 30, 1999 Form 10-Q and incorporated by reference herein)

            10.82 First Amendment to 1997 Crescent Operating, Inc. Management Stock Incentive Plan (filed as Exhibit 10.82 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 ("December 31, 1999 Form 10-K") and incorporated by reference herein)

            10.83 Form of Sales and Service Agreement between BLAW KNOX Construction Equipment Corporation and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.83 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.84 Form of Heavy Equipment Distributor Agreement between Compaction America, Inc. and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit
                        10.84 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.85 Form of Gradall Equipment Distributor Agreement between The Gradall Company and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.85 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.86 Form of Distributor Selling Agreement between Ingersoll-Rand Company and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.86 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.87 Form of JCB Dealership Agreement between JCB Inc. and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.87 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.88 Form of Distributor Agreement between LBX Company, LLC, and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.88 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.89 Form of Distributor Agreement between Liebherr Construction Equipment Co. and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit
                        10.89 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.90 Form of Distributor Agreement between Link-Belt Construction Equipment Company and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit
                        10.90 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.91 Form of Dealer Floor Plan Financing and Security Agreement between General Electric Capital Corporation and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.91 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.92 Taxable REIT Subsidiary Election Agreement dated December 17, 1999, among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Operating, Inc. and Crescent Development Management Corp. (filed as Exhibit
                        10.92 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.93 Taxable REIT Subsidiary Election Agreement dated December 17, 1999, among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Operating, Inc. and Crescent CS Holdings II Corp. (filed as Exhibit 10.93 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.94 Taxable REIT Subsidiary Election Agreement dated December 17, 1999, among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Operating, Inc. and Crescent CS Holdings Corp. (filed as Exhibit 10.94 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.95 Taxable REIT Subsidiary Election Agreement dated December 17, 1999, among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Operating, Inc. and Desert Mountain Development Corp. (filed as Exhibit 10.95 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.96 Taxable REIT Subsidiary Election Agreement dated December 17, 1999, among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Operating, Inc. and The Woodlands Land Company, Inc. (filed as Exhibit 10.96 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.97 $19.5 Million Credit and Security Agreement effective as of March 11, 1999, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. with related Promissory Note (filed as Exhibit 10.97 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.98 First Amendment to Credit and Security Agreement effective as of March 11, 1999, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed as Exhibit 10.98 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.99 Third Amendment to Amended and Restated Credit and Security Agreement effective as of March 11, 1999, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed as
                        Exhibit 10.99 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.100 Third Amendment to Line of Credit Credit and Security Agreement effective as of March 11, 1999, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed as Exhibit 10.100 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.101 Agreements for Wholesale Financing (with Addendum) between Deutsche Financial Services Corporation and, respectively, Western Traction Company, Machinery Inc., Solveson Crane Rentals Inc., Harvey Equipment Center Inc., and Crescent Machinery Company, with Guarantees (filed as Exhibit 10.101 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.102 Master Security Agreements between Associates Commercial Corporation and, respectively, Crescent Machinery Company and Western Traction Company; Security Agreement between Associates Commercial Corporation and Western Traction Company; Addendum; and Continuing Guaranty by Crescent Machinery Company (filed as Exhibit 10.102 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.103 First Amendment to Amended and Restated Credit Agreement dated as of December 20, 1999, between Crescent Real Estate Equities Limited Partnership and Crescent Development Management Corp. with related Line of Credit Note and letter amendment to related security agreement (filed as Exhibit 10.103 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.104 $5,600,000 Promissory Note dated February 28, 2000, made by East West Resorts, LLC payable to Crescent Real Estate Equities Limited Partnership (filed herewith)

            10.105 Mutual Termination of Asset Management Agreement for Omni Austin Hotel, Austin, Texas, effective January 31, 2000, between Crescent Real Estate Equities Limited Partnership and COI Hotel Group, Inc. (filed herewith)

            10.106 Master Asset Management and Administrative Services Agreement dated February 1, 2000, by and among Sonoma Management Corp. I, Crescent Operating, Inc. and each of its subsidiaries identified therein (filed herewith)


            10.107 Management Agreement effective February 1, 2000, between Sonoma Management Corp. I, as Manager, and Crescent
                        Real Estate Funding VIII, L.P., as Owner and assignor to the Company, relating to Ventana Inn & Spa (filed herewith)

            10.108 Management Agreement effective February 1, 2000, between Sonoma Management Corp. I, as Manager, and Crescent
                        Real Estate Funding VIII, L.P., as Owner and assignor to the Company, relating to Sonoma Mission Inn Golf and Country Club (filed herewith)

            10.109 Management Agreement effective February 1, 2000, between Sonoma Management Corp. I, as Manager, and Crescent
                        Real Estate Funding VIII, L.P., as Owner and assignor to the Company, relating to Sonoma Mission Inn and Spa (filed herewith)

            27          Financial Data Schedule


(b)    Reports on Form 8-K

       Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of May, 2000.

                                   CRESCENT OPERATING, INC.
                                   (Registrant)


                                   By  /s/ John C. Goff
                                   --------------------------------------------
                                       John C. Goff, President, Chief
                                       Executive Officer and Vice-Chairman
                                       (Principal Executive Officer)


                                   By  /s/ Richard P. Knight
                                   --------------------------------------------
                                       Richard P. Knight, Vice President
                                       and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

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

            10.82       First Amendment to 1997 Crescent Operating, Inc.
                        Management Stock Incentive Plan (filed as Exhibit 10.82 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 ("December 31, 1999 Form 10-K") and incorporated by reference herein)

            10.83       Form of Sales and Service Agreement between BLAW KNOX
                        Construction Equipment Corporation and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.83 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.84       Form of Heavy Equipment Distributor Agreement between
                        Compaction America, Inc. and certain of Crescent
                        Machinery Company and its subsidiaries (filed as Exhibit
                        10.84 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.85       Form of Gradall Equipment Distributor Agreement between
                        The Gradall Company and certain of Crescent Machinery
                        Company and its subsidiaries (filed as Exhibit 10.85 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.86       Form of Distributor Selling Agreement between
                        Ingersoll-Rand Company and certain of Crescent Machinery
                        Company and its subsidiaries (filed as Exhibit 10.86 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.87 Form of JCB Dealership Agreement between JCB Inc. and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.87 to December 31,
                        1999 Form 10-K and incorporated by reference herein)

            10.88 Form of Distributor Agreement between LBX Company, LLC, and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.88 to December 31,
                        1999 Form 10-K and incorporated by reference herein)

            10.89       Form of Distributor Agreement between Liebherr
                        Construction Equipment Co. and certain of Crescent
                        Machinery Company and its subsidiaries (filed as Exhibit
                        10.89 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.90       Form of Distributor Agreement between Link-Belt
                        Construction Equipment Company and certain of Crescent
                        Machinery Company and its subsidiaries (filed as Exhibit
                        10.90 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.91       Form of Dealer Floor Plan Financing and Security
                        Agreement between General Electric Capital Corporation and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.91 to December 31,
                        1999 Form 10-K and incorporated by reference herein)

            10.92       Taxable REIT Subsidiary Election Agreement dated
                        December 17, 1999, among Crescent Real Estate Equities
                        Company, Crescent Real Estate Equities Limited
                        Partnership, Crescent Operating, Inc. and Crescent
                        Development Management Corp. (filed as Exhibit
                        10.92 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.93       Taxable REIT Subsidiary Election Agreement dated
                        December 17, 1999, among Crescent Real Estate Equities
                        Company, Crescent Real Estate Equities Limited
                        Partnership, Crescent Operating, Inc. and Crescent CS
                        Holdings II Corp. (filed as Exhibit 10.93 to December
                        31, 1999 Form 10-K and incorporated by reference herein)

            10.94       Taxable REIT Subsidiary Election Agreement dated
                        December 17, 1999, among Crescent Real Estate Equities
                        Company, Crescent Real Estate Equities Limited
                        Partnership, Crescent Operating, Inc. and Crescent CS
                        Holdings Corp. (filed as Exhibit 10.94 to December 31,
                        1999 Form 10-K and incorporated by reference herein)

            10.95       Taxable REIT Subsidiary Election Agreement dated
                        December 17, 1999, among Crescent Real Estate Equities
                        Company, Crescent Real Estate Equities Limited
                        Partnership, Crescent Operating, Inc. and Desert
                        Mountain Development Corp. (filed as Exhibit 10.95 to
                        December 31, 1999 Form 10-K and incorporated by reference herein)

            10.96       Taxable REIT Subsidiary Election Agreement dated
                        December 17, 1999, among Crescent Real Estate Equities
                        Company, Crescent Real Estate Equities Limited
                        Partnership, Crescent Operating, Inc. and The Woodlands
                        Land Company, Inc. (filed as Exhibit 10.96 to December
                        31, 1999 Form 10-K and incorporated by reference herein)

            10.97 $19.5 Million Credit and Security Agreement effective as of March 11, 1999, between Crescent Real Estate Equities
                        Limited Partnership and Crescent Operating, Inc. with related Promissory Note (filed as Exhibit 10.97 to
                        December 31, 1999 Form 10-K and incorporated by reference herein)

            10.98 First Amendment to Credit and Security Agreement effective as of March 11, 1999, between Crescent Real
                        Estate Equities Limited Partnership and Crescent
                        Operating, Inc. (filed as Exhibit 10.98 to December 31,
                        1999 Form 10-K and incorporated by reference herein)

            10.99       Third Amendment to Amended and Restated Credit and
                        Security Agreement effective as of March 11, 1999, between Crescent Real Estate Equities Limited
                        Partnership and Crescent Operating, Inc. (filed as
                        Exhibit 10.99 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.100      Third Amendment to Line of Credit Credit and Security
                        Agreement effective as of March 11, 1999, between Crescent Real Estate Equities Limited Partnership and
                        Crescent Operating, Inc. (filed as Exhibit 10.100 to
                        December 31, 1999 Form 10-K and incorporated by reference herein)

            10.101 Agreements for Wholesale Financing (with Addendum) between Deutsche Financial Services Corporation and, respectively, Western Traction Company, Machinery Inc.,
                        Solveson Crane Rentals Inc., Harvey Equipment Center
                        Inc., and Crescent Machinery Company, with Guarantees
                        (filed as Exhibit 10.101 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.102      Master Security Agreements between Associates Commercial
                        Corporation and, respectively, Crescent Machinery
                        Company and Western Traction Company; Security Agreement between Associates Commercial Corporation and Western
                        Traction Company; Addendum; and Continuing Guaranty by
                        Crescent Machinery Company (filed as Exhibit 10.102 to
                        December 31, 1999 Form 10-K and incorporated by reference herein)

            10.103 First Amendment to Amended and Restated Credit Agreement dated as of December 20, 1999, between Crescent Real
                        Estate Equities Limited Partnership and Crescent
                        Development Management Corp. with related Line of Credit
                        Note and letter amendment to related security agreement
                        (filed as Exhibit 10.103 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.104 $5,600,000 Promissory Note dated February 28, 2000, made by East West Resorts, LLC payable to Crescent Real
                        Estate Equities Limited Partnership (filed herewith)

            10.105      Mutual Termination of Asset Management Agreement for
                        Omni Austin Hotel, Austin, Texas, effective January 31,
                        2000, between Crescent Real Estate Equities Limited
                        Partnership and COI Hotel Group, Inc. (filed herewith)

            10.106      Master Asset Management and Administrative Services
                        Agreement dated February 1, 2000, by and among Sonoma
                        Management Corp. I, Crescent Operating, Inc. and each of its subsidiaries identified therein (filed herewith)


            10.107 Management Agreement effective February 1, 2000, between Sonoma Management Corp. I, as Manager, and
                        Crescent Real Estate Funding VIII, L.P., as Owner and assignor to the Company, relating to Ventana Inn & Spa
                        (filed herewith)

            10.108 Management Agreement effective February 1, 2000, between Sonoma Management Corp. I, as Manager, and
                        Crescent Real Estate Funding VIII, L.P., as Owner and assignor to the Company, relating to Sonoma Mission Inn
                        Golf and Country Club (filed herewith)

            10.109 Management Agreement effective February 1, 2000, between Sonoma Management Corp. I, as Manager, and
                        Crescent Real Estate Funding VIII, L.P., as Owner and assignor to the Company, relating to Sonoma Mission Inn and Spa (filed herewith)

            27          Financial Data Schedule