Form 10-Q
period 2000-06-30
CRESCENT OPERATING INC
filed 2000-08-14
CIK 1035426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

         For the quarterly period ended June 30, 2000

                                       OR

[ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities EXCHANGE ACT OF 1934


                         Commission file number 0-22725


                            CRESCENT OPERATING, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                        75-2701931
----------------------------------------------      ----------------------------------------
       (State or other jurisdiction of               (I.R.S. Employer Identification No.)
       incorporation or organization)

       306 West 7th Street, Suite 1000
              Fort Worth, Texas                                      76102
----------------------------------------------      ----------------------------------------
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

                                 YES [X] NO [ ]


Number of shares of Common Stock, $.01 par value, outstanding as of August 14, 2000: 11,442,791

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

              Consolidated Statements of Operations............................................................4

              Consolidated Statement of Changes in Shareholders' Equity (Deficit)..............................6

              Consolidated Statements of Cash Flows............................................................7

              Notes to Consolidated Financial Statements (Unaudited)...........................................8

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations...........14

Item 3.       Quantitative and Qualitative Disclosures About Market Risk......................................28


                                               PART II - OTHER INFORMATION


Item 1.       Legal Proceedings...............................................................................28

Item 2.       Change in Securities and Use of Proceeds........................................................29

Item 3.       Defaults Upon Senior Securities.................................................................29

Item 4.       Submission of Matters to a Vote of Security Holders.............................................29

Item 5.       Other Information...............................................................................29

Item 6.       Exhibits and Reports on Form 8-K................................................................29

                            CRESCENT OPERATING, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                June 30, 2000       December 31, 1999
                                                             ------------------    ------------------
                                                                 (unaudited)            (audited)
                                         ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                  $           45,520    $           39,017
  Accounts receivable, net                                               56,029                51,638
  Inventories                                                            51,527                47,442
  Real estate                                                           123,713               121,412
  Prepaid expenses and other current assets                              19,674                14,714
                                                             ------------------    ------------------
     Total current assets                                               296,463               274,223
                                                             ------------------    ------------------

PROPERTY AND EQUIPMENT, NET                                             210,192               215,764
                                                             ------------------    ------------------

INVESTMENTS                                                              83,627                80,470
                                                             ------------------    ------------------

OTHER ASSETS
  Real estate                                                            94,711                83,147
  Intangible assets, net                                                 88,009                92,077
  Other assets                                                           56,291                49,972
                                                             ------------------    ------------------
     Total other assets                                                 239,011               225,196
                                                             ------------------    ------------------

TOTAL ASSETS                                                 $          829,293    $          795,653
                                                             ==================    ==================

                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                      $           68,827    $           80,396
  Accounts payable - CEI                                                 19,813                 9,250
  Current portion of long-term debt - CEI                                16,842                 8,000
  Current portion of long-term debt                                      40,591                69,459
  Deferred revenue                                                       91,338                62,864
                                                             ------------------    ------------------
     Total current liabilities                                          237,411               229,969

LONG-TERM DEBT - CEI, NET OF CURRENT PORTION                            206,278               208,744

LONG-TERM DEBT, NET OF CURRENT PORTION                                  166,673               135,671

OTHER LIABILITIES                                                        70,004                59,837
                                                             ------------------    ------------------

     Total liabilities                                                  680,366               634,221
                                                             ------------------    ------------------

MINORITY INTERESTS                                                      177,055               181,954
                                                             ------------------    ------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.01 par value, 10,000 shares authorized,
      no shares issued or outstanding                                        --                    --
  Common stock, $.01 par value, 22,500 shares authorized,
      11,415 shares issued                                                  114                   114
  Additional paid-in capital                                             17,714                17,714
  Deferred compensation on restricted shares                               (198)                 (198)
  Accumulated comprehensive income (loss)                               (12,339)              (10,127)
  Retained deficit                                                      (29,113)              (23,719)
  Treasury stock at cost, 1,103 shares                                   (4,306)               (4,306)
                                                             ------------------    ------------------
     Total shareholders' equity (deficit)                               (28,128)              (20,522)
                                                             ------------------    ------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)         $          829,293    $          795,653
                                                             ==================    ==================

See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (Amounts in thousands, except per share data, unaudited)


                                                    For the three                        For the six
                                                    months ended                         months ended
                                          --------------------------------      --------------------------------
                                          June 30, 2000     June 30, 1999       June 30, 2000     June 30, 1999
                                          --------------    --------------      --------------    --------------
REVENUES
   Equipment sales & leasing              $       38,427    $       39,536      $       74,674    $       66,695
   Hospitality                                    66,429            55,478             138,639           118,510
   Land development                               71,541            78,379             130,635           124,936
                                          --------------    --------------      --------------    --------------

      Total revenues                             176,397           173,393             343,948           310,141
                                          --------------    --------------      --------------    --------------

OPERATING EXPENSES
   Equipment sales & leasing                      36,556            36,948              72,327            63,598
   Hospitality                                    51,386            42,726             105,167            89,722
   Hospitality properties rent - CEI              16,118            13,267              32,382            26,793
   Land development                               65,763            71,131             118,553           115,992
   Corporate general and administrative              992               570               1,964               990
                                          --------------    --------------      --------------    --------------

      Total operating expenses                   170,815           164,642             330,393           297,095
                                          --------------    --------------      --------------    --------------

INCOME FROM OPERATIONS                             5,582             8,751              13,555            13,046
                                          --------------    --------------      --------------    --------------

INVESTMENT INCOME                                  1,253             3,834               6,758            13,841
                                          --------------    --------------      --------------    --------------

OTHER (INCOME) EXPENSE
   Interest expense                                8,616             7,029              16,630            13,214
   Interest income                                (1,021)             (956)             (1,885)           (1,764)
   Other                                             (76)              219                  15               143
                                          --------------    --------------      --------------    --------------

      Total other (income) expense                 7,519             6,292              14,760            11,593
                                          --------------    --------------      --------------    --------------

INCOME BEFORE INCOME TAXES
    AND MINORITY INTERESTS                          (684)            6,293               5,553            15,294

INCOME TAX PROVISION (BENEFIT)                      (226)              972               1,262             1,344
                                          --------------    --------------      --------------    --------------

INCOME BEFORE MINORITY INTERESTS                    (458)            5,321               4,291            13,950

MINORITY INTERESTS                                (2,954)           (5,167)             (9,685)          (10,382)
                                          --------------    --------------      --------------    --------------

NET INCOME (LOSS)                         $       (3,412)   $          154      $       (5,394)   $        3,568
                                          ==============    ==============      ==============    ==============

EARNINGS (LOSS) PER SHARE
   Basic                                  $        (0.33)   $         0.01      $        (0.52)   $         0.34
                                          ==============    ==============      ==============    ==============
   Diluted                                $        (0.33)   $         0.01      $        (0.52)   $         0.32
                                          ==============    ==============      ==============    ==============

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                          10,312            10,309              10,312            10,415
                                          ==============    ==============      ==============    ==============
   Diluted                                        10,312            10,926              10,312            11,015
                                          ==============    ==============      ==============    ==============

         See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                        (AMOUNTS IN THOUSANDS, UNAUDITED)


                                                        Common stock                          Treasury stock
                                            ------------------------------------   ------------------------------------
                                                 Shares              Amount             Shares              Amount
                                            ----------------    ----------------   ----------------    ----------------
BALANCE at December 31, 1999                          11,415    $            114             (1,103)   $         (4,306)

Comprehensive income (loss):

     Net loss                                             --                  --                 --                  --

     Unrealized loss on Magellan warrants                 --                  --                 --                  --


Comprehensive income (loss)
                                            ----------------    ----------------   ----------------    ----------------

BALANCE at June 30, 2000                              11,415    $            114             (1,103)   $         (4,306)
                                            ================    ================   ================    ================

                                                                  Deferred
                                                                 compensation         Accumulated
                                              Additional        on restricted        comprehensive        Retained
                                            paid-in capital         shares           income (loss)         deficit
                                            ----------------   ----------------    ----------------    ----------------
BALANCE at December 31, 1999                $         17,714   $           (198)   $        (10,127)   $        (23,719)

Comprehensive income (loss):

     Net loss                                             --                 --                  --              (5,394)

     Unrealized loss on Magellan warrants                 --                 --              (2,212)                 --


Comprehensive income (loss)
                                            ----------------   ----------------    ----------------    ----------------

BALANCE at June 30, 2000                    $         17,714   $           (198)   $        (12,339)   $        (29,113)
                                            ================   ================    ================    ================

                                                  Total
                                            ----------------
BALANCE at December 31, 1999                $        (20,522)

Comprehensive income (loss):

     Net loss                                         (5,394)

     Unrealized loss on Magellan warrants             (2,212)
                                            ----------------

Comprehensive income (loss)                           (7,606)
                                            ----------------

BALANCE at June 30, 2000                    $        (28,128)
                                            ================

        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Amounts in thousands, unaudited)

                                                                                  For the            For the
                                                                             Six Months Ended    Six Months Ended
                                                                               June 30, 2000       June 30, 1999
                                                                             ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                         $         (5,394)   $          3,568
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
       Depreciation                                                                    11,334               9,605
       Amortization                                                                     6,896               7,043
       Provision for deferred income taxes                                             (3,844)             (8,017)
       Equity in income of unconsolidated subsidiaries                                 (5,196)            (12,032)
       Minority interests                                                               9,685              10,382
       Gain on sale of property and equipment                                          (2,244)             (2,857)
       Gain on sale of investments                                                     (1,563)             (1,809)
       Changes in assets and liabilities, net of effects from acquistions:
           Accounts receivable                                                         (4,569)            (11,181)
           Inventories                                                                   (181)             (3,398)
           Prepaid expenses and current assets                                         (7,710)             (2,240)
           Real estate                                                                (20,190)            (44,382)
           Other assets                                                                   355               1,074
           Accounts payable and accrued expenses                                      (16,865)             (5,544)
           Accounts payable - CEI                                                      11,363               4,558
           Deferred revenue, current and noncurrent                                    44,455              16,874
           Other liabilities                                                              200                 881
                                                                             ----------------    ----------------
                Net cash (used in) provided by operating activities                    16,532             (37,475)
                                                                             ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business interests, net of cash acquired                                (579)            (15,489)
  Acquisition of business interests by
      Controlled Subsidiaries, net of cash acquired                                    (1,047)             (9,282)
  Purchases of property and equipment                                                 (31,699)            (32,949)
  Proceeds from sale of investments                                                     2,443              21,273
  Proceeds from sale of property and equipment                                         16,023              17,016
  Net proceeds from sale and collection of notes receivable                             6,511               1,330
  Net distributions from investments                                                    2,058                 885
  Distributions from investments of Controlled Subsidiaries                             2,212               8,860
  Contributions to investments of Controlled Subsidiaries                              (2,550)             (1,080)
  Other                                                                                    --                (120)
                                                                             ----------------    ----------------
                Net cash used in investing activities                                  (6,628)             (9,556)
                                                                             ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of long-term debt                                                          119,138             148,434
  Payments on long-term debt                                                          (56,731)            (97,196)
  Proceeds of long-term debt - CEI                                                      3,361              35,342
  Payments on long-term debt - CEI                                                    (54,549)            (49,730)
  Capital contributions by minority interests                                          18,768              18,585
  Distributions to minority interests                                                 (29,375)             (6,754)
  Purchase of treasury stock                                                               --              (1,445)
  Other                                                                                (4,013)             (1,220)
                                                                             ----------------    ----------------
                Net cash (used in) provided by financing activities                    (3,401)             46,016
                                                                             ----------------    ----------------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                                      6,503              (1,015)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                                  39,017              42,810
                                                                             ----------------    ----------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                              $         45,520    $         41,795
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

The financial results of the Company primarily include the following:

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

          o A 60% general partner interest in COPI Colorado, L.P. ("COPI Colorado") which owns 10% of Crescent Development Management Corp. ("CDMC"). The 10% interest in CDMC represents 100% of the voting stock, and therefore, CDMC is consolidated into COPI Colorado.

     o Subsidiaries which the Company reports on the equity method of accounting:

          o A 52.5% interest (42.5% in 1999) in the Woodlands Operating Company, L.P. ("TWOC");

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

     o A 15.8% common and 21.1% preferred interest in Transportal Network, Inc. ("Transportal Holding"), which has a 76% interest in Transportal Network LLC ("Transportal"), all of which the Company reports on the cost method of accounting.

2. RECENT DEVELOPMENTS:

HOSPITALITY

On July 27, 2000, CRL exercised its option to purchase an additional 10% economic interest in CR License by paying $3.0 million, bringing CRL's total economic interest in CR License to 30%. CR License is the entity which owns the rights to the future use of the "Canyon Ranch" name.

INVESTMENT IN TEMPERATURE CONTROLLED LOGISTICS INTERNET OPPORTUNITY

The Company has restructured its business venture with Vornado Operating, Inc. and Crescent Equities to pursue a business-to-business internet opportunity relating to the Temperature Controlled Logistics business. Transportal plans to provide routing and load management services and facilitate related purchases over the internet to independent truckers, shippers and receivers to enable them to increase efficiency. As a result of this transaction, the Company was relieved of its previously reported obligation to fund initial startup costs previously reported, which resulted in net investment income of $1.2 million during the second quarter of 2000. The Company has retained an effective 12% common interest and a 16% preferred interest in Transportal, has no basis in the investment and has no obligation for future cash funding. Transportal is actively seeking additional equity investments from third parties, including venture capital firms. The Company anticipates that its ownership interest in Transportal may be diluted if Transportal obtains equity funding to satisfy its future cash needs. Early stage internet companies, such as Transportal, with new and unproven business models, frequently encounter financial and other significant business risks and there can be no assurance that Transportal will be a successful business venture.

OTHER

On February 16, 2000, CBHS petitioned for relief under Chapter 11 of the United States Bankruptcy Code. Under the protection of the bankruptcy court, CBHS is engaged in efforts to sell and liquidate, in a controlled fashion, all of its ongoing business. On April 16, 2000, the asset purchase agreement to which a newly formed, wholly-owned subsidiary of Crescent Operating had agreed to acquire, for $24.5 million, CBHS's core business assets used in the operation of 37 behavioral healthcare facilities, subject to certain conditions, terminated by its own terms because not all of the conditions precedent to closing had been met by that date. Sales of 18 properties closed during the six months ended June 30, 2000. Subsequent to June 30, 2000, five additional properties were sold and contracts or letters of intent have been entered into to sell 35 additional properties.

Effective April 27, 2000, the Company's shares began trading on the OTC Bulletin Board. The shares, which previously had been traded on The Nasdaq National Market and had been moved to The Nasdaq SmallCap Market effective April 6, 2000 but did not meet the standards for continued listing in these markets, retained the same trading symbol, COPI.

3. INVESTMENTS:

Investments consisted of the following (amounts in thousands):

                                                                      June 30, 2000       December 31, 1999
                                                                    ------------------    ------------------
Investment in Landevco ..........................................   $           50,472    $           41,186
Investment in CDMC projects .....................................               16,637                11,254
Investment in AmeriCold Logistics ...............................                6,698                11,791
Investment in CR Las Vegas ......................................                5,461                 8,356
Investment in CR License ........................................                2,797                 2,797
Investment in Temperature Controlled Logistics Partnerships .....                2,583                 3,068
Investment in Magellan warrants .................................                  161                 2,374
Investment in Houston Center Athletic Club ("HCAC") .............                   --                   864
Investment in TWOC ..............................................               (1,182)               (1,220)
                                                                    ------------------    ------------------
                                                                    $           83,627    $           80,470
                                                                    ==================    ==================

Investment income consisted of the following (amounts in thousands):

                                                Three months ended     Six months ended
                                                  June 30, 2000         June 30, 2000
                                                ------------------    ------------------
Equity in income of Landevco ................   $            3,535    $            8,910
Equity in income of Transportal Network .....                1,185                   395
Gain on sale of HCAC ........................                   44                 1,562
Equity in income of CDMC Projects ...........                  397                 1,339
Equity in income of TWOC ....................                  651                 1,571
Equity in income of Temperature Controlled
    Logistics Partnerships ..................                   16                    40
Equity in income of HCAC ....................                   --                     8
Equity in loss of CRL .......................               (1,974)               (1,974)
Equity in loss of AmeriCold Logistics .......               (2,601)               (5,093)
                                                ------------------    ------------------
                                                $            1,253    $            6,758
                                                ==================    ==================

A summary of financial information for the Company's investment in AmeriCold Logistics, which is a significant unconsolidated investment, is presented below (amounts in thousands).

                                                      AmeriCold Logistics
                                           ----------------------------------------
                                           Three months ended     Six months ended
                                             June 30, 2000         June 30, 2000
                                           ------------------    ------------------
Revenues ...............................   $          159,423    $          323,699
Gross profit ...........................   $            4,774    $            9,257
Net income (loss) ......................   $           (6,503)   $          (12,733)

Crescent Operating's equity
    in income (loss) of subsidiary .....   $           (2,601)   $           (5,093)

At December 31, 1999, AmeriCold Logistics exercised its right, pursuant to the terms of its leases with the Temperature Controlled Logistics Partnerships (the "Landlord"), to defer $5.4 million of rent. During the quarter ended June 30, 2000, AmeriCold Logistics deferred an additional $6.7 million of rent. AmeriCold Logistics is experiencing cash flow deficits which management of AmeriCold Logistics is currently addressing by the following: (i) discussions with the Landlord to restructure the leases to reduce the rent and/or transfer to the Landlord all or a portion of certain capital expenditure requirements; (ii) sales of non-core assets; and (iii) capital infusion.

4. INTANGIBLE ASSETS:

Intangible assets consisted of the following (amounts in thousands):

                                              June 30, 2000      December 31, 1999
                                           ------------------   ------------------
Goodwill, net - Crescent Machinery .....   $           14,263   $           13,925
Goodwill, net - RoseStar ...............                1,309                1,417
Goodwill, net - COPI Colorado ..........               41,951               41,798
Membership intangible, net - DMPLP .....               30,486               34,937
                                           ------------------   ------------------
                                           $           88,009   $           92,077
                                           ==================   ==================

5. LONG-TERM DEBT:

The Company's long-term debt facilities are composed of (i) corporate and wholly-owned debt, and (ii) non wholly-owned debt. Corporate and wholly-owned debt relates to debt facilities at the Crescent Operating level or owed by entities which are owned 100% by Crescent Operating. Non wholly-owned debt represents non-recourse debt owed by entities which are consolidated in the Company's financial statements but are not 100% owned by the Company; the Company's economic investment in these entities is 6% or less. The non wholly-owned debt is secured by the operations of each individual subsidiary and is not guaranteed by Crescent Operating. Following is a summary of the Company's debt financing (amounts in thousands):

                                                                           June 30, 2000       December 31, 1999
                                                                         ------------------   ------------------
LONG-TERM DEBT - CORPORATE AND WHOLLY-OWNED SUBSIDIARIES

Equipment notes payable to various finance companies, weighted average interest of 9.4% and 8.9% at June 30, 2000 and December
31, 1999, respectively, due 2000 through 2007 (Crescent
Machinery) ...........................................................   $          111,901   $          102,539

Floor plan debt payable, three to twelve month terms at 0%
interest (Crescent Machinery) ........................................               14,691               21,556

Note payable to Crescent Partnership, interest at 9%, due May
2002 (COPI) ..........................................................               20,397               19,500

Line of credit payable to Crescent Partnership, interest at 12%,
due May 2002 or five years after the last draw (COPI) ................               18,259               17,200

Line of credit in the amount of $15.0 million payable to Bank of
America, interest at LIBOR plus 1%, due August 31, 2001 (COPI) .......               15,000               15,000

Note payable to Crescent Partnership, interest at 12%, due
through May 2002 (COPI) ..............................................               14,674               13,824

Note payable to Crescent Partnership, interest at 12%, due May
2002 (COPI) ..........................................................                9,554                9,000

Notes payable to the sellers of equipment companies, weighted average interest of 7.6% and 7.7% at June 30, 2000 and
December 31, 1999, respectively, due 2000 through 2003 (COPI) ........                5,430                7,255

Notes payable to Crescent Partnership, weighted average interest of 10.0% and 9.7% at June 30, 2000 and December 31, 1999,
respectively, due 2002 through 2006 (RoseStar / COI Hotel) ...........                1,861                2,571
                                                                         ------------------   ------------------

           Total debt - corporate and wholly-owned subsidiaries ......              211,767              208,445
                                                                         ------------------   ------------------

LONG-TERM DEBT - NON WHOLLY-OWNED SUBSIDIARIES

Junior note payable to Crescent Partnership, interest at 14%,
due December 2010 (DMPLP) ............................................               59,000               60,000

Construction loans for various East West Resort Development
projects, interest at 7.8% to 13.9%, due through 2005 (CDMC) ........                57,094               45,024

Line of credit in the amount of $56.2 million payable to
Crescent Partnership, interest at 11.5%, due August 2004 (CDMC) ......               38,184               49,357

Line of credit in the amount of $40.0 million payable to
Crescent Partnership, interest at 11.5%, due December 2006 ...........               29,897               14,459
(CDMC)

Line of credit in the amount of $22.9 million payable to
Crescent Partnership, interest at 12%, due January 2003 (CDMC) .......               17,379               16,418

Line of credit in the amount of $45.0 million payable to
National Bank of Arizona, interest at prime to prime plus 1%,
due June 2001 (DMPLP) ................................................                3,149               13,756

Line of credit in the amount of $7.0 million payable to Crescent
Partnership, interest at 12%, due August 2003 (CRL) ..................                5,666                5,666

Term loan in the amount of $5.6 million payable to Crescent
Partnership, interest ranging from 12% to 15%, due March 2001
(CDMC) ...............................................................                5,600                   --

Note payable to Crescent Partnership, interest at 12%, due June
2005 (CDMC) ..........................................................                2,648                2,649

Senior note payable to Crescent Partnership, interest at 10%,
due December 2005 (DMPLP) ............................................                   --                6,100
                                                                         ------------------   ------------------

          Total debt - non wholly-owned subsidiaries .................              218,617              213,429
                                                                         ------------------   ------------------

          Total long-term debt .......................................   $          430,384   $          421,874
                                                                         ==================   ==================

Current portion of long-term debt - CEI ..............................   $           16,842   $            8,000

Current portion of long-term debt ....................................               40,591               69,459

Long-term debt - CEI, net of current portion .........................              206,278              208,744

Long-term debt, net of current portion ...............................              166,673              135,671
                                                                         ------------------   ------------------

          Total long-term debt .......................................   $          430,384   $          421,874
                                                                         ==================   ==================

In February 2000, the Company modified certain debt agreements with Crescent Equities extending the timing of principal and interest payments until February 2001.

6. OTHER LIABILITIES:

Other liabilities consisted of the following (in thousands):

                                   June 30, 2000       December 31, 1999
                                 ------------------   ------------------
Deferred revenue .............   $           63,995   $           50,964
Deferred hospitality rent ....                4,897                4,698
Other ........................                1,112                4,175
                                 ------------------   ------------------
                                 $           70,004   $           59,837
                                 ==================   ==================

7. EARNINGS PER SHARE:

Earnings per share ("EPS") is calculated as follows (in thousands, except per share data):

                                           Three months ended June 30, 2000              Six months ended June 30, 2000
                                      -----------------------------------------    -----------------------------------------
                                           Net           Wtd Avg.     Per Share         Net           Wtd. Avg.    Per Share
                                       Income (Loss)      Shares       Amount       Income (Loss)      Shares       Amount
                                      --------------    ----------   ----------    --------------    ----------   ----------
BASIC EPS .........................   $       (3,412)       10,312   $     (.33)   $       (5,394)       10,312   $     (.52)

EFFECT OF DILUTIVE SECURITIES:
Stock Options .....................               --            --                             --            --
                                      --------------    ----------                 --------------    ----------

DILUTED EPS .......................   $       (3,412)       10,312   $     (.33)   $       (5,394)       10,312   $     (.52)
                                      ==============    ==========   ==========    ==============    ==========   ==========

The Company had 1,321,434 options for its common stock outstanding for each of the three and six months ended June 30, 2000 which were not included in the calculation of diluted EPS as they were anti-dilutive.

8. INCOME TAXES:

The table below shows the reconciliation of the federal statutory income tax rate to the effective tax rate.

                                                     Three months ended      Six months ended
                                                       June 30, 2000          June 30, 2000
                                                     ------------------     ------------------
Federal statutory income tax rate ................                 35.0%                  35.0%
State income taxes, net of federal tax benefit ...                  5.0                    5.0
Minority interests ...............................                (10.0)                 (16.1)
Other, net .......................................                  3.0                   (1.2)
                                                     ------------------     ------------------
                           Effective tax rate ....                 33.0%                  22.7%
                                                     ==================     ==================

The Company generally provides for taxes using a 40% effective rate on the Company's share of income or loss. Based upon the Company's ability to execute its business plans, tax planning strategies and the potential future transaction with Crescent Equities, management believes that the deferred tax asset will be realized. Management continues to evaluate the realizability of the deferred tax asset quarterly by assessing the need for a valuation allowance.

9. BUSINESS SEGMENT INFORMATION:

Crescent Operating's assets and operations are located entirely within the United States and are comprised primarily of four business segments: (i) Equipment Sales and Leasing, (ii) Hospitality, (iii) Temperature Controlled Logistics and (iv) Land Development. In addition to these four business segments, the Company has grouped its investment in Magellan warrants, investment in CBHS, interest expense on corporate debt and general corporate overhead costs such as legal and accounting costs, insurance costs and corporate salaries as "Other" for segment reporting purposes. The Company has written off its entire investment and has no obligation or commitment to fund CBHS's operations (see Note 2 for information on CBHS's efforts to liquidate in bankruptcy) and no longer reports its operations related to CBHS as a separate segment. The Company does incur costs of ownership related to the CBHS investment, such as legal and accounting costs, and also incurred costs related to due diligence on the assets its subsidiary had offered to purchase from CBHS out of bankruptcy.
The Company uses net income as the measure of segment profit or loss.

Business segment information is summarized as follows (in thousands):

                                                  Three months ended                  Six months ended
                                           --------------------------------    --------------------------------
                                           June 30, 2000     June 30, 1999     June 30, 2000     June 30, 1999
                                           --------------    --------------    --------------    --------------
Revenues:
   Equipment Sales and Leasing .........   $       38,427    $       39,536    $       74,674    $       66,695
   Hospitality .........................           66,429            55,478           138,639           118,510
   Temperature Controlled Logistics ....               --                --                --                --
   Land Development ....................           71,541            78,379           130,635           124,936
   Other ...............................               --                --                --                --
                                           --------------    --------------    --------------    --------------
   Total revenues ......................   $      176,397    $      173,393    $      343,948    $      310,141
                                           ==============    ==============    ==============    ==============

Net income (loss):
   Equipment Sales and Leasing .........   $         (588)   $          694    $       (1,772)   $          247
   Hospitality .........................             (690)             (296)            1,501             1,240
   Temperature Controlled Logistics ....             (843)             (456)           (2,809)              438
   Land Development ....................              553               228             1,281               361
   Other ...............................           (1,844)              (16)           (3,595)            1,282
                                           --------------    --------------    --------------    --------------
   Total net income (loss) .............   $       (3,412)   $          154    $       (5,394)   $        3,568
                                           ==============    ==============    ==============    ==============

                                             June 30, 2000      December 31, 1999
                                           ------------------   ------------------
Identifiable assets:
   Equipment Sales and Leasing .........   $          184,300   $          184,964
   Hospitality .........................               46,726               44,805
   Temperature Controlled Logistics ....               12,783               16,337
   Land Development ....................              568,825              535,911
   Other ...............................               16,659               13,636
                                           ------------------   ------------------
   Total identifiable assets ...........   $          829,293   $          795,653
                                           ==================   ==================

10. LITIGATION:

The Company is a party to legal actions related to certain of its investments. Losses related to such cases have not been deemed probable by management after consultation with outside counsel, and no financial statement accruals have been made. Based on the status of the cases, the Company is unable to determine a range of possible losses, if any, that might be incurred in connection with this litigation. The Company believes it is not probable that the ultimate resolution of this litigation will have a material adverse effect on its financial position and results of operations.

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

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those the Company expects to achieve. Some of the factors that might cause such a difference include:

     o the underperformance or non-performance of the Company's existing business investments,

     o the relatively high levels of debt that the Company maintains and the Company's ability to generate revenue sufficient to meet debt service payments and other operating expenses,

     o    the Company's ability to refinance its outstanding debt
          (some of which requires "balloon" payments of principal) as necessary, and the possibility that any refinancing will result in higher interest rates or other terms less favorable to the Company,

     o the extreme sensitivity to changes in operations or business activities of certain of the Company's investments due to their high levels of debt and rental payments,

     o the availability of any equity and additional debt financing that may be necessary or advantageous to expand or maintain the Company's operations and investments,

     o the potential adverse effect on the Company's cash flows and the value of the Company's investments or events in the industries in which the Company's businesses and investments operate and the economic, demographic and other competitive conditions affecting these industries,

     o the effect of the REIT Modernization Act upon future opportunities under the Intercompany Agreement with Crescent Partnership (the "Intercompany Agreement"), pursuant to which the Company and Crescent Partnership have agreed to provide the other with rights to participate in certain transactions, and

     o any resolution of issues that relate to the bankruptcy petition of CBHS that is unfavorable to the Company, including, but not limited to, judgments against the Company in respect of lawsuits instituted in connection with the activities of CBHS prior to its bankruptcy filing.

Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company is not obligated to update these forward-looking statements to reflect any future events or circumstances.

                               OVERVIEW

Crescent Operating is a diversified management company that, through various subsidiaries and affiliates, currently operates primarily in four business segments: (i) Equipment Sales and Leasing, (ii) Hospitality, (iii) Temperature Controlled Logistics (formerly Refrigerated Warehousing) and (iv) Land Development. Within these segments the Company owned the following as of June 30, 2000:

o THE EQUIPMENT SALES AND LEASING SEGMENT consisted of a wholly-owned interest in Crescent Machinery Company ("Crescent Machinery"), a construction equipment sales, leasing and service company with 18 locations in seven states.

o THE HOSPITALITY SEGMENT consisted of (i) the Company's lessee interests in Business Class Hotels which include the Denver Marriott City Center, the Hyatt Regency Albuquerque, the Four Seasons Hotel in Houston, Texas and the Renaissance Hotel in Houston, Texas; lessee interests in Luxury Spa Resorts which include the Hyatt Regency Beaver Creek, the Ventana Inn and Spa and the Sonoma Mission Inn and Spa (including the Sonoma Mission Inn Golf and Country Club); and lessee interests in Destination Fitness Resorts and Spas which include Canyon Ranch-Tucson and Canyon Ranch-Lenox (collectively, the "Hospitality Properties"), and (ii) a 5% economic interest in CRL Investments, Inc. ("CRL"), which has an investment in the Canyon Ranch

     Day Spa in the Venetian Hotel in Las Vegas, Nevada and participates in the future use of the "Canyon Ranch" name.

o THE TEMPERATURE CONTROLLED LOGISTICS SEGMENT consisted primarily of a 40% interest in (i) the operations of Vornado Crescent Logistics Operating Partnership ("AmeriCold Logistics"), which currently operates 104 refrigerated storage properties with an aggregate storage capacity of approximately 533 million cubic feet, (ii) an effective 12% common interest and a 16% preferred interest in Transportal Network LLC ("Transportal"), a venture which plans to provide routing and load management services and facilitate related purchases over the internet to independent truckers, shippers and receivers to enable them to increase efficiency (see Temperature Controlled Logistics Segment - Recent Developments), and (iii) a 1% interest in Crescent CS Holdings Corporation ("CS I") and Crescent CS Holdings II Corporation ("CS II", and together with CS I, the "Temperature Controlled Logistics Partnerships").

o THE LAND DEVELOPMENT SEGMENT consisted of (i) a 4.65% economic interest in Desert Mountain, a master planned, luxury residential and recreational community in northern Scottsdale, Arizona, (ii) a 52.5% general partner interest in The Woodlands Operating Company, L.P. ("Woodlands Operating"), (iii) a 2.125% economic interest in The Woodlands Land Development Company L.P. ("Landevco") and (iv) a 60% economic interest in COPI Colorado, LP ("COPI Colorado"), a company that has a 10% economic interest in Crescent Development Management Corp. ("CDMC").

The Company has previously written off its entire investment and has no obligation or commitment to fund CBHS' operations and no longer reports its operations related to CBHS as a separate segment. CBHS is engaged in efforts to sell and liquidate, in a controlled fashion through the pending bankruptcy proceedings, all of its ongoing business. The Company does incur costs of ownership related to the CBHS investment, such as legal and accounting costs, and the Company incurred costs related to due diligence on the assets its subsidiary had offered to purchase out of bankruptcy. See Other - Recent Developments.

On December 17, 1999, President Clinton signed into law the REIT Modernization Act which will become effective after December 31, 2000, and contains a provision that would permit real estate investments trusts ("REITS"), such as Crescent Equities, to own and operate certain types of investments that are currently owned and operated by Crescent Operating. The REIT Modernization Act is expected to reduce the number of business opportunities that Crescent Equities would otherwise offer to the Company pursuant to the Intercompany Agreement. Crescent Equities has expressed an interest in certain of the investments currently owned or operated by the Company that the REIT Modernization Act would allow Crescent Equities to own or operate. Crescent Operating is exploring alternatives with Crescent Equities regarding a potential future transaction with respect to certain of the Company's investments.

                  EQUIPMENT SALES AND LEASING SEGMENT

FINANCIAL ACTIVITY

(in thousands)                             Three months ended June 30,    Six months ended June 30,
                                           ---------------------------   ---------------------------
                                               2000           1999           2000           1999
                                           ------------   ------------   ------------   ------------
Revenue:
   New and used equipment ..............   $     21,731   $     27,423   $     43,601   $     43,600
   Rental equipment ....................          9,611          6,254         16,926         11,423
   Parts, service and supplies .........          7,085          5,859         14,147         11,672
                                           ------------   ------------   ------------   ------------
Total revenue ..........................         38,427         39,536         74,674         66,695

Expenses:
   Cost of sales:
        New and used equipment .........         18,961         22,985         37,908         36,779
        Rental equipment ...............          5,219          3,950          9,990          7,348
        Parts, service and supplies ....          4,537          3,867          8,803          7,180
                                           ------------   ------------   ------------   ------------
   Total cost of sales .................         28,717         30,802         56,701         51,307

   Gross profit ........................          9,710          8,734         17,973         15,388

   Operating expenses ..................          7,839          6,146         15,626         12,291
                                           ------------   ------------   ------------   ------------

Income from operations .................   $      1,871   $      2,588   $      2,347   $      3,097
                                           ============   ============   ============   ============

EBITDA .................................   $      5,792   $      6,199   $      9,952   $      9,966
                                           ============   ============   ============   ============

Equipment sales and leasing revenue increased $8.0 million, or 12.0%, to $74.7 million for the six months ended June 30, 2000, compared with $66.7 million for the six months ended June 30, 1999. Net loss for the six months ended June 30, 2000 was $1.8 million as compared with net income of $0.2 million for the six months ended June 30, 1999. Profitability of the equipment, sales and leasing segment during the first half of 2000 was negatively impacted by an increase in the amount of interest-bearing debt as well as an increase in overall interest rates as compared to last year. Crescent Machinery continues to incorporate the operations of its acquisitions into its overall business plan of growth in rental revenue while maintaining its distribution-based operations. The Company believes that the loss for the six months ended June 30, 2000 is not necessarily indicative of the operating results expected for the full year, due to the seasonality of the business.

Earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") for the Equipment Sales and Leasing segment for each of the six months ended June 30, 1999 and 2000 was $10.0 million. Management believes that EBITDA can be a meaningful measure of operating performance, cash generation and the ability to service debt. However, EBITDA should not be considered as an alternative to: (i) net income (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity. There can be no assurance that the Company's EBITDA is comparable to similarly titled items reported by other companies.

                          HOSPITALITY SEGMENT

RECENT DEVELOPMENTS

On July 27, 2000, CRL exercised its option to purchase an additional 10% economic interest in CR License by paying $3.0 million, bringing CRL's total economic interest in CR License to 30%. CR License is the entity which owns the rights to the future use of the "Canyon Ranch" name.

FINANCIAL ACTIVITY

The following table sets forth certain information about the Hospitality Properties for the six months ended June 30, 2000 and 1999. The information for the Hospitality Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch Ranch-Lenox, which are destination health and fitness resorts that measure performance based on available guest nights.

                                                                           For the six months ended June 30,
                                                        --------------------------------------------------------------------
                                                              Average                Average                Revenue Per
                                                           Occupancy Rate           Daily Rate             Available Room
                                                        --------------------    -------------------      -------------------
                                            Rooms         2000        1999        2000       1999          2000       1999
                                          --------      --------    --------    --------   --------      --------   --------
Business Class Hotels:
Denver Marriott City Center ...........        613            84%         77%   $    119   $    123      $    100   $     95
Hyatt Regency Albuquerque .............        395            70          71         105        106            74         75
Four Seasons Hotel Houston ............        399            72          66         207        196           149        128
Renaissance Houston ...................        389            68          65          98         97            67         63
                                          --------      --------    --------    --------   --------      --------   --------
    Total/Weighted Average ............      1,796            75%         70%   $    132   $    130      $     98   $     92
                                          ========      ========    ========    ========   ========      ========   ========

Luxury Spa Resorts:
Hyatt Regency Beaver Creek ............        276            68%         70%   $    318   $    296      $    217   $    207
Sonoma Mission Inn & Spa ..............        228(1)         73          79         287        196(1)        211        155(1)
Ventana Inn & Spa .....................         62            74          77         428        329           314        254
                                          --------      --------    --------    --------   --------      --------   --------
    Total/Weighted Average ............        566            71%         74%   $    319   $    263      $    226   $    195
                                          ========      ========    ========    ========   ========      ========   ========

                                       Guest
Destination Fitness Resorts and Spas:  Nights
                                      --------
Canyon Ranch-Tucson ...............        250(2)
Canyon Ranch-Lenox ................        212(2)
                                      --------     --------      --------      --------     --------     --------     --------
    Total/Weighted Average ........        462           88%(3)        90%(3)  $    587(4)  $    536(4)  $    503(5)  $    464(5)
                                      ========     ========      ========      ========     ========     ========     ========

Grand Total/Weighted Average ......                      76%          74%      $    255     $    237     $    190     $    172
                                                   ========      ========      ========     ========     ========     ========

(1) In January 2000, 20 rooms, which previously were taken out of commission for construction of a 30,000 square foot, full-service spa in connection with an approximately $21.0 million expansion of the hotel, were returned to service. The expansion was completed in the second quarter of 2000. The overall expansion included 30 additional guest rooms. Rates were discounted during the construction period, which resulted in a lower average daily rate and revenue per available room in the first six months of 1999.

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

                    TEMPERATURE CONTROLLED LOGISTICS SEGMENT

RECENT DEVELOPMENTS

The Company has restructured its business venture with Vornado Operating, Inc. and Crescent Equities to pursue a business-to-business internet opportunity relating to the Temperature Controlled Logistics business. Transportal plans to provide routing and load management services and facilitate related purchases over the internet to independent truckers, shippers and receivers to enable them to increase efficiency. As a result of this transaction, the Company was relieved of its previously reported obligation to fund initial startup costs previously reported, which resulted in net investment income of $1.2 million during the second quarter of 2000. The Company has retained an effective 12% common interest and a 16% preferred interest in Transportal, has no basis in the investment and has no obligation for future cash funding. Transportal is actively seeking additional equity investments from third parties, including venture capital firms. The Company anticipates that its ownership interest in Transportal may be diluted if Transportal obtains equity funding to satisfy its future cash needs. Early stage internet companies, such as Transportal, with new and unproven business models, frequently encounter financial and other significant business risks and there can be no assurance that Transportal will be a successful business venture.

FINANCIAL ACTIVITY

The Company has a 40% economic interest in AmeriCold Logistics and a 0.4% interest in the Temperature Controlled Logistics Partnerships. Prior to the restructuring on March 12, 1999, the Company's economic share of the operations of the Temperature Controlled Logistics Partnerships for the six months ended June 30, 1999 included a 2% economic interest for the period from January 1, 1999 through March 11, 1999 and a 0.4% economic interest for the period from March 12, 1999 through June 30, 1999. The Company's economic share of the operations of AmeriCold Logistics for the six months ended June 30, 1999 includes a 40% economic interest for the period from March 12, 1999 through June 30, 1999.

The Company's share of pretax loss from AmeriCold Logistics for the three and six months ended June 30, 2000 was $2.6 and $5.1 million, respectively. The Company's share of net income from the Temperature Controlled Logistics Partnerships for each of the three and six months ended June 30, 2000 was less than $0.1 million.

At December 31, 1999, AmeriCold Logistics exercised its right, pursuant to the terms of its leases with the Temperature Controlled Logistics Partnerships (the "Landlord"), to defer $5.4 million of rent. During the quarter ended June 30, 2000, AmeriCold Logistics deferred an additional $6.7 million of rent. AmeriCold Logistics is experiencing cash flow deficits which management of AmeriCold Logistics is currently addressing by the following: (i) discussions with the Landlord to restructure the leases to reduce the rent and/or transfer to the Landlord all or a portion of certain capital expenditure requirements; (ii) sales of non-core assets; and (iii) capital infusion.

                            LAND DEVELOPMENT SEGMENT

FINANCIAL ACTIVITY

Net income for the Land Development Segment was $0.5 and $1.3 million for the three and six months ended June 30, 2000, respectively. The Company's share of Desert Mountain Development's net income for the three and six months ended June 30, 2000 was $0.2 and $0.1 million, respectively. The Company's share of net income from both The Woodlands Land Company and WOCOI Investment Company for the three and six months ended June 30, 2000 was $0.5 and $1.2 million, respectively. The Company's share of COPI Colorado's net loss for each of the three and six months ended June 30, 2000 was less than $0.1 million.

The following table sets forth certain information as of June 30, 2000 relating to the active projects of the residential development properties in which the Company owns an interest.

                                                 Total
                                               Lots/Units        Total            Average
                                   Total        Developed     Lots/Units        Closed Sale
                                 Lots/Units      Since          Closed           Price Per          Range of Proposed
  Land Development                Planned      Inception    Since Inception     Lot/Unit(1)       Sale Prices Per Lot(2)
  ----------------               ----------    ----------   ---------------     ------------      ----------------------
  Desert Mountain                    2,665        2,256             2,078        $  463,000(3)    $400,000 - $3,000,000(3)
  The Woodlands                     36,385       22,856            21,773        $   48,000        $13,600 - $500,000
  CDMC                               2,761          299               231               N/A        $25,000 - $4,545,000
                                 ---------     ---------      -----------

  Total Land Development            41,811       25,411            24,082
                                 =========     =========      ===========

(1)  Based on lots/units closed during the Company's ownership period.

(2)  Based on existing inventory of developed lots and lots to be developed.

(3)  Includes golf membership, which at June 30, 2000 was $175,000.

                                      OTHER

RECENT DEVELOPMENTS

On February 16, 2000, CBHS petitioned for relief under Chapter 11 of the United States Bankruptcy Code. Under the protection of the bankruptcy court, CBHS is engaged in efforts to sell and liquidate, in a controlled fashion, all of its ongoing business. On April 16, 2000, the asset purchase agreement to which a newly formed, wholly-owned subsidiary of Crescent Operating had agreed to acquire, for $24.5 million, CBHS's core business assets used in the operation of 37 behavioral healthcare facilities, subject to certain conditions, terminated by its own terms because not all of the conditions precedent to closing had been met by that date. Sales of 18 properties closed during the six months ended June 30, 2000. Subsequent to June 30, 2000, five additional properties were sold and contracts or letters of intent have been entered into to sell 35 additional properties.


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

                          SEGMENT FINANCIAL INFORMATION
                    (Amounts in thousands, except share data)

The following is a summary of Crescent Operating's financial information reported by segment for the three months ended June 30, 2000:


                                                     EQUIPMENT                  TEMPERATURE
                                                       SALES                    CONTROLLED       LAND
                                                    AND LEASING   HOSPITALITY    LOGISTICS    DEVELOPMENT    OTHER      TOTAL
                                                    -----------   -----------   -----------   -----------   -------   --------
Revenues .........................................  $    38,427   $    66,429   $        --   $    71,541   $    --   $176,397

Operating expenses ...............................       36,556        67,504             5        65,763       987    170,815
                                                    -----------   -----------   -----------   -----------   -------   --------
Income (loss) from operations ....................        1,871        (1,075)           (5)        5,778      (987)     5,582
                                                    -----------   -----------   -----------   -----------   -------   --------
Investment income (loss) .........................           --        (1,930)       (1,400)        4,583        --      1,253
                                                    -----------   -----------   -----------   -----------   -------   --------
Other (income) expense
     Interest expense ............................        2,755           216            --         3,474     2,171      8,616
     Interest income .............................           (7)          (49)           --          (879)      (86)    (1,021)
     Other .......................................          135            --            --          (211)       --        (76)
                                                    -----------   -----------   -----------   -----------   -------   --------
Total other (income) expense .....................        2,883           167            --         2,384     2,085      7,519
                                                    -----------   -----------   -----------   -----------   -------   --------
Income (loss) before income
     taxes and minority interests ................       (1,012)       (3,172)       (1,405)        7,977    (3,072)      (684)
Income tax provision (benefit) ...................         (424)       (1,270)         (562)        3,258    (1,228)      (226)
                                                    -----------   -----------   -----------   -----------   -------   --------
Income (loss) before minority interests ..........         (588)       (1,902)         (843)        4,719    (1,844)      (458)
Minority interests ...............................           --         1,212            --        (4,166)       --     (2,954)
                                                    -----------   -----------   -----------   -----------   -------   --------
Net income (loss) ................................  $      (588)  $      (690)  $      (843)  $       553   $(1,844)  $ (3,412)
                                                    ===========   ===========   ===========   ===========   =======   ========

Net income (loss) per share, basic and diluted ...  $     (0.06)  $     (0.06)  $     (0.08)  $      0.05   $ (0.18)  $  (0.33)
                                                    ===========   ===========   ===========   ===========   =======   ========

EBITDA Calculation: (1)
     Net income (loss) ...........................  $      (588)  $      (690)  $      (843)  $       553   $(1,844)  $ (3,412)
     Interest expense, net .......................        2,748            25           460           138     2,085      5,456
     Income tax provision (benefit) ..............         (424)         (461)         (560)          410    (1,228)    (2,263)
     Depreciation and amortization ...............        4,056           294           805           470       (18)     5,607
                                                    -----------   -----------   -----------   -----------   -------   --------
EBITDA ...........................................  $     5,792   $      (832)  $      (138)  $     1,571   $(1,005)  $  5,388
                                                    ===========   ===========   ===========   ===========   =======   ========

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

                         SEGMENT FINANCIAL INFORMATION
                   (Amounts in thousands, except share data)

The following is a summary of Crescent Operating's financial information reported by segment for the six months ended June 30, 2000:


                                                     EQUIPMENT                  TEMPERATURE
                                                       SALES                     CONTROLLED      LAND
                                                    AND LEASING   HOSPITALITY    LOGISTICS    DEVELOPMENT    OTHER      TOTAL
                                                    -----------   -----------   -----------   -----------   -------   --------
Revenues .........................................  $    74,674   $   138,639   $        --   $   130,635   $    --   $343,948

Operating expenses ...............................       72,327       137,549            23       118,553     1,941    330,393
                                                    -----------   -----------   -----------   -----------   -------   --------
Income (loss) from operations ....................        2,347         1,090           (23)       12,082    (1,941)    13,555
                                                    -----------   -----------   -----------   -----------   -------   --------
Investment income (loss) .........................           --          (404)       (4,658)       11,820        --      6,758
                                                    -----------   -----------   -----------   -----------   -------   --------
Other (income) expense
     Interest expense ............................        5,133           444            --         6,829     4,224     16,630
     Interest income .............................          (20)          (73)           --        (1,616)     (176)    (1,885)
     Other .......................................          288            (4)           --          (272)        3         15
                                                    -----------   -----------   -----------   -----------   -------   --------
Total other (income) expense .....................        5,401           367            --         4,941     4,051     14,760
                                                    -----------   -----------   -----------   -----------   -------   --------
Income (loss) before income
     taxes and minority interests ................       (3,054)          319        (4,681)       18,961    (5,992)     5,553
Income tax provision (benefit) ...................       (1,282)          127        (1,872)        6,686    (2,397)     1,262
                                                    -----------   -----------   -----------   -----------   -------   --------
Income (loss) before minority interests ..........       (1,772)          192        (2,809)       12,275    (3,595)     4,291
Minority interests ...............................           --         1,309            --       (10,994)       --     (9,685)
                                                    -----------   -----------   -----------   -----------   -------   --------
Net income (loss) ................................  $    (1,772)  $     1,501   $    (2,809)  $     1,281   $(3,595)  $ (5,394)
                                                    ===========   ===========   ===========   ===========   =======   ========

Net income (loss) per share, basic and diluted ...  $     (0.17)  $      0.15   $     (0.27)  $      0.12   $ (0.35)  $  (0.52)
                                                    ===========   ===========   ===========   ===========   =======   ========

EBITDA Calculation: (1)
     Net income (loss) ...........................  $    (1,772)  $     1,501   $    (2,809)  $     1,281   $(3,595)  $ (5,394)
     Interest expense, net .......................        5,113            68           570           273     4,048     10,072
     Income tax provision (benefit) ..............       (1,282)        1,001        (1,866)          928    (2,397)    (3,616)
     Depreciation and amortization ...............        7,893           579         1,656           828       (36)    10,920
                                                    -----------   -----------   -----------   -----------   -------   --------
EBITDA ...........................................  $     9,952   $     3,149   $    (2,449)  $     3,310   $(1,980)  $ 11,982
                                                    ===========   ===========   ===========   ===========   =======   ========

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000, COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

REVENUES

Total revenue increased $3.0 million, or 1.7%, to $176.4 million for the three months ended June 30, 2000, compared with $173.4 million for the three months ended June 30, 1999. Total revenue increased $33.8 million, or 10.9%, to $343.9 million for the six months ended June 30, 2000, compared with $310.1 million for the six months ended June 30, 1999. The increase in total revenue is attributable to the factors discussed in the following paragraphs.

Equipment Sales and Leasing Segment

Equipment sales and leasing revenue decreased $1.1 million, or 2.8%, to $38.4 million for the three months ended June 30, 2000, compared with $39.5 million for the three months ended June 30, 1999. Equipment sales and leasing revenue increased $8.0 million, or 12.0%, to $74.7 million for the six months ended June 30, 2000, compared with $66.7 million for the six months ended June 30, 1999. Significant components of the three month decrease and six month increase were:

o a decrease in revenues for the three months ended June 30, 2000 due to an equipment auction and unusually high used equipment sales during the same period in the prior year which resulted in substantial, non-recurring revenues; and

o an increase in revenues for the six months ended June 30, 2000 due to the Company's acquisitions of E. L. Lester and Company ("Lester") in Houston, Texas and Solveson Crane Rental ("Solveson") in Tracy, California during the second quarter of 1999 and the opening of the new location in Fort Worth, Texas on August 1, 1999 resulting in incremental revenue during the three and six months ended June 30, 2000.

Hospitality Segment

Hospitality revenue increased $10.9 million, or 19.6%, to $66.4 million for the three months ended June 30, 2000, compared with $55.5 million for the three months ended June 30, 1999. Revenues increased $20.1 million, or 17.0%, to $138.6 million for the six months ended June 30, 2000, compared with $118.5 million for the six months ended June 30, 1999. Significant components of the overall increase were:

o revenue derived from the operations of the Renaissance Hotel in the amount of $2.9 and $6.6 million for the three and six months, respectively, which was not leased by the Company until June 19, 1999;

o increased revenues at Sonoma Mission Inn and Spa in the amount of $3.1 and $4.4 million for the three and six months, respectively, which can be attributed to the 30 additional guest rooms completed in April 2000 as well as increased rates in the current year as compared to discounted rates used in the prior year during the construction period; and

o increased average daily rates at certain of the other Hospitality Properties resulted in higher revenues during 2000 as compared to the corresponding period in 1999.

Land Development Segment

Land development revenue, which represents revenue from Desert Mountain Development and COPI Colorado prior to the elimination of the minority interests, decreased $6.9 million, or 8.8%, to $71.5 million for the three months ended June 30, 2000, compared with $78.4 million for the three months ended June 30, 1999. Revenues increased $5.7 million, or 4.6%, to $130.6 million for the six months ended June 30, 2000, compared with $124.9 million for the six months ended June 30, 1999. Significant components of the three month decrease and six month increase were:

o a $7.5 and $2.6 million decrease in revenue from Desert Mountain Development for the three and six months, respectively, due primarily to fewer homes being sold during the three and six months ended June 30, 2000 as compared to the same periods in 1999; partially offset by

o a $0.7 and $8.3 million increase in revenue from COPI Colorado during the three and six months ended June 30, 2000, respectively, as compared to the same periods in 1999, primarily due to CDMC's consolidation of certain investments which previously had been accounted for using the equity method.

OPERATING EXPENSES

Total operating expenses increased $6.2 million, or 3.8%, to $170.8 million for the three months ended June 30, 2000, compared with $164.6 million for the three months ended June 30, 1999. Total operating expenses increased $33.3 million, or 11.2%, to $330.4 million for the six months ended June 30, 2000, compared with $297.1 million for the six months ended June 30, 1999. The increase in total operating expenses is attributable to the factors discussed in the following paragraphs.

Equipment Sales and Leasing Segment

Equipment sales and leasing expenses decreased $0.3 million, or 0.8%, to $36.6 million for the three months ended June 30, 2000, compared with $36.9 million for the three months ended June 30, 1999. Equipment sales and leasing expense increased $8.7 million or 13.7% to $72.3 million for the six months ended June 30, 2000, compared with $63.6 million for the six months ended June 30, 1999. Significant components of the three month decrease and six months increase were:

o an increase in expenses for the six months ended June 30, 2000 due to the Company's acquisitions of Lester and Solveson during the second quarter of 1999 and the opening of the new location in Fort Worth, Texas on August 1, 1999 resulting in incremental operating expenses during the three and six months ended June 30, 2000; and

o a decrease in expenses during the three months ended June 30, 2000, consistent with the decrease in equipment sales and leasing revenue that are not attributable to acquisitions.

Hospitality Segment

Hospitality expenses increased $11.5 million, or 20.5%, to $67.5 million for the three months ended June 30, 2000, compared with $56.0 million for the three months ended June 30, 1999. Expenses increased $21.0 million or 18.0% to $137.5 million for the six months ended June 30, 2000, compared with $116.5 million for the six months ended June 30, 1999. Significant components of the overall increase were:

o rent and expenses associated with the Renaissance Hotel in the amount of $3.5 million and $7.3 million for the three and six months, respectively, which was not leased by the Company until June 19, 1999;

o additional rent in the amount of $1.2 million and $2.3 million for the three and six months ended June 30, 2000, resulting from increased revenue generated by the Hospitality Properties as well as additional rent in the amount of $0.8 million and $1.6 million for the three and six months ended June 30, 2000 due to increased base rent as a result of capital expenditures made at certain of the hotels.

Land Development Segment

Land development expenses, which primarily represent operating costs incurred by Desert Mountain Development and COPI Colorado prior to the elimination of the minority interests, decreased $5.3 million, or 7.5%, to $65.8 million for the three months ended June 30, 2000, compared with $71.1 million for the three months ended June 30, 1999. Expenses increased $2.6 million or 2.2% to $118.6 million for the six months ended June 30, 2000, compared with $116.0 million for the six months ended June 30, 1999. Significant components of the three month decrease and six month increase were:

o a $6.9 and $4.1 million decrease in expenses incurred by Desert Mountain Development for the three and six months, respectively, is due primarily to lower costs associated with decreased home sales during the three and six months ended June 30, 2000 as compared to the same period in 1999; partially offset by

o a $1.5 and $6.4 million increase in expenses incurred by COPI Colorado during the three and six months ended June 30, 2000 as compared to the same period in 1999, primarily due to CDMC's consolidation of certain investments which previously had been accounted for using the equity method.

Corporate General and Administrative Expenses

Corporate general and administrative expenses totaled $1.0 and $2.0 million for the three and six months ended June 30, 2000, respectively, as compared to $0.6 and $1.0 million for the three and six months ended June 30, 1999, respectively. These expenses consisted of general corporate overhead costs, such as legal and accounting costs, insurance costs and corporate salaries. The increases compared to the same periods in 1999 are primarily attributable to (i) costs of approximately $0.2 million for each of the three and six months ended June 30, 2000 incurred in connection with proceedings in bankruptcy court and litigation outside of bankruptcy court as a result of the Company's ownership interest in CBHS, (ii) professional fees of approximately $0.1 million for each of the three and six months ended June 30, 2000 resulting from analyses of the REIT Modernization Act and the Company's exploration of alternatives with Crescent Equities regarding a potential future transaction with respect to certain of the Company's assets and (iii) transaction costs of approximately $0.2 and $0.5 million for the three and six months ended June 30, 2000 incurred by the Company in conjunction with the negotiation, execution and termination of the asset purchase agreement with CBHS. The Company expects to incur additional litigation expenses in the future in defending against claims made as a result of the Company's ownership interest in CBHS. Although management cannot quantify these future expenses due to the unpredictable nature of litigation, management believes at this time that such expenses are not likely, in the aggregate, to become material to the Company as a whole. See Part II - Other Information - Legal Proceedings.

INVESTMENT INCOME

Investment income decreased $2.5 million or 65.8%, to $1.3 million for the three months ended June 30, 2000, compared with $3.8 million for the three months ended June 30, 1999. Significant components of the overall decrease were:

o an increase of $1.6 million in equity in loss of AmeriCold Logistics, which was acquired in March 1999;

o    equity in loss of CRL in the amount of $2.0 million; partially offset by

o equity in income of Transportal in the amount of $1.2 million as a result of the restructuring of its investment.

For the six months ended June 30, 2000, investment income decreased $7.0 million, or 50.7%, to $6.8 million, compared with $13.8 million for the six months ended June 30, 1999. Significant components of the overall decrease were:

o a decrease in equity in income of CDMC Projects in the amount of $1.9 million due to CDMC's consolidation of certain of these investments which previously had been accounted for using the equity method;

o an increase of $4.0 million in equity in loss of AmeriCold Logistics, which was acquired in March 1999;

o    equity in loss of CRL in the amount of $2.0 million; partially offset by

o equity in income of Transportal in the amount of $0.4 million as a result of the restructuring of its investment.

OTHER (INCOME) EXPENSE

Other (income) expense increased $1.2 million, or 19.1%, to $7.5 million for the three months ended June 30, 2000, compared with $6.3 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, other (income) expense increased $3.2 million, or 27.6%, to $14.8 million, compared with $11.6 million for the six months ended June 30, 1999. The increase is primarily attributable to an increase in interest expense in the amount of $1.6 and $3.4 million for the three and six months ended June 30, 2000, respectively, resulting from an increase in overall interest rates and in outstanding indebtedness in connection with acquisitions and growth, partially offset by a decrease in indebtedness at Desert Mountain Development.

MINORITY INTERESTS

Minority interests decreased $2.2 million, or 42.3%, to $3.0 million for the three months ended June 30, 2000, compared to $5.2 million for the three months ended June 30, 1999. Minority interests decreased $0.7 million, or 6.7%, to $9.7 million for the six months ended June 30, 2000, compared to $10.4 million for the six months ended June 30, 1999. Minority interests consist of the non-voting interests in the Land Development segment and in CRL Investments.

INCOME TAX PROVISION (BENEFIT)

Income tax benefit of $0.2 million for the three months ended June 30, 2000 represents a change of $1.2 million from the three months ended June 30, 1999. Income tax benefit consisted of a $1.3 million tax benefit for the Hospitality segment, a $1.2 million tax benefit at the corporate level, a $0.6 million tax benefit for the Temperature Controlled Logistics segment and a $0.4 tax benefit for the Equipment Sales and Leasing segment, partially offset by a $3.3 million tax provision for the Land Development segment.

Income tax provision of $1.3 million for the six months ended June 30, 2000 is consistent with the provision for the same period in the prior year. Income tax provision consisted primarily of a $6.7 million tax provision for the Land Development segment, partially offset by a $2.4 million tax benefit at the corporate level, a $1.9 million tax benefit for the Temperature Controlled Logistics segment and a $1.3 million tax benefit for the Equipment Sales and Leasing segment.

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

LIQUIDITY AND CAPITAL RESOURCES

Recognizing that cash flow from its assets would not be likely to provide the Company with adequate capital to meet its requirements during 2000, the Company extended certain payment obligations during the first quarter of 2000 by reaching agreements with Crescent Equities to defer, until 2001, payments on certain of Crescent Operating's obligations to Crescent Equities otherwise scheduled to be made in 2000. With these agreements, the Company believes that it will be able to meet its capital requirements during 2000 from the recurring cash flow of its assets. The Company believes that alternatives for funding its long-term capital requirements include one or more restructuring transactions, including, but not limited to, the sale of certain assets and public or private issuances of equity. There can be no assurances, however, that any such transaction will occur, or, if it does, that the proceeds from the transaction would be sufficient to meet the Company's long-term capital requirements.

For a listing of the Company's primary debt financing arrangements, see Note 5 to the Financial Statements included in Part I.

CASH FLOWS

Cash and cash equivalents include amounts from all consolidated subsidiaries, including subsidiaries not wholly-owned. Changes, therefore, do not necessarily represent increases or decreases in cash directly available to the Company.

Cash and cash equivalents were $45.5 million and $39.0 million at June 30, 2000 and December 31, 1999, respectively. The 16.7% increase is attributable to $16.5 million of cash provided by operating activities, offset by $6.6 and $3.4 million of cash used in investing and financing activities, respectively.

OPERATING ACTIVITIES

The Company's inflow of cash provided by operating activities of $16.5 million was primarily attributable to inflows from:

o    increase in deferred revenue of $44.5 million;

o    non-cash depreciation and amortization of $18.2 million;

o    increase in accounts payable to CEI of $11.4 million; and

o    minority interests of $9.7 million.

The inflow of cash provided by operating activities was partially offset by outflows from:

o    net loss of $5.4 million;

o    an increase in real estate of $20.2 million;

o    decreases in accounts payable and accrued expenses of $16.9 million; and

o    increase in prepaid expenses and current assets of $7.7 million.

INVESTING ACTIVITIES

The Company's outflow of cash used in investing activities of $6.6 million was primarily attributable to outflows from:

o    purchases of property and equipment of $31.7 million.

The outflow of cash used in investing activities was partially offset by inflows from:

o    proceeds from the sale of property and equipment of $16.0 million; and

o    net proceeds from sale and collection of notes receivable of $6.5 million.

FINANCING ACTIVITIES

The Company's outflow of cash used in financing activities of $3.4 million was primarily attributable to outflows from:

o    payments of long-term debt of $111.3 million; and

o    distributions to minority interests of $29.4 million.

The outflow of cash used in financing activities was partially offset by inflows from:

o    proceeds of long-term debt of $122.5 million; and

o    capital contributions attributable to minority interests of $18.8 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 1999, there have been no material changes to the information regarding market risk that was provided in the Company's Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CBHS became the subject of Chapter 11 bankruptcy proceedings by filing a voluntary petition on February 16, 2000, in United States Bankruptcy Court for the District of Delaware. Although CBHS is not a subsidiary of Crescent Operating, Crescent Operating does own a majority (90%) economic interest in CBHS. Crescent Operating's claims against the estate of CBHS include (i) its interests as a direct and indirect equity holder of CBHS and (ii) its claim for indemnification or contribution against third party lawsuits and claims where Crescent Operating is a named defendant with CBHS, such as lawsuits based upon alleged Worker Adjustment and Retraining Notification ("WARN") Act violations purported to have been committed by CBHS and/or its subsidiaries in closing behavioral health care facilities in 1999 and 2000. Prior to the May 1, 2000 bar date (which is expected to be reset to November 1, 2000, due in part, to objections made by terminated CBHS employees that the May 1 bar date did not allow adequate time for them to file claims, including claims based on alleged violations of the WARN Act), Crescent Operating filed proofs of claim against CBHS with regard to these claims.

Another claimant in the CBHS bankruptcy is expected to be Crescent Partnership (either individually, or together with its parent, Crescent Equities), which is the owner of certain facilities leased to and operated by CBHS and its subsidiaries and is also the secured lender of $10 million to CBHS. CBHS had an arrearage on its lease payments owed to Crescent Partnership accrued prior to the commencement of bankruptcy and accrued rent for facilities after the commencement of bankruptcy. While the claims of Crescent Partnership against CBHS are not necessarily adverse to the interests of Crescent Operating, the interests of Crescent Partnership are separate, distinguishable and at least nominally in conflict with the competing interests and claims of all other interested parties in the bankruptcy, including Crescent Operating. To the Company's knowledge, none of the directors, officers or security holders of Crescent Operating has, in his or its individual capacity, an interest adverse to Crescent Operating in connection with the CBHS bankruptcy; however, in their capacities as directors, officers and/or security holders of Crescent Partnership or Crescent Equities, certain persons may be deemed to hold interests adverse to the Company's interest in connection with the CBHS bankruptcy.


Through the second quarter, four lawsuits, all seeking class action certification, had been filed against CBHS and its subsidiaries outside of the bankruptcy proceeding alleging violations of the WARN Act in the closing of certain healthcare facilities; three of those lawsuits also named Crescent Operating as a defendant. Under the automatic stay provisions of federal bankruptcy law, lawsuits against CBHS or its subsidiaries would be stayed unless otherwise directed by the bankruptcy court, but the lawsuits against other defendants, including Crescent Operating, would not be stayed automatically; however, the Company anticipated that those suits might be stayed because CBHS and its subsidiaries would be indispensable parties. On June 22, 2000, the plaintiffs in one of those suits voluntarily dismissed without prejudice Crescent Operating from that suit; based on discussions with the attorneys for the plaintiffs in the other two suits, the Company expects to be likewise dismissed without prejudice from those suits in the near future. A similar WARN adversary proceeding, also seeking class certification, was filed in June in the CBHS bankruptcy proceeding but in late July the plaintiffs filed a stipulation for dismissal of their complaint against Crescent Operating. (In a separate action in bankruptcy court, a motion has been filed on behalf of a putative class of CBHS terminated employees in Texas, requesting permission for WARN claims to be made before the bankruptcy court.) In connection with the dismissals and anticipated dismissals in the three non-bankruptcy court lawsuits and the one bankruptcy court adversary proceeding discussed above, on July 24, 2000, the principal plaintiffs in those four actions filed suit against the Company, Crescent Partnership and Crescent Equities in the U.S. District Court for the District of Delaware. The plaintiffs did not include CBHS or its subsidiaries as defendants in that suit. The Company has not yet filed an answer or otherwise contested this lawsuit, although it intends to contest this matter vigorously. According to allegations made by plaintiffs in connection with the various lawsuits, the size of the potential plaintiff class may exceed 5,000 former employees. Other similar lawsuits may be filed due to the closing of other facilities, although the Company believes it more likely than not that all suits eventually will be consolidated before a single court. The lawsuits seek, among other relief, back pay and employee benefits for the 60-day maximum period allowed by the WARN Act. With respect to the pending suits and possible future claims against Crescent Operating based on the closure by CBHS or its subsidiaries of facilities in 1999 and 2000, the Company believes that such actions are without basis under the WARN Act and should be dismissed; however, no assurance can be given that Crescent Operating will prevail.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The annual meeting of shareholders was held on June 12, 2000.

(b) Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934, as amended, and the regulations promulgated thereunder. There was no solicitation in opposition to management's solicitation. All of management's nominees for director were elected.

(c)      Two proposals were submitted to a vote of shareholders as follows:

         (1) The shareholders approved the election of the following persons as directors of the Company:

                 Name                                      For               Withheld Authority
                 ---------------------------    -------------------------    --------------------------
                 Richard E. Rainwater             9,665,997                    157,378
                 Jeffrey L. Stevens               9,593,008                    230,367
                 Anthony M. Frank                 9,619,271                    204,104

         (2) The shareholders approved, with 9,736,453 affirmative votes, 77,536 negative votes and 9,386 abstentions, the proposal to approve the appointment of Ernst & Young LLP as the independent auditors for the Company for the year ending December 31, 2000.

ITEM 5. OTHER INFORMATION

Effective April 27, 2000, the Company's shares began trading on the OTC Bulletin Board. The shares, which previously had been traded on The Nasdaq National Market and had been moved to The Nasdaq SmallCap Market effective April 6, 2000 but did not meet the standards for continued listing in these markets, retained the same trading symbol, COPI.

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

            10.80 Stock Purchase Agreement dated as of July 8, 1999, by and among Solveson Crane Rental, Inc., Solveson Family Revocable Trust, and Crescent Machinery Company (filed as Exhibit 10.80 to September 30, 1999 Form 10-Q and incorporated by reference herein)

            10.81 Second Amendment to Credit Agreement effective as of August 27, 1999, among Crescent Operating, Inc., Bank of America, N. A. (formerly NationsBank, N. A.), and the Support Parties identified therein (filed as Exhibit
                        10.81 to September 30, 1999 Form 10-Q and incorporated by reference herein)

            10.82 First Amendment to 1997 Crescent Operating, Inc. Management Stock Incentive Plan (filed as Exhibit 10.82 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 ("December 31, 1999 Form 10-K") and incorporated by reference herein)

            10.83 Form of Sales and Service Agreement between BLAW KNOX Construction Equipment Corporation and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.83 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.84 Form of Heavy Equipment Distributor Agreement between Compaction America, Inc. and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit
                        10.84 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.85 Form of Gradall Equipment Distributor Agreement between The Gradall Company and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.85 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.86 Form of Distributor Selling Agreement between Ingersoll-Rand Company and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.86 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.87 Form of JCB Dealership Agreement between JCB Inc. and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.87 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.88 Form of Distributor Agreement between LBX Company, LLC, and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.88 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.89 Form of Distributor Agreement between Liebherr Construction Equipment Co. and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit
                        10.89 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.90 Form of Distributor Agreement between Link-Belt Construction Equipment Company and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit
                        10.90 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.91 Form of Dealer Floor Plan Financing and Security Agreement between General Electric Capital Corporation and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.91 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.92 Taxable REIT Subsidiary Election Agreement dated December 17, 1999, among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Operating, Inc. and Crescent Development Management Corp. (filed as Exhibit
                        10.92 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.93 Taxable REIT Subsidiary Election Agreement dated December 17, 1999, among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Operating, Inc. and Crescent CS Holdings II Corp. (filed as Exhibit 10.93 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.94 Taxable REIT Subsidiary Election Agreement dated December 17, 1999, among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Operating, Inc. and Crescent CS Holdings Corp. (filed as Exhibit 10.94 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.95 Taxable REIT Subsidiary Election Agreement dated December 17, 1999, among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Operating, Inc. and Desert Mountain Development Corp. (filed as Exhibit 10.95 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.96 Taxable REIT Subsidiary Election Agreement dated December 17, 1999, among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Operating, Inc. and The Woodlands Land Company, Inc. (filed as Exhibit 10.96 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.97 $19.5 Million Credit and Security Agreement effective as of March 11, 1999, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. with related Promissory Note (filed as Exhibit 10.97 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.98 First Amendment to Credit and Security Agreement effective as of March 11, 1999, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed as Exhibit 10.98 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.99 Third Amendment to Amended and Restated Credit and Security Agreement effective as of March 11, 1999, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed as
                        Exhibit 10.99 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.100 Third Amendment to Line of Credit Credit and Security Agreement effective as of March 11, 1999, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed as Exhibit 10.100 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.101 Agreements for Wholesale Financing (with Addendum) between Deutsche Financial Services Corporation and, respectively, Western Traction Company, Machinery Inc., Solveson Crane Rentals Inc., Harvey Equipment Center Inc., and Crescent Machinery Company, with Guarantees (filed as Exhibit 10.101 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.102 Master Security Agreements between Associates Commercial Corporation and, respectively, Crescent Machinery Company and Western Traction Company; Security Agreement between Associates Commercial Corporation and Western Traction Company; Addendum; and Continuing Guaranty by Crescent Machinery Company (filed as Exhibit 10.102 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.103 First Amendment to Amended and Restated Credit Agreement dated as of December 20, 1999, between Crescent Real Estate Equities Limited Partnership and Crescent Development Management Corp. with related Line of Credit Note and letter amendment to related security agreement (filed as Exhibit 10.103 to December 31, 1999 Form 10-K and incorporated by reference herein)

            10.104 $5,600,000 Promissory Note dated February 28, 2000, made by East West Resorts, LLC payable to Crescent Real Estate Equities Limited Partnership (filed as Exhibit
                        10.104 to the Company's March 31, 2000 Form 10-Q
                        ("March 31, 2000 Form 10-Q") and incorporated by reference herein)

            10.105 Mutual Termination of Asset Management Agreement for Omni Austin Hotel, Austin, Texas, effective January 31, 2000, between Crescent Real Estate Equities Limited Partnership and COI Hotel Group, Inc. (filed as Exhibit
                        10.105 to March 31, 2000 From 10-Q and incorporated by reference herein)

            10.106 Master Asset Management and Administrative Services Agreement dated February 1, 2000, by and among Sonoma Management Corp. I, Crescent Operating, Inc. and each of its subsidiaries identified therein (filed as Exhibit
                        10.106 to March 31, 2000 From 10-Q and incorporated by reference herein)


            10.107 Management Agreement effective February 1, 2000, between Sonoma Management Corp. I, as Manager, and Crescent Real Estate Funding VIII, L.P., as Owner and assignor to the Company, relating to Ventana Inn & Spa (filed as Exhibit
                        10.107 to March 31, 2000 From 10-Q and incorporated by reference herein)

            10.108 Management Agreement effective February 1, 2000, between Sonoma Management Corp. I, as Manager, and Crescent Real Estate Funding VIII, L.P., as Owner and assignor to the Company, relating to Sonoma Mission Inn Golf and Country Club (filed as Exhibit 10.108 to March 31, 2000 From 10-Q and incorporated by reference herein)

            10.109 Management Agreement effective February 1, 2000, between Sonoma Management Corp. I, as Manager, and Crescent Real Estate Funding VIII, L.P., as Owner and assignor to the Company, relating to Sonoma Mission Inn and Spa (filed as Exhibit 10.109 to March 31, 2000 From 10-Q and incorporated by reference herein)

            27          Financial Data Schedule


(b)      Reports on Form 8-K

         Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August, 2000.

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

            10.104 $5,600,000 Promissory Note dated February 28, 2000, made by East West Resorts, LLC payable to Crescent Real
                        Estate Equities Limited Partnership (filed as Exhibit
                        10.104 to the Company's March 31, 2000 Form 10-Q
                        ("March 31, 2000 Form 10-Q") and incorporated by reference herein)

            10.105      Mutual Termination of Asset Management Agreement for
                        Omni Austin Hotel, Austin, Texas, effective January 31,
                        2000, between Crescent Real Estate Equities Limited
                        Partnership and COI Hotel Group, Inc. (filed as Exhibit
                        10.105 to March 31, 2000 From 10-Q and incorporated by reference herein)

            10.106      Master Asset Management and Administrative Services
                        Agreement dated February 1, 2000, by and among Sonoma
                        Management Corp. I, Crescent Operating, Inc. and each of its subsidiaries identified therein (filed as Exhibit
                        10.106 to March 31, 2000 From 10-Q and incorporated by reference herein)


            10.107      Management Agreement effective February 1, 2000, between
                        Sonoma Management Corp. I, as Manager, and Crescent Real
                        Estate Funding VIII, L.P., as Owner and assignor to the Company, relating to Ventana Inn & Spa (filed as Exhibit
                        10.107 to March 31, 2000 From 10-Q and incorporated by reference herein)

            10.108      Management Agreement effective February 1, 2000, between
                        Sonoma Management Corp. I, as Manager, and Crescent Real
                        Estate Funding VIII, L.P., as Owner and assignor to the Company, relating to Sonoma Mission Inn Golf and Country
                        Club (filed as Exhibit 10.108 to March 31, 2000 From
                        10-Q and incorporated by reference herein)

            10.109      Management Agreement effective February 1, 2000, between
                        Sonoma Management Corp. I, as Manager, and Crescent Real
                        Estate Funding VIII, L.P., as Owner and assignor to the Company, relating to Sonoma Mission Inn and Spa (filed as Exhibit 10.109 to March 31, 2000 From 10-Q and incorporated by reference herein)

            27          Financial Data Schedule