Form 10-Q
period 2000-09-30
CRESCENT OPERATING INC
filed 2000-11-14
CIK 1035426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-22725

                            CRESCENT OPERATING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                              75-2701931
     -------------------------------       ------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

     306 West 7th Street, Suite 1000
            Fort Worth, Texas                             76102
----------------------------------------               ----------
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

                                 YES [X] NO [ ]

Number of shares of Common Stock, $.01 par value, outstanding as of November 14, 2000: 11,442,791

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


                                              PART I - FINANCIAL INFORMATION
                                                                                                             Page
                                                                                                             ----

Item 1.       Financial Statements:

              Consolidated Balance Sheets......................................................................3

              Consolidated Statements of Operations............................................................4

              Consolidated Statement of Changes in Shareholders' Equity (Deficit)..............................5

              Consolidated Statements of Cash Flows............................................................6

              Notes to Consolidated Financial Statements (Unaudited)...........................................7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations...........14

Item 3.       Quantitative and Qualitative Disclosures About Market Risk......................................27

                                                PART II - OTHER INFORMATION

Item 1.       Legal Proceedings...............................................................................27

Item 2.       Change in Securities and Use of Proceeds........................................................28

Item 3.       Defaults Upon Senior Securities.................................................................28

Item 4.       Submission of Matters to a Vote of Security Holders.............................................28

Item 5.       Other Information...............................................................................28

Item 6.       Exhibits and Reports on Form 8-K................................................................28

                            CRESCENT OPERATING, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                               September 30, 2000   December 31, 1999
                                                               ------------------   -----------------
                                                                   (unaudited)          (audited)
                          ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $  47,621           $  39,017
  Accounts receivable, net                                             69,275              51,638
  Inventories                                                          44,813              47,442
  Real estate                                                         138,628             121,412
  Prepaid expenses and other current assets                            18,202              14,714
                                                                    ---------           ---------
     Total current assets                                             318,539             274,223
                                                                    ---------           ---------

PROPERTY AND EQUIPMENT, NET                                           219,526             215,764
                                                                    ---------           ---------

INVESTMENTS                                                            86,531              80,470
                                                                    ---------           ---------

OTHER ASSETS
  Real estate                                                         108,103              83,147
  Intangible assets, net                                               86,044              92,077
  Other assets                                                         70,729              49,972
                                                                    ---------           ---------
     Total other assets                                               264,876             225,196
                                                                    ---------           ---------

TOTAL ASSETS                                                        $ 889,472           $ 795,653
                                                                    =========           =========

      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                             $  93,417           $  80,396
  Accounts payable - CEI                                               25,584               9,250
  Current portion of long-term debt - CEI                              15,613               8,000
  Current portion of long-term debt                                    60,916              69,459
  Deferred revenue                                                     80,623              62,864
                                                                    ---------           ---------
     Total current liabilities                                        276,153             229,969

LONG-TERM DEBT - CEI, NET OF CURRENT PORTION                          240,646             208,744

LONG-TERM DEBT, NET OF CURRENT PORTION                                138,918             135,671

OTHER LIABILITIES                                                      72,244              59,837
                                                                    ---------           ---------

     Total liabilities                                                727,961             634,221
                                                                    ---------           ---------

MINORITY INTERESTS                                                    192,676             181,954
                                                                    ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.01 par value, 10,000 shares authorized,
      no shares issued or outstanding                                      --                  --
  Common stock, $.01 par value, 22,500 shares authorized,
      11,443 and 11,415 shares issued, respectively                       114                 114
  Additional paid-in capital                                           17,754              17,714
  Deferred compensation on restricted shares                             (230)               (198)
  Accumulated comprehensive income (loss)                             (11,214)            (10,127)
  Retained deficit                                                    (33,283)            (23,719)
  Treasury stock at cost, 1,103 shares                                 (4,306)             (4,306)
                                                                    ---------           ---------
     Total shareholders' equity (deficit)                             (31,165)            (20,522)
                                                                    ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                $ 889,472           $ 795,653
                                                                    =========           =========

        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (Amounts in thousands, except per share data, unaudited)

                                                  For the three months ended               For the nine months ended
                                             --------------------------------------   --------------------------------------
                                             September 30, 2000  September 30, 1999   September 30, 2000  September 30, 1999
                                             --------------------------------------   --------------------------------------

REVENUES
   Equipment sales & leasing                     $  33,840            $  37,163           $ 108,514           $ 103,858
   Hospitality                                      68,931               65,384             207,570             183,894
   Land development                                 79,362               73,055             209,997             197,991
                                                 ---------            ---------           ---------           ---------

      Total revenues                               182,133              175,602             526,081             485,743
                                                 ---------            ---------           ---------           ---------

OPERATING EXPENSES
   Equipment sales & leasing                        33,047               35,139             105,374              98,737
   Hospitality                                      53,481               50,520             158,648             140,241
   Hospitality properties rent - CEI                16,489               13,656              48,871              40,450
   Land development                                 71,861               72,565             190,414             188,557
   Corporate general and administrative                698                  776               2,662               1,766
                                                 ---------            ---------           ---------           ---------

      Total operating expenses                     175,576              172,656             505,969             469,751
                                                 ---------            ---------           ---------           ---------

INCOME FROM OPERATIONS                               6,557                2,946              20,112              15,992
                                                 ---------            ---------           ---------           ---------

INVESTMENT INCOME                                    5,298                1,859              12,056              15,700
                                                 ---------            ---------           ---------           ---------

OTHER (INCOME) EXPENSE
   Interest expense                                  9,342                7,789              25,972              21,003
   Interest income                                  (1,001)                (884)             (2,886)             (2,648)
   Other                                                74                  182                  89                 325
                                                 ---------            ---------           ---------           ---------

      Total other (income) expense                   8,415                7,087              23,175              18,680
                                                 ---------            ---------           ---------           ---------

INCOME (LOSS) BEFORE INCOME TAXES
    AND MINORITY INTERESTS                           3,440               (2,282)              8,993              13,012

INCOME TAX PROVISION (BENEFIT)                         950               (1,284)              2,212                  60
                                                 ---------            ---------           ---------           ---------

INCOME (LOSS) BEFORE MINORITY INTERESTS              2,490                 (998)              6,781              12,952

MINORITY INTERESTS                                  (6,660)              (1,465)            (16,345)            (11,847)
                                                 ---------            ---------           ---------           ---------

NET INCOME (LOSS)                                $  (4,170)           $  (2,463)          $  (9,564)          $   1,105
                                                 =========            =========           =========           =========

EARNINGS (LOSS) PER SHARE
   Basic                                         $   (0.40)           $   (0.24)          $   (0.93)          $    0.11
                                                 =========            =========           =========           =========
   Diluted                                       $   (0.40)           $   (0.24)          $   (0.93)          $    0.10
                                                 =========            =========           =========           =========

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                            10,340               10,313              10,322              10,380
                                                 =========            =========           =========           =========
   Diluted                                          10,340               10,313              10,322              10,993
                                                 =========            =========           =========           =========


        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                        (Amounts in thousands, unaudited)

                                                Common stock          Treasury stock
                                            --------------------   --------------------    Additional
                                             Shares      Amount     Shares      Amount   paid-in capital
                                            --------    --------   --------    --------  ---------------

BALANCE at December 31, 1999                  11,415    $    114     (1,103)   $ (4,306)    $ 17,714

Comprehensive income (loss):

     Net loss                                     --          --         --          --           --

     Unrealized loss on Magellan warrants         --          --         --          --           --

Comprehensive income (loss)


Issuance of restricted common stock               28          --         --          --           40

Amortization of restricted common stock           --          --         --          --           --
                                            --------    --------   --------    --------     --------

BALANCE at September 30, 2000                 11,443    $    114     (1,103)   $ (4,306)    $ 17,754
                                            ========    ========   ========    ========     ========

                                                Deferred
                                              compensation   Accumulated
                                             on restricted  comprehensive  Retained
                                                 shares     income (loss)   deficit      Total
                                             -------------  -------------  ---------   ---------

BALANCE at December 31, 1999                   $   (198)      $(10,127)    $(23,719)   $(20,522)

Comprehensive income (loss):

     Net loss                                        --             --       (9,564)     (9,564)

     Unrealized loss on Magellan warrants            --         (1,087)          --      (1,087)
                                                                                       --------
Comprehensive income (loss)                                                             (10,651)


Issuance of restricted common stock                  --             --           --          40

Amortization of restricted common stock             (32)            --           --         (32)
                                               --------       --------     --------    --------

BALANCE at September 30, 2000                  $   (230)      $(11,214)    $(33,283)   $(31,165)
                                               ========       ========     ========    ========


        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Amounts in thousands, unaudited)

                                                                                     For the             For the
                                                                                Nine Months Ended   Nine Months Ended
                                                                                September 30, 2000  September 30, 1999
                                                                                ------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                 $  (9,564)          $   1,105
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
       Depreciation                                                                    17,904              15,432
       Amortization                                                                     9,182              10,349
       Provision for deferred income taxes                                            (13,710)            (23,902)
       Equity in income of unconsolidated subsidiaries                                (10,493)            (13,758)
       Minority interests                                                              16,345              11,847
       Gain on sale of property and equipment                                          (2,660)             (4,030)
       Gain on sale of investments                                                     (1,563)             (1,942)
       Changes in assets and liabilities, net of effects from acquisitions:
           Accounts receivable                                                        (20,936)             (8,512)
           Inventories                                                                  5,613             (29,973)
           Prepaid expenses and current assets                                         (5,842)             (1,555)
           Real estate                                                                (45,577)            (51,928)
           Other assets                                                                   437                 987
           Accounts payable and accrued expenses                                        7,371               9,751
           Accounts payable - CEI                                                      16,333               2,969
           Deferred revenue, current and noncurrent                                    35,827               6,789
           Other liabilities                                                              714                 449
                                                                                    ---------           ---------
                Net cash used in operating activities                                    (619)            (75,922)
                                                                                    ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business interests, net of cash acquired                                (578)            (23,852)
  Acquisition of business interests by
    Controlled Subsidiaries, net of cash acquired                                      (4,627)            (12,782)
  Purchases of property and equipment                                                 (51,432)            (38,743)
  Proceeds from sale of investments                                                     2,443              22,436
  Proceeds from sale of property and equipment                                         21,255              24,065
  Net proceeds from sale and collection of notes receivable                             9,928               3,361
  Net distributions from investments                                                    3,025               1,291
  Distributions from investments of Controlled Subsidiaries                             7,578              10,666
  Contributions to investments of Controlled Subsidiaries                              (2,550)             (3,015)
  Other                                                                                    --               1,137
                                                                                    ---------           ---------
                Net cash used in investing activities                                 (14,958)            (15,436)
                                                                                    ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of long-term debt                                                          200,613             248,655
  Payments on long-term debt                                                         (162,385)           (166,909)
  Proceeds of long-term debt - CEI                                                      6,634              36,342
  Payments on long-term debt - CEI                                                     (7,922)            (61,073)
  Capital contributions by minority interests                                          36,432              35,058
  Distributions to minority interests                                                 (37,594)             (8,133)
  Purchase of treasury stock                                                               --              (1,454)
  Other                                                                               (11,597)             (2,173)
                                                                                    ---------           ---------
                Net cash provided by financing activities                              24,181              80,313
                                                                                    ---------           ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                      8,604             (11,045)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                                  39,017              42,810
                                                                                    ---------           ---------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                                     $  47,621           $  31,765
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and related footnotes of the Company for the fiscal year ended December 31, 1999 included in the Company's Form 10-K, as well as, in conjunction with the Company's previously filed Form 10-Qs. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated unaudited interim financial statements have been included and all significant intercompany balances and transactions have been eliminated. Certain prior period information has been reclassified to conform to current period presentation. Due to acquisitions and seasonal fluctuations, operating results for interim periods reflected are not necessarily indicative of the results that may be expected for a full fiscal year.

The financial results of the Company primarily include the following:

    o   Subsidiaries which are wholly-owned and consolidated:

        o   Crescent Machinery Company ("Crescent Machinery");

        o   Rosestar Management LLC ("Rosestar"); and

        o   COI Hotel Group, Inc. ("COI Hotel").

    o Subsidiaries which are not wholly-owned but the Company controls and therefore consolidates ("Controlled Subsidiaries"):

        o   A 5% economic interest in:

            o The Woodlands Land Company, Inc. ("LandCo") which has a 42.5% general partner interest in The Woodlands Land Development Company, L.P. ("Landevco");

            o Desert Mountain Development Corporation ("Desert Mountain Development") which consolidates its 93% general partner interest in Desert Mountain Properties Limited Partnership ("DMPLP"); and

            o CRL Investments, Inc. ("CRL"), which beneficially owns 60% of CR Las Vegas, LLC ("CR Las Vegas") and 30% of CR License, LLC ("CR License").

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

    o Subsidiaries which the Company reports on the equity method of accounting:

        o A 52.5% interest (42.5% in 1999) in The Woodlands Operating Company, L.P. ("TWOC");

        o A 40% interest in Vornado Crescent Logistics Operating Partnership ("AmeriCold Logistics"); and

        o A direct 25% common membership interest in Charter Behavioral Health Systems, LLC ("CBHS");

        o An indirect 65% common membership interest in CBHS held through a limited partner interest in COPI CBHS Holdings, L.P.; and

    o A 1% interest in each of Crescent CS Holdings Corporation ("CS I") and Crescent CS Holdings II Corporation ("CS II") (collectively, "Temperature Controlled Logistics Partnerships").

    o A 15.8% common and 21.1% preferred interest in Transportal Network, Inc. ("Transportal Holding"), which has a 76% interest in Transportal Network LLC ("Transportal"), all of which the Company reports on the cost method of accounting.


2. RECENT DEVELOPMENTS:

HOSPITALITY

On November 3, 2000, Crescent Equities completed the sale of the Four Seasons Hotel in Houston and, in connection therewith, exercised its right under the lease agreement to terminate the lease. Under the lease agreement, Crescent Equities is obligated to pay the Company the fair market value of the remaining term of the lease. Such buy-out amount has not yet been determined.

On July 27, 2000, CRL exercised its option to purchase an additional 10% economic interest in CR License by paying $3.0 million, bringing CRL's total economic interest in CR License to 30%. CR License is the entity which owns the rights to the future use of the "Canyon Ranch" name.

INVESTMENT IN TEMPERATURE CONTROLLED LOGISTICS INTERNET OPPORTUNITY

During the second quarter, the Company restructured its business venture with Vornado Operating, Inc. and Crescent Equities to pursue a business-to-business internet opportunity relating to the Temperature Controlled Logistics business. As a result of the restructuring, the Company was relieved of its previously reported obligation to fund initial startup costs previously reported, which resulted in net investment income of $1.2 million during the second quarter of 2000 and left no basis in the investment. In October 2000, operations were ceased after Transportal failed to secure outside funding. The closure has no impact on the financial statements of Crescent Operating, and the Company has no obligation for future cash funding.

LAND DEVELOPMENT

On September 22, 2000, a limited partnership in which CDMC is a majority limited partner acquired a majority interest in the Northstar-at-Tahoe resort, a premier, up-scale ski resort located in North Lake Tahoe, California. The development is expected to span ten years and include an enhanced core village with new restaurants and retail shops, hotels and spas, and an extensive residential product mix of over 2,000 condominium and townhome units.

3. INVESTMENTS:

Investments consisted of the following (amounts in thousands):

                                                                September 30, 2000  December 31, 1999
                                                                ------------------  -----------------

Investment in Landevco .........................................     $ 51,251           $ 41,186
Investment in CDMC projects ....................................       17,087             11,254
Investment in CR License .......................................        5,624              2,797
Investment in CR Las Vegas .....................................        5,596              8,356
Investment in AmeriCold Logistics ..............................        5,423             11,791
Investment in Temperature Controlled Logistics Partnerships ....        2,571              3,068
Investment in Magellan warrants ................................        1,286              2,374
Investment in Houston Center Athletic Club ("HCAC") ............           --                864
Investment in TWOC .............................................       (2,307)            (1,220)
                                                                     --------           --------
                                                                     $ 86,531           $ 80,470
                                                                     ========           ========

Investment income consisted of the following (amounts in thousands):

                                                        Three months ended   Nine months ended
                                                        September 30, 2000   September 30, 2000
                                                        ------------------   ------------------

Equity in income of Landevco ...........................     $  6,024             $ 14,934
Equity in income of CDMC projects ......................          570                1,909
Equity in income (loss) of CRL .........................           81               (1,893)
Equity in income of HCAC ...............................           --                    8
Gain on sale of HCAC ...................................           --                1,562
Equity in income (loss) of Temperature Controlled
    Logistics Partnerships .............................           (7)                  33
Equity in income (loss) of Transportal Network .........          (20)                 375
Equity in income (loss) of TWOC ........................          (75)               1,496
Equity in loss of AmeriCold Logistics ..................       (1,275)              (6,368)
                                                             --------             --------
                                                             $  5,298             $ 12,056
                                                             ========             ========

A summary of financial information for the Company's investment in AmeriCold Logistics, which is a significant unconsolidated investment, is presented below (amounts in thousands).

                                                     AmeriCold Logistics
                                          ----------------------------------------
                                          Three months ended    Nine months ended
                                          September 30, 2000    September 30, 2000
                                          ------------------    ------------------

Revenues .................................    $ 161,461             $ 485,160
Gross profit .............................    $   7,900             $  17,157
Net income (loss) ........................    $  (3,187)            $ (15,920)

Crescent Operating's equity
    in income (loss) of subsidiary .......    $  (1,275)            $  (6,368)

AmeriCold Logistics has exercised its right, pursuant to the terms of its leases with the Temperature Controlled Logistics Partnerships, to defer a portion of its rent. As of September 30, 2000, AmeriCold Logistics had deferred a total of $16.9 million of rent.

AmeriCold Logistics is experiencing cash flow deficits which management of AmeriCold Logistics is currently addressing by the following: (i) discussions with the Temperature Controlled Logistics Partnerships (the "Landlord") to restructure the leases to reduce the rent and/or transfer to the Landlord all or a portion of maintenance capital requirements; (ii) sales of non-core assets; and (iii) capital infusion by new investors.

4. INTANGIBLE ASSETS:

Intangible assets consisted of the following (amounts in thousands):

                                        September 30, 2000  December 31, 1999
                                        ------------------  -----------------

Goodwill, net - Crescent Machinery .....      $14,138            $13,925
Goodwill, net - RoseStar ...............        1,255              1,417
Goodwill, net - COPI Colorado ..........       41,143             41,798
Membership intangible, net - DMPLP .....       29,508             34,937
                                              -------            -------
                                              $86,044            $92,077
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

                                                                                     September 30, 2000   December 31, 1999
                                                                                     ------------------   -----------------

 LONG-TERM DEBT - CORPORATE AND WHOLLY-OWNED SUBSIDIARIES

 Equipment notes payable to various finance companies, weighted average interest of 9.3% and 8.9% at September 30, 2000 and December 31, 1999,
 respectively, due 2000 through 2007 (Crescent Machinery) .....................            $111,372            $102,539

 Floor plan debt payable, three to twelve month terms at 0%
 interest (Crescent Machinery) ................................................              15,575              21,556

 Note payable to Crescent Partnership, interest at 9%, due May
 2002 (COPI) ..................................................................              20,867              19,500

 Line of credit payable to Crescent Partnership, interest at
 12%, due May 2002 or five years after the last draw (COPI) ...................              18,819              17,200

 Line of credit in the amount of $15.0 million payable to Bank of America,
 interest at LIBOR plus 1%, due August 31, 2001 (COPI) .........................             15,000              15,000

 Note payable to Crescent Partnership, interest at 12%, due
 through May 2002 (COPI) ......................................................              15,124              13,824

 Note payable to Crescent Partnership, interest at 12%, due May
 2002 (COPI) ..................................................................               9,847               9,000

 Notes payable to the sellers of equipment companies, weighted average interest of 7.6% and 7.7% at September 30, 2000 and December 31, 1999,
 respectively, due 2000 through 2003 (COPI) ...................................               5,288               7,255

 Notes payable to Crescent Partnership, weighted average interest of 10.0%
 and 9.7% at September 30, 2000 and December 31, 1999, respectively, due
 2002 through 2006 (RoseStar / COI Hotel) .....................................               1,750               2,571
                                                                                           --------            --------

            Total debt - corporate and wholly-owned subsidiaries ..............             213,642             208,445
                                                                                           --------            --------

 LONG-TERM DEBT - NON WHOLLY-OWNED SUBSIDIARIES

 Junior note payable to Crescent Partnership, interest at 14%,
 due December 2010 (DMPLP) ....................................................              59,000              60,000

 Construction loans for various East West Resort Development
 projects, interest at 7.8% to 13.9%, due through 2005 (CDMC) .................              46,587              45,024

 Line of credit in the amount of $56.2 million payable to
 Crescent Partnership, interest at 11.5%, due August 2004 (CDMC) ..............              41,628              49,357

 Line of credit in the amount of $40.0 million payable to
 Crescent Partnership, interest at 11.5%, due December 2006 (CDMC) ............              34,676              14,459

 Line of credit in the amount of $22.9 million payable to
 Crescent Partnership, interest at 12%, due January 2003 (CDMC) ...............              17,378              16,418

 Line of credit in the amount of $32.0 million payable to
 Crescent Partnership, interest at 11.5%, due September 2008 (CDMC) ...........              22,055                  --

 Line of credit in the amount of $45.0 million payable to National Bank of
 Arizona, interest at prime to prime plus 1%, due June 2001 (DMPLP) ...........                  --              13,756

 Line of credit in the amount of $7.0 million payable to
 Crescent Partnership, interest at 12%, due August 2003 (CRL) .................               7,000               5,666

 Term note in the amount of $0.2 million payable to Crescent
 Partnership, interest at 12%, due August 2003 (CRL) ..........................                 166                  --

 Term loan in the amount of $5.6 million payable to Crescent Partnership,
 interest ranging from 12% to 15%, due March 2001 (CDMC) ......................               5,600                  --

 Note payable to Crescent Partnership, interest at 12%, due June
 2005 (CDMC) ..................................................................               2,349               2,649

 Senior note payable to Crescent Partnership, interest at 10%,
 due December 2005 (DMPLP) ....................................................               6,012               6,100
                                                                                           --------            --------

           Total debt - non wholly-owned subsidiaries .........................             242,451             213,429
                                                                                           --------            --------

           Total long-term debt ...............................................            $456,093            $421,874
                                                                                           ========            ========

 Current portion of long-term debt - CEI ......................................            $ 15,613            $  8,000

 Current portion of long-term debt ............................................              60,916              69,459

 Long-term debt - CEI, net of current portion .................................             240,646             208,744

 Long-term debt, net of current portion .......................................             138,918             135,671
                                                                                           --------            --------

           Total long-term debt ...............................................            $456,093            $421,874
                                                                                           ========            ========

In February 2000, the Company modified certain debt agreements with Crescent Equities extending the timing of principal and interest payments until February 2001.

6. OTHER LIABILITIES:

Other liabilities consisted of the following (in thousands):

                                    September 30, 2000  December 31, 1999
                                    ------------------  -----------------

Deferred revenue ............            $65,880            $50,964
Deferred hospitality rent....              5,404              4,698
Other .......................                960              4,175
                                         -------            -------
                                         $72,244            $59,837
                                         =======            =======

7. EARNINGS PER SHARE:

Earnings per share ("EPS") is calculated as follows (in thousands, except per share data):

                                         Three months ended September 30, 2000      Nine months ended September 30, 2000
                                       ----------------------------------------   ----------------------------------------
                                            Net          Wtd. Avg.    Per Share        Net          Wtd. Avg.    Per Share
                                       Income (Loss)      Shares       Amount     Income (Loss)      Shares       Amount
                                       -------------     ---------    ---------   -------------     ---------    ---------

BASIC EPS .........................       $(4,170)        10,340       $(0.40)       $(9,564)        10,322       $(0.93)

EFFECT OF DILUTIVE SECURITIES:
Stock Options .....................            --             --                                         --           --
                                          -------         ------                     -------         ------

DILUTED EPS .......................       $(4,170)        10,340       $(0.40)       $(9,564)        10,322       $(0.93)
                                          =======         ======       ======        =======         ======       ======

The Company had 1,320,234 options for its common stock outstanding for each of the three and nine months ended September 30, 2000 which were not included in the calculation of diluted EPS as they were anti-dilutive.

8. INCOME TAXES:

The table below shows the reconciliation of the federal statutory income tax rate to the effective tax rate.

                                                        Three months ended  Nine months ended
                                                        September 30, 2000  September 30, 2000
                                                        ------------------  ------------------

Federal statutory income tax rate .................            35.0%              35.0%
State income taxes, net of federal tax benefit ....             5.0                5.0
Minority interests ................................           (11.2)             (14.2)
Other, net ........................................            (1.2)              (1.2)
                                                               ----               ----
           Effective tax rate .....................            27.6%              24.6%
                                                               ====               ====

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

9. BUSINESS SEGMENT INFORMATION:

Crescent Operating's assets and operations are located entirely within the United States and are comprised primarily of four business segments: (i) Equipment Sales and Leasing, (ii) Hospitality, (iii) Temperature Controlled Logistics and (iv) Land Development. In addition to these four business segments, the Company has grouped its investment in Magellan warrants, investment in CBHS, interest expense on corporate debt and general corporate overhead costs such as legal and accounting costs, insurance costs and corporate salaries as "Other" for segment reporting purposes. The Company has written off its entire investment and has no obligation or commitment to fund CBHS's operations (see Note 2 for information on CBHS's liquidation in bankruptcy) and no longer reports its operations related to CBHS as a separate segment. The Company does incur costs of ownership related to the CBHS investment, such as legal and accounting costs, and also incurred costs related to due diligence on the assets its subsidiary had offered to purchase from CBHS out of bankruptcy. The Company uses net income as the measure of segment profit or loss.

Business segment information is summarized as follows (in thousands):

                                                           Three months ended                          Nine months ended
                                                ----------------------------------------    ---------------------------------------
                                                September 30, 2000    September 30, 1999    September 30, 2000   September 30, 1999
                                                ------------------    ------------------    ------------------   ------------------
Revenues:
   Equipment Sales and Leasing .........            $  33,840             $  37,163             $ 108,514             $ 103,858
   Hospitality .........................               68,931                65,384               207,570               183,894
   Temperature Controlled Logistics ....                   --                    --                    --                    --
   Land Development ....................               79,362                73,055               209,997               197,991
   Other ...............................                   --                    --                    --                    --
                                                    ---------             ---------             ---------             ---------
   Total revenues ......................            $ 182,133             $ 175,602             $ 526,081             $ 485,743
                                                    =========             =========             =========             =========

Net income (loss):
   Equipment Sales and Leasing .........            $  (1,167)            $      65             $  (2,939)            $     312
   Hospitality .........................                 (635)                  719                   866                 1,960
   Temperature Controlled Logistics ....                 (784)               (1,015)               (3,593)                 (577)
   Land Development ....................                   90                  (577)                1,371                  (192)
   Other ...............................               (1,674)               (1,655)               (5,269)                 (398)
                                                    ---------             ---------             ---------             ---------
   Total net income (loss) .............            $  (4,170)            $  (2,463)            $  (9,564)            $   1,105
                                                    =========             =========             =========             =========

                                                September 30, 2000    December 31, 1999
                                                ------------------    -----------------
Identifiable assets:
   Equipment Sales and Leasing                      $ 185,813             $ 184,964
   Hospitality                                         54,930                44,805
   Temperature Controlled Logistics                    12,003                16,337
   Land Development                                   616,314               535,911
   Other                                               20,412                13,636
                                                    ---------             ---------
   Total identifiable assets                        $ 889,472             $ 795,653
                                                    =========             =========

10. LITIGATION:

The Company is a party to legal actions related to certain of its investments. Material losses related to such cases have not been deemed probable by management after consultation with outside counsel, and no financial statement accruals have been made. Based on the status of the cases, the Company is unable to determine a range of possible losses, if any, that might be incurred in connection with this litigation. The Company believes it is not probable that the ultimate resolution of this litigation will have a material adverse effect on its financial position and results of operations.

11. RECENT ACCOUNTING PRONOUNCEMENTS:

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, provides that all derivative instruments be recognized as either assets or liabilities depending on the rights or obligations under the contract and that all derivative instruments be measured at fair value. This pronouncement is effective for the Company beginning January 1, 2001, and will require the Company to record the net comprehensive income or loss related to the Magellan warrants in the statement of operations as a reduction or addition to net income for the year ended December 31, 2001. As of September 30, 2000, the Company had accumulated comprehensive loss related to the Magellan warrants of $10.7 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Item 2 should be read in conjunction with the interim consolidated financial statements and the accompanying notes presented in Item 1 to this Form 10-Q. The financial statements include all adjustments which management believes are necessary to reflect a fair statement of the financial results for the interim periods presented. All such adjustments are of a normal and recurring nature. The information contained in this Item 2 should also be read in conjunction with the more detailed information included in the Company's Form 10-K for the year ended December 31, 1999, as well as, in conjunction with the Company's previously filed Form 10-Qs. Capitalized terms used but not otherwise defined in this Item 2 have the meanings given to them in the notes to the financial statements included in Item 1.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those the Company expects to achieve. Some of the factors that might cause such a difference include:

    o the effect of the REIT Modernization Act upon future opportunities under the Intercompany Agreement with Crescent Partnership (the "Intercompany Agreement"), pursuant to which the Company and Crescent Partnership have agreed to provide the other with rights to participate in certain transactions, and the outcome of ongoing discussions with Crescent Equities about its interest in certain of the investments currently owned or operated by the Company that the REIT Modernization Act would allow Crescent Equities to own or operate,

    o any resolution of issues that relate to the bankruptcy petition of CBHS that is unfavorable to the Company, including, but not limited to, judgments against the Company in respect of lawsuits instituted in connection with the activities of CBHS prior to its bankruptcy filing,

    o the underperformance or non-performance of the Company's existing business investments,

    o the relatively high levels of debt that the Company maintains and the Company's ability to generate revenue sufficient to meet debt service payments and other operating expenses,

    o the Company's ability to refinance its outstanding debt (some of which requires "balloon" payments of principal) as necessary, and the possibility that any refinancing will result in higher interest rates or other terms less favorable to the Company,

    o the extreme sensitivity to changes in operations or business activities of certain of the Company's investments due to their high levels of debt and rental payments,

    o the availability of any equity and additional debt financing that may be necessary or advantageous to expand or maintain the Company's operations and investments, and

    o the potential adverse effect on the Company's cash flows and the value of the Company's investments or events in the industries in which the Company's businesses and investments operate and the economic, demographic and other competitive conditions affecting these industries.

Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company is not obligated to update these forward-looking statements to reflect any future events or circumstances.

                                    OVERVIEW

Crescent Operating is a diversified management company that, through various subsidiaries and affiliates, currently operates primarily in four business segments: (i) Equipment Sales and Leasing, (ii) Hospitality, (iii) Temperature Controlled Logistics (formerly Refrigerated Warehousing) and (iv) Land Development. Within these segments the Company owned the following as of September 30, 2000:

o THE EQUIPMENT SALES AND LEASING SEGMENT consisted of a wholly-owned interest in Crescent Machinery Company and its subsidiaries ("Crescent Machinery"), a construction equipment sales, leasing and service company with 18 locations in seven states.

o THE HOSPITALITY SEGMENT consisted of (i) the Company's lessee interests in Business Class Hotels which include the Denver Marriott City Center, the Hyatt Regency Albuquerque, the Four Seasons Hotel in Houston, Texas (hotel was sold and lease terminated in November; see Hospitality - Recent Developments), and the Renaissance Hotel in Houston, Texas; lessee interests in Luxury Spa Resorts which include the Hyatt Regency Beaver Creek, the Ventana Inn and Spa and the Sonoma Mission Inn and Spa (including the Sonoma Mission Inn Golf and Country Club); and lessee interests in Destination Fitness Resorts and Spas which include Canyon Ranch-Tucson and Canyon Ranch-Lenox (collectively, the "Hospitality Properties"), and (ii) a 5% economic interest in CRL Investments, Inc. ("CRL"), which has an investment in the Canyon Ranch Day Spa in the Venetian Hotel in Las Vegas, Nevada and participates in the future use of the "Canyon Ranch" name.

o THE TEMPERATURE CONTROLLED LOGISTICS SEGMENT consisted primarily of a 40% interest in (i) the operations of Vornado Crescent Logistics Operating Partnership ("AmeriCold Logistics"), which currently operates 103 refrigerated storage properties with an aggregate storage capacity of approximately 529.4 million cubic feet, (ii) an effective 12% common interest and a 16% preferred interest in Transportal Network LLC ("Transportal"), a venture planned to provide routing and load management services and facilitate related purchases over the internet to independent truckers, shippers and receivers to enable them to increase efficiency (ceased operations in October; see Temperature Controlled Logistics Segment - Recent Developments), and (iii) a 1% interest in Crescent CS Holdings Corporation ("CS I") and Crescent CS Holdings II Corporation ("CS II", and together with CS I, the "Temperature Controlled Logistics Partnerships").

o THE LAND DEVELOPMENT SEGMENT consisted of (i) a 4.65% economic interest in Desert Mountain, a master planned, luxury residential and recreational community in northern Scottsdale, Arizona, (ii) a 52.5% general partner interest in The Woodlands Operating Company, L.P. ("Woodlands Operating"),
    (iii) a 2.125% economic interest in The Woodlands Land Development Company L.P. ("Landevco") and (iv) a 60% economic interest in COPI Colorado, L.P. ("COPI Colorado"), a company that has a 10% economic interest in Crescent Development Management Corp. ("CDMC").

The Company has previously written off its entire investment and has no obligation or commitment to fund CBHS' operations and no longer reports its operations related to CBHS as a separate segment. CBHS has engaged in efforts to sell and liquidate, in a controlled fashion through the pending bankruptcy proceedings, all of its ongoing business. The Company does incur costs of ownership related to the CBHS investment, such as legal and accounting costs, and the Company incurred costs related to due diligence on the assets its subsidiary had offered to purchase out of bankruptcy. See Other - Recent Developments.

On December 17, 1999, President Clinton signed into law the REIT Modernization Act which will become effective after December 31, 2000, and contains a provision that would permit real estate investments trusts ("REITS"), such as Crescent Equities, to own and operate certain types of investments that are currently owned and operated by Crescent Operating. The REIT Modernization Act is expected to reduce the number of business opportunities that Crescent Equities would otherwise offer to the Company pursuant to the Intercompany Agreement. Crescent Equities has expressed an interest in certain of the investments currently owned or operated by the Company that the REIT Modernization Act would allow Crescent Equities to own or operate. Crescent Operating is exploring alternatives with Crescent Equities regarding a potential future transaction with respect to certain of the Company's investments and believes that an agreement may be reached in the fourth quarter of 2000.

                       EQUIPMENT SALES AND LEASING SEGMENT

FINANCIAL ACTIVITY

(in thousands)                             Three months ended September 30,  Nine months ended September 30,
                                           --------------------------------  -------------------------------
                                                 2000           1999               2000           1999
                                               --------       --------           --------       --------

Revenue:
   New and used equipment ..............       $ 15,800       $ 21,049           $ 59,401       $ 64,649
   Rental equipment ....................         10,887          8,932             27,813         20,355
   Parts, service and supplies .........          7,153          7,182             21,300         18,854
                                               --------       --------           --------       --------
Total revenue ..........................         33,840         37,163            108,514        103,858

Expenses:
   Cost of sales:
        New and used equipment .........         14,036         18,395             51,944         55,174
        Rental equipment ...............          6,539          4,249             16,529         11,597
        Parts, service and supplies ....          4,488          4,683             13,291         11,863
                                               --------       --------           --------       --------
   Total cost of sales .................         25,063         27,327             81,764         78,634

   Gross profit ........................          8,777          9,836             26,750         25,224

   Operating expenses ..................          7,984          7,812             23,610         20,103
                                               --------       --------           --------       --------

Income from operations .................       $    793       $  2,024           $  3,140       $  5,121
                                               ========       ========           ========       ========

EBITDA .................................       $  5,514       $  5,961           $ 15,466       $ 15,928
                                               ========       ========           ========       ========

Equipment sales and leasing revenue increased $4.6 million, or 4.4%, to $108.5 million for the nine months ended September 30, 2000, compared with $103.9 million for the nine months ended September 30, 1999. Net loss for the nine months ended September 30, 2000 was $2.9 million as compared with net income of $0.3 million for the nine months ended September 30, 1999. Profitability of the Equipment Sales and Leasing segment during the first nine months of 2000 was negatively impacted by lower new and used equipment sales and an increase in the amount of interest-bearing debt as well as an increase in overall interest rates as compared to last year. Crescent Machinery continues to incorporate the operations of its acquisitions into its overall business plan of growth in rental revenue while maintaining its distribution-based operations.

Earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") for the Equipment Sales and Leasing segment for the nine months ended September 30, 2000 was $15.5 million as compared with EBITDA of $15.9 million for the nine months ended September 30, 1999. Management believes that EBITDA can be a meaningful measure of operating performance, cash generation and the ability to service debt. However, EBITDA should not be considered as an alternative to: (i) net income (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity. There can be no assurance that the Company's EBITDA is comparable to similarly titled items reported by other companies.

                               HOSPITALITY SEGMENT

RECENT DEVELOPMENTS

On November 3, 2000, Crescent Equities completed the sale of the Four Seasons Hotel in Houston and, in connection therewith, exercised it right under the lease agreement to terminate the lease. Under the lease agreement, Crescent Equities is obligated to pay the Company the fair market value of the remaining term of the lease. Such buy-out amount has not yet been determined.

On July 27, 2000, CRL exercised its option to purchase an additional 10% economic interest in CR License by paying $3.0 million, bringing CRL's total economic interest in CR License to 30%. CR License is the entity which owns the rights to the future use of the "Canyon Ranch" name.

The Company has deferred payment of lease rental obligations on the Hospitality Properties; for additional information, see Liquidity and Capital Resources.

FINANCIAL ACTIVITY

The following table sets forth certain information about the Hospitality Properties for the nine months ended September 30, 2000 and 1999. The information for the Hospitality Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination health and fitness resorts that measure performance based on available guest nights.

                                                                        For the nine months ended September 30,
                                                        ----------------------------------------------------------------------
                                                               Average                  Average                 Revenue Per
                                                           Occupancy Rate             Daily Rate              Available Room
                                                        --------------------      ------------------         -----------------
                                         Rooms           2000         1999         2000        1999           2000        1999
                                         -----          -----        -----        -----       -----          -----       -----
Business Class Hotels:
Denver Marriott City Center .........      613             87%          81%       $ 121       $ 125          $ 104       $ 100
Hyatt Regency Albuquerque ...........      395             69           69          105         105             72          72
Four Seasons Hotel Houston(1) .......      399             71           65          204         197            145         128
Renaissance Houston(2) ..............      389             63           63           94          94             59          59
                                         -----          -----        -----        -----       -----          -----       -----
    Total/Weighted Average ..........    1,796             74%          71%       $ 131       $ 130          $  97       $  92
                                         =====          =====        =====        =====       =====          =====       =====

Luxury Spa Resorts:
Hyatt Regency Beaver Creek(3) .......      276             71%          75%       $ 268       $ 254          $ 191       $ 191
Sonoma Mission Inn & Spa ............      228(4)          77           82          300         219(4)         230         178(4)
Ventana Inn & Spa ...................       62             80           80          457         371            365         297
                                         -----          -----        -----        -----       -----          -----       -----
    Total/Weighted Average ..........      566             74%          78%       $ 304       $ 255          $ 226       $ 199
                                         =====          =====        =====        =====       =====          =====       =====

                                          Guest
Destination Fitness Resorts and Spas:     Nights
                                         --------
Canyon Ranch-Tucson..................      250(5)
Canyon Ranch-Lenox...................      212(5)
                                         -----          -----        -----        -----       -----          -----       -----
    Total/Weighted Average                 462             88%(6)       88%(6)    $ 579(7)    $ 528(7)       $ 487(8)    $ 446(8)
                                         =====          =====        =====        =====       =====          =====       =====

Grand Total/Weighted Average                               76%          75%       $ 239       $ 220          $ 187       $ 171
                                                        =====        =====        =====       =====          =====       =====

(1) This property was sold by Crescent Equities subsequent to September 30, 2000.

(2) The hotel is undergoing an estimated $15.5 million renovation project scheduled to be completed during the fourth quarter 2000. The renovation includes improvements to all guest rooms, the lobby, corridor, and exterior and interior systems.

(3) The hotel is undergoing a $6.9 million renovation of all guest rooms. The project is scheduled to be completed by the fourth quarter of 2001.

(4) In January 2000, 20 rooms, which previously were taken out of commission for construction of a 30,000 square foot, full-service spa in connection with an approximately $21.0 million expansion of the hotel, were returned to service. The expansion was completed in the second quarter of 2000. The overall expansion included 30 additional guest rooms. Rates were discounted during the construction period, which resulted in a lower average daily rate and revenue per available room in the first nine months of 1999.

(5) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.

(6) Represents the number of paying and complimentary guests for the period, divided by the maximum number of available guest nights for the period.

(7) Represents the average daily "all-inclusive" guest package charges for the period, divided by the average daily number of paying guests for the period.

(8) Represents the total "all-inclusive" guest package charges for the period, divided by the maximum number of available guest nights for the period.

                    TEMPERATURE CONTROLLED LOGISTICS SEGMENT

RECENT DEVELOPMENTS

During the second quarter, the Company restructured its business venture with Vornado Operating, Inc. and Crescent Equities to pursue a business-to-business internet opportunity relating to the Temperature Controlled Logistics business. As a result of the restructuring, the Company was relieved of its previously reported obligation to fund initial startup costs previously reported, which resulted in net investment income of $1.2 million during the second quarter of 2000 and left no basis in the investment. In October 2000, operations were ceased after Transportal failed to secure outside funding. The closure has no impact on the financial statements of Crescent Operating, and the Company has no obligation for future cash funding.

FINANCIAL ACTIVITY

The Company has a 40% economic interest in AmeriCold Logistics and a 0.4% interest in the Temperature Controlled Logistics Partnerships. Prior to the restructuring on March 12, 1999, the Company's economic share of the operations of the Temperature Controlled Logistics Partnerships for the nine months ended September 30, 1999 included a 2% economic interest for the period from January 1, 1999 through March 11, 1999 and a 0.4% economic interest for the period from March 12, 1999 through September 30, 1999. The Company's economic share of the operations of AmeriCold Logistics for the nine months ended September 30, 1999 includes a 40% economic interest for the period from March 12, 1999 through September 30, 1999.

The Company's share of pretax loss from AmeriCold Logistics for the three and nine months ended September 30, 2000 was $1.3 and $6.4 million, respectively. The Company's share of net income (loss) from the Temperature Controlled Logistics Partnerships for each of the three and nine months ended September 30, 2000 was less than $0.1 million.

AmeriCold Logistics has exercised its right, pursuant to the terms of its leases with the Temperature Controlled Logistics Partnerships, to defer a portion of its rent. As of September 30, 2000, AmeriCold Logistics had deferred a total of $16.9 million of rent.

AmeriCold Logistics is experiencing cash flow deficits which management of AmeriCold Logistics is currently addressing by the following: (i) discussions with the Temperature Controlled Logistics Partnerships (the "Landlord") to restructure the leases to reduce the rent and/or transfer to the Landlord all or a portion of maintenance capital requirements; (ii) sales of non-core assets; and (iii) capital infusion by new investors.

                            LAND DEVELOPMENT SEGMENT

FINANCIAL ACTIVITY

Net income for the Land Development Segment was $0.1 and $1.4 million for the three and nine months ended September 30, 2000, respectively. The Company's share of Desert Mountain Development's net income for each of the three and nine months ended September 30, 2000 was less than $0.1 million. The Company's share of net income from both The Woodlands Land Company and WOCOI Investment Company for the three and nine months ended September 30, 2000 was $0.1 and $1.4 million, respectively. The Company's share of COPI Colorado's net income for the three months ended September 30, 2000 and net loss for the nine months ended September 30, 2000 was less than $0.1 million.

The following table sets forth certain information as of September 30, 2000 relating to the active projects of the residential development properties in which the Company owns an interest.

                                                Total
                                              Lots/Units           Total            Average
                                  Total       Developed         Lots/Units        Closed Sale
                                Lots/Units      Since             Closed           Price Per        Range of Proposed
Land Development                 Planned      Inception       Since Inception     Lot/Unit(1)     Sale Prices Per Lot(2)
----------------                ----------    ----------      ---------------    ------------     ----------------------

Desert Mountain ...........        2,665         2,254              2,095        $ 490,000(3)       $425,000-$3,000,000(3)
The Woodlands .............       36,385        23,612             22,238        $  47,000          $ 13,800-$  990,000
CDMC ......................        2,745           593                339              N/A          $ 25,000-$4,545,000
                                  ------        ------             ------

Total Land Development ....       41,795        26,459             24,672
                                  ======        ======             ======

(1) Based on lots/units closed during the Company's ownership period.

(2) Based on existing inventory of developed lots and lots to be developed.

(3) Includes golf membership, which at September 30, 2000 was $225,000.

                                      OTHER

RECENT DEVELOPMENTS

On February 16, 2000, CBHS petitioned for relief under Chapter 11 of the United States Bankruptcy Code. Under the protection of the bankruptcy court, CBHS has engaged in efforts to sell and liquidate, in a controlled fashion, all of its ongoing business. On April 16, 2000, the asset purchase agreement to which a newly formed, wholly-owned subsidiary of Crescent Operating had agreed to acquire, for $24.5 million, CBHS's core business assets used in the operation of 37 behavioral healthcare facilities, subject to certain conditions, terminated by its own terms because not all of the conditions precedent to closing had been met by that date. Sales of 55 properties closed during the nine months ended September 30, 2000. Subsequent to September 30, 2000, three additional properties were sold and contracts or letters of intent have been entered into to sell five additional properties.

          SEGMENT FINANCIAL INFORMATION
      (Amounts in thousands, except share data)

The following is a summary of Crescent Operating's financial information reported by segment for the three months ended September 30, 2000:

                                                             EQUIPMENT                              TEMPERATURE
                                                               SALES                                 CONTROLLED
                                                            AND LEASING         HOSPITALITY          LOGISTICS
                                                            -----------         -----------         -----------
Revenues ..........................................          $  33,840           $  68,931           $      --

Operating expenses ................................             33,047              69,969                   4
                                                             ---------           ---------           ---------
Income (loss) from operations .....................                793              (1,038)                 (4)
                                                             ---------           ---------           ---------
Investment income (loss) ..........................                 --                  81              (1,303)
                                                             ---------           ---------           ---------
Other (income) expense
     Interest expense .............................              2,676                 252                  --
     Interest income ..............................                 (5)                (31)                 --
     Other ........................................                138                  --                  --
                                                             ---------           ---------           ---------
Total other (income) expense ......................              2,809                 221                  --
                                                             ---------           ---------           ---------
Income (loss) before income
     taxes and minority interest ..................             (2,016)             (1,178)             (1,307)
Income tax provision (benefit) ....................               (849)               (471)               (523)
                                                             ---------           ---------           ---------
Income (loss) before minority interests ...........             (1,167)               (707)               (784)
Minority interests ................................                 --                  72                  --
                                                             ---------           ---------           ---------
Net income (loss) .................................          $  (1,167)          $    (635)          $    (784)
                                                             =========           =========           =========
Net income (loss) per share, basic and diluted ....          $   (0.11)          $   (0.06)          $   (0.08)
                                                             =========           =========           =========
EBITDA Calculation:(1)
     Net income (loss) ............................          $  (1,167)          $    (635)          $    (784)
     Interest expense, net ........................              2,671                  27                 286
     Income tax provision (benefit) ...............               (849)               (423)               (523)
     Depreciation and amortization ................              4,859                 293                 929
                                                             ---------           ---------           ---------
EBITDA ............................................          $   5,514           $    (738)          $     (92)
                                                             =========           =========           =========
                                                               LAND
                                                            DEVELOPMENT            OTHER               TOTAL
                                                            -----------          ----------          ----------
Revenues ..........................................          $  79,362           $      --           $ 182,133

Operating expenses ................................             71,861                 695             175,576
                                                             ---------           ---------           ---------
Income (loss) from operations .....................              7,501                (695)              6,557
                                                             ---------           ---------           ---------
Investment income (loss) ..........................              6,520                  --               5,298
                                                             ---------           ---------           ---------
Other (income) expense
     Interest expense .............................              4,244               2,170               9,342
     Interest income ..............................               (893)                (72)             (1,001)
     Other ........................................                (63)                 (1)                 74
                                                             ---------           ---------           ---------
Total other (income) expense ......................              3,288               2,097               8,415
                                                             ---------           ---------           ---------
Income (loss) before income
     taxes and minority interest ..................             10,733              (2,792)              3,440
Income tax provision (benefit) ....................              3,911              (1,118)                950
                                                             ---------           ---------           ---------
Income (loss) before minority interests ...........              6,822              (1,674)              2,490
Minority interests ................................             (6,732)                 --              (6,660)
                                                             ---------           ---------           ---------
Net income (loss) .................................          $      90           $  (1,674)          $  (4,170)
                                                             =========           =========           =========
Net income (loss) per share, basic and diluted ....          $    0.01           $   (0.16)          $   (0.40)
                                                             =========           =========           =========

EBITDA Calculation:(1)
     Net income (loss) ............................          $      90           $  (1,674)          $  (4,170)
     Interest expense, net ........................                186               2,098               5,268
     Income tax provision (benefit) ...............                167              (1,118)             (2,746)
     Depreciation and amortization ................                179                 (18)              6,242
                                                             ---------           ---------           ---------
EBITDA ............................................          $     622           $    (712)          $   4,594
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

                          SEGMENT FINANCIAL INFORMATION
                    (Amounts in thousands, except share data)

The following is a summary of Crescent Operating's financial information reported by segment for the nine months ended September 30, 2000:

                                                             EQUIPMENT                              TEMPERATURE
                                                               SALES                                 CONTROLLED
                                                            AND LEASING         HOSPITALITY          LOGISTICS
                                                            -----------         -----------         -----------
Revenues ..........................................          $ 108,514           $ 207,570           $      --

Operating expenses ................................            105,374             207,518                  27
                                                             ---------           ---------           ---------
Income (loss) from operations .....................              3,140                  52                 (27)
                                                             ---------           ---------           ---------
Investment income (loss) ..........................                 --                (323)             (5,961)
                                                             ---------           ---------           ---------
Other (income) expense
     Interest expense .............................              7,809                 696                  --
     Interest income ..............................                (25)               (104)                 --
     Other ........................................                426                  (4)                 --
                                                             ---------           ---------           ---------
Total other (income) expense ......................              8,210                 588                  --
                                                             ---------           ---------           ---------
Income (loss) before income
     taxes and minority interest ..................             (5,070)               (859)             (5,988)
Income tax provision (benefit) ....................             (2,131)               (344)             (2,395)
                                                             ---------           ---------           ---------
Income (loss) before minority interests ...........             (2,939)               (515)             (3,593)
Minority interests ................................                 --               1,381                  --
                                                             ---------           ---------           ---------
Net income (loss) .................................          $  (2,939)          $     866           $  (3,593)
                                                             =========           =========           =========
Net income (loss) per share, basic and diluted ....          $   (0.28)          $    0.08           $   (0.35)
                                                             =========           =========           =========
EBITDA Calculation: (1)
     Net income (loss) ............................          $  (2,939)          $     866           $  (3,593)
     Interest expense, net ........................              7,784                  95                 856
     Income tax provision (benefit) ...............             (2,131)                578              (2,389)
     Depreciation and amortization ................             12,752                 872               2,585
                                                             ---------           ---------           ---------
EBITDA ............................................          $  15,466           $   2,411           $  (2,541)
                                                             =========           =========           =========
                                                               LAND
                                                            DEVELOPMENT            OTHER               TOTAL
                                                            -----------          ----------          ----------
Revenues ..........................................          $ 209,997           $      --           $ 526,081

Operating expenses ................................            190,414               2,636             505,969
                                                             ---------           ---------           ---------
Income (loss) from operations .....................             19,583              (2,636)             20,112
                                                             ---------           ---------           ---------
Investment income (loss) ..........................             18,340                  --              12,056
                                                             ---------           ---------           ---------
Other (income) expense
     Interest expense .............................             11,073               6,394              25,972
     Interest income ..............................             (2,509)               (248)             (2,886)
     Other ........................................               (335)                  2                  89
                                                             ---------           ---------           ---------
Total other (income) expense ......................              8,229               6,148              23,175
                                                             ---------           ---------           ---------
Income (loss) before income
     taxes and minority interest ..................             29,694              (8,784)              8,993
Income tax provision (benefit) ....................             10,597              (3,515)              2,212
                                                             ---------           ---------           ---------
Income (loss) before minority interests ...........             19,097              (5,269)              6,781
Minority interests ................................            (17,726)                 --             (16,345)
                                                             ---------           ---------           ---------
Net income (loss) .................................          $   1,371           $  (5,269)          $  (9,564)
                                                             =========           =========           =========
Net income (loss) per share, basic and diluted ....          $    0.13           $   (0.51)          $   (0.93)
                                                             =========           =========           =========
EBITDA Calculation: (1)
     Net income (loss) ............................          $   1,371           $  (5,269)          $  (9,564)
     Interest expense, net ........................                459               6,146              15,340
     Income tax provision (benefit) ...............              1,095              (3,515)             (6,362)
     Depreciation and amortization ................              1,007                 (54)             17,162
                                                             ---------           ---------           ---------
EBITDA ............................................          $   3,932           $  (2,692)          $  16,576
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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

Total revenue increased $6.5 million, or 3.7%, to $182.1 million for the three months ended September 30, 2000, compared with $175.6 million for the three months ended September 30, 1999. Total revenue increased $40.4 million, or 8.3%, to $526.1 million for the nine months ended September 30, 2000, compared with $485.7 million for the nine months ended September 30, 1999. The increase in total revenue is attributable to the factors discussed in the following paragraphs.

Equipment Sales and Leasing Segment

Equipment sales and leasing revenue decreased $3.4 million, or 9.1%, to $33.8 million for the three months ended September 30, 2000, compared with $37.2 million for the three months ended September 30, 1999. Equipment sales and leasing revenue increased $4.6 million, or 4.4%, to $108.5 million for the nine months ended September 30, 2000, compared with $103.9 million for the nine months ended September 30, 1999. Significant components of the three month decrease and nine month increase were:

o a decrease in new equipment revenues for the three months ended September 30, 2000 due to increased demand from customers for rentals as compared to purchases; and

o an increase in revenues for the nine months ended September 30, 2000 due to the Company's acquisitions of Westco Tractor & Equipment, Inc. ("Westco") in Santa Rosa, California during the first quarter of 1999, E. L. Lester and Company ("Lester") in Houston, Texas and Solveson Crane Rental ("Solveson") in Tracy, California during the second quarter of 1999 and the opening of the new location in Fort Worth, Texas on August 1, 1999 resulting in incremental revenue during the three and nine months ended September 30, 2000.

Hospitality Segment

Hospitality revenue increased $3.5 million, or 5.4%, to $68.9 million for the three months ended September 30, 2000, compared with $65.4 million for the three months ended September 30, 1999. Revenues increased $23.7 million, or 12.9%, to $207.6 million for the nine months ended September 30, 2000, compared with $183.9 million for the nine months ended September 30, 1999. Significant components of the overall increase were:

o increased revenues at Sonoma Mission Inn and Spa in the amount of $3.5 and $7.9 million for the three and nine months, respectively, which can be attributed to the 30 additional guest rooms completed in April 2000 as well as increased rates in the current year as compared to discounted rates used in the prior year during the construction period;

o increased revenues at the Renaissance Hotel in the amount of $6.2 million for nine months, which was not leased by the Company until June 19, 1999; and

o increased average daily rates at certain of the other Hospitality Properties resulted in higher revenues during 2000 as compared to the corresponding period in 1999.

Land Development Segment

Land development revenue, which represents revenue from Desert Mountain Development and COPI Colorado prior to the elimination of the minority interests, increased $6.3 million, or 8.6%, to $79.4 million for the three months ended September 30, 2000, compared with $73.1 million for the three months ended September 30, 1999. Revenues increased $12.0 million, or 6.1%, to $210.0 million for the nine months ended September 30, 2000, compared with $198.0 million for the nine months ended September 30, 1999. Significant components of the overall increase were:

o a $8.1 and $16.4 million increase in revenue from COPI Colorado during the three and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999, primarily due to CDMC's consolidation of certain investments which previously had been accounted for using the equity method; partially offset by

o a $1.8 and $4.4 million decrease in revenue from Desert Mountain Development for the three and nine months, respectively, due primarily to fewer homes being sold during the three and nine months ended September 30, 2000 as compared to the same periods in 1999.

OPERATING EXPENSES

Total operating expenses increased $2.9 million, or 1.7%, to $175.6 million for the three months ended September 30, 2000, compared with $172.7 million for the three months ended September 30, 1999. Total operating expenses increased $36.2 million, or 7.7%, to $506.0 million for the nine months ended September 30, 2000, compared with $469.8 million for the nine months ended September 30, 1999. The increase in total operating expenses is attributable to the factors discussed in the following paragraphs.

Equipment Sales and Leasing Segment

Equipment sales and leasing expenses decreased $2.1 million, or 6.0%, to $33.0 million for the three months ended September 30, 2000, compared with $35.1 million for the three months ended September 30, 1999. Equipment sales and leasing expense increased $6.7 million or 6.8% to $105.4 million for the nine months ended September 30, 2000, compared with $98.7 million for the nine months ended September 30, 1999. Significant components of the three month decrease and nine months increase were:

o an increase in expenses for the nine months ended September 30, 2000 due to the Company's acquisitions of Westco during the first quarter of 1999, Lester and Solveson during the second quarter of 1999 and the opening of the new location in Fort Worth, Texas on August 1, 1999 resulting in incremental operating expenses during the three and nine months ended September 30, 2000; and

o a decrease in expenses during the three months ended September 30, 2000, consistent with the decrease in equipment sales and leasing revenue that are not attributable to acquisitions.

Hospitality Segment

Hospitality expenses increased $5.8 million, or 9.0%, to $70.0 million for the three months ended September 30, 2000, compared with $64.2 million for the three months ended September 30, 1999. Expenses increased $26.8 million or 14.8% to $207.5 million for the nine months ended September 30, 2000, compared with $180.7 million for the nine months ended September 30, 1999. Significant components of the overall increase were:

o increased rent and expenses associated with the Renaissance Hotel in the amount of $7.6 million for the nine months, which was not leased by the Company until June 19, 1999;

o additional rent in the amount of $1.3 million and $3.6 million for the three and nine months ended September 30, 2000, resulting from increased revenue generated by the Hospitality Properties as well as additional rent in the amount of $0.5 million and $2.1 million for the three and nine months ended September 30, 2000 due to increased base rent as a result of capital expenditures made at certain of the hotels.

Land Development Segment

Land development expenses, which primarily represent operating costs incurred by Desert Mountain Development and COPI Colorado prior to the elimination of the minority interests, decreased $0.7 million, or 1.0%, to $71.9 million for the three months ended September 30, 2000, compared with $72.6 million for the three months ended September 30, 1999. Expenses increased $1.8 million or 1.0% to $190.4 million for the nine months ended

September 30, 2000, compared with $188.6 million for the nine months ended September 30, 1999. Significant components of the three month decrease and nine month increase were:

o a $7.3 and $11.4 million decrease in expenses incurred by Desert Mountain Development for the three and nine months, respectively, is due primarily to lower costs associated with decreased home sales during the three and nine months ended September 30, 2000 as compared to the same period in 1999; partially offset by

o a $6.6 and $13.0 million increase in expenses incurred by COPI Colorado during the three and nine months ended September 30, 2000 as compared to the same period in 1999, primarily due to CDMC's consolidation of certain investments which previously had been accounted for using the equity method.

Corporate General and Administrative Expenses

Corporate general and administrative expenses totaled $0.7 and $2.7 million for the three and nine months ended September 30, 2000, respectively, as compared to $0.8 and $1.8 million for the three and nine months ended September 30, 1999, respectively. These expenses consisted of general corporate overhead costs, such as legal and accounting costs, insurance costs and corporate salaries. The increase for the nine months ended September 30, 2000 compared to the same period in 1999 is primarily attributable to (i) costs of approximately $0.3 million for the nine months ended September 30, 2000 incurred in connection with proceedings in bankruptcy court and litigation outside of bankruptcy court arising from the Company's ownership interest in CBHS, (ii) professional fees of approximately $0.1 million for the nine months ended September 30, 2000 resulting from analyses of the REIT Modernization Act and the Company's exploration of alternatives with Crescent Equities regarding a potential future transaction with respect to certain of the Company's assets and (iii) transaction costs of approximately $0.5 million for the nine months ended September 30, 2000 incurred by the Company in conjunction with the negotiation, execution and termination of the asset purchase agreement with CBHS. The Company expects to incur additional litigation expenses in the future in defending against claims made as a result of the Company's ownership interest in CBHS. Although management cannot quantify these future expenses due to the unpredictable nature of litigation, management believes at this time that such expenses are not likely, in the aggregate, to become material to the Company as a whole. See Part II - Other Information - Legal Proceedings.

INVESTMENT INCOME

Investment income increased $3.4 million or 178.9%, to $5.3 million for the three months ended September 30, 2000, compared with $1.9 million for the three months ended September 30, 1999. Significant components of the overall increase were:

o an increase in equity in income of Landevco in the amount of $1.3 million primarily due to an increase in commercial land sales;

o an increase in equity in income of CRL in the amount of $1.1 million primarily due to start-up costs associated with CR Las Vegas expensed in the prior year; and

o an increase in equity in income of CDMC projects in the amount of $0.9 million.

For the nine months ended September 30, 2000, investment income decreased $3.6 million, or 22.9%, to $12.1 million, compared with $15.7 million for the nine months ended September 30, 1999. Significant components of the overall decrease were:

o a decrease in equity in income of CDMC projects in the amount of $1.1 million primarily due to CDMC's consolidation of certain of these investments which previously had been accounted for using the equity method;

o an increase of $3.6 million in equity in loss of AmeriCold Logistics, primarily due to holding the investment for a full nine months as compared to seven months in the prior year as well as increased labor costs; partially offset by

o an increase in equity in income of Landevco in the amount of $1.5 million primarily due to an increase in commercial land sales.

OTHER (INCOME) EXPENSE

Other (income) expense increased $1.3 million, or 18.3%, to $8.4 million for the three months ended September 30, 2000, compared with $7.1 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, other (income) expense increased $4.5 million, or 24.1%, to $23.2 million, compared with $18.7 million for the nine months ended September 30, 1999. The increase is primarily attributable to an increase in interest expense in the amount of $1.5 and $5.0 million for the three and nine months ended September 30, 2000, respectively, resulting from an increase in overall interest rates on floating rate debt and increases in outstanding indebtedness in connection with acquisitions and growth, partially offset by a decrease in indebtedness at Desert Mountain Development.

MINORITY INTERESTS

Minority interests increased $5.2 million, or 346.7%, to $6.7 million for the three months ended September 30, 2000, compared to $1.5 million for the three months ended September 30, 1999. Minority interests increased $4.5 million, or 38.1%, to $16.3 million for the nine months ended September 30, 2000, compared to $11.8 million for the nine months ended September 30, 1999. Minority interests consist of the non-voting interests in the Land Development segment and in CRL Investments.

INCOME TAX PROVISION (BENEFIT)

Income tax provision of $1.0 million for the three months ended September 30, 2000 represents a change of $2.3 million from the three months ended September 30, 1999. Income tax provision consisted of a $3.9 million tax provision for the Land Development segment, partially offset by a $0.5 million tax benefit for the Hospitality segment, a $1.1 million tax benefit at the corporate level, a $0.5 million tax benefit for the Temperature Controlled Logistics segment and a $0.8 tax benefit for the Equipment Sales and Leasing segment.

Income tax provision of $2.2 million for the nine months ended September 30, 2000 represents a change of $2.1 million from the nine months ended September 30, 1999. Income tax provision consisted primarily of a $10.6 million tax provision for the Land Development segment, partially offset by a $3.5 million tax benefit at the corporate level, a $2.4 million tax benefit for the Temperature Controlled Logistics segment, a $2.1 million tax benefit for the Equipment Sales and Leasing segment and a $0.3 million tax benefit for the Hospitality segment.

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

LIQUIDITY AND CAPITAL RESOURCES

Recognizing that cash flow from its assets would not be likely to provide the Company with adequate capital to meet its requirements during 2000, during the first quarter of 2000 the Company extended certain payment obligations by reaching agreements with Crescent Equities to defer, until 2001, payments on certain of Crescent Operating's obligations to Crescent Equities otherwise scheduled to be made in 2000. The deferrals include amendments to defer until February 2001 principal and interest payments otherwise due on loans from Crescent Partnership to Crescent Operating and permission to defer, during the time required to explore a potential future transaction with respect to certain of the Company's investments, payment of rent under lease agreements for the Hospitality Properties (rent payments accrued but deferred for periods through September 30, 2000, totaled approximately $15.0 million). With these agreements, the Company believes that it will be able to meet its capital requirements during 2000 from the recurring cash flow of its assets. The Company believes that alternatives for funding its long-term capital requirements include one or more restructuring transactions, including, but not limited to, the sale of certain assets and public or private issuances of equity. There can be no assurances, however, that any such transaction will occur, or, if it does, that the proceeds from the transaction would be sufficient to meet the Company's long-term capital requirements.

For a listing of the Company's primary debt financing arrangements, see Note 5 to the Financial Statements included in Part I.

CASH FLOWS

Cash and cash equivalents include amounts from all consolidated subsidiaries, including subsidiaries not wholly-owned. Changes, therefore, do not necessarily represent increases or decreases in cash directly available to the Company.

Cash and cash equivalents were $47.6 million and $39.0 million at September 30, 2000 and December 31, 1999, respectively. The 22.1% increase is attributable to $24.2 million of cash provided by financing activities, partially offset by $0.6 and $15.0 million of cash used in operating and investing activities, respectively.

OPERATING ACTIVITIES

The Company's outflow of cash used in operating activities of $0.6 million was primarily attributable to outflows from:

o    an increase in real estate of $45.6 million;

o    increase in accounts receivable of $20.9 million;

o    increase in deferred taxes of $13.7 million; and

o    equity in income from unconsolidated subsidiaries of $10.5 million.

The outflow of cash used in operating activities was partially offset by inflows from:

o    increase in deferred revenue of $35.8 million;

o    non-cash depreciation and amortization of $27.1 million;

o    increase in accounts payable to CEI of $16.3 million; and

o    minority interests of $16.3 million.

INVESTING ACTIVITIES

The Company's outflow of cash used in investing activities of $15.0 million was primarily attributable to outflows from:

o    purchases of property and equipment of $51.4 million.

The outflow of cash used in investing activities was partially offset by inflows from:

o    proceeds from the sale of property and equipment of $21.3 million;

o    net proceeds from sale and collection of notes receivable of $9.9 million;
     and

o increase in distributions from investments of controlled subsidiaries of $7.6 million.


FINANCING ACTIVITIES

The Company's inflow of cash provided by financing activities of $24.2 million was primarily attributable to inflow from:

o    proceeds of long-term debt of $200.6 million; and

o    capital contributions attributable to minority interests of $36.4 million.

The inflow of cash provided by financing activities was partially offset by outflows from:

o    payments of long-term debt of $162.4 million; and

o    distributions to minority interests of $37.6 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 1999, there have been no material changes to the information regarding market risk that was provided in the Company's Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CBHS became the subject of Chapter 11 bankruptcy proceedings by filing a voluntary petition on February 16, 2000, in United States Bankruptcy Court for the District of Delaware. Although CBHS is not a subsidiary of Crescent Operating, Crescent Operating does own a majority (90%) economic interest in CBHS. Crescent Operating's claims against the estate of CBHS include (i) its interests as a direct and indirect equity holder of CBHS and (ii) its claim for indemnification or contribution against third party lawsuits and claims where Crescent Operating is a named defendant with CBHS, such as lawsuits based upon alleged Worker Adjustment and Retraining Notification ("WARN") Act violations purported to have been committed by CBHS and/or its subsidiaries in closing behavioral health care facilities in 1999 and 2000. Prior to the original bar date of May 1, 2000 Crescent Operating filed proofs of claim against CBHS with regard to these claims; due in part to objections made by terminated CBHS employees that the May 1 bar date did not allow adequate time for them to file claims, including claims based on alleged violations of the WARN Act, the bar date has been reset to December 1, 2000.

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

Through the third quarter, four lawsuits, all seeking class action certification, had been filed against CBHS and its subsidiaries outside of the bankruptcy proceeding alleging violations of the WARN Act in the closing of certain healthcare facilities; three of those lawsuits also named Crescent Operating as a defendant. Under the automatic stay provisions of federal bankruptcy law, lawsuits against CBHS or its subsidiaries would be stayed unless otherwise directed by the bankruptcy court, but the lawsuits against other defendants, including Crescent Operating, would not be stayed automatically; however, the Company anticipated that those suits might be stayed because CBHS and its subsidiaries would be indispensable parties. On June 22, 2000, the plaintiffs in one of those suits voluntarily dismissed without prejudice Crescent Operating from that suit; based on discussions with the attorneys for the plaintiffs in the other two suits, the Company expects to be likewise dismissed without prejudice from those suits. A similar WARN adversary proceeding, also seeking class certification, was filed in June in the CBHS bankruptcy proceeding but in late July the plaintiffs filed a stipulation for dismissal of their complaint against Crescent Operating in that action. (In a separate action in bankruptcy court, a motion has been filed on behalf of a putative class of CBHS terminated employees in Texas, requesting permission for WARN claims to be made before the bankruptcy court.) In connection with the dismissals and anticipated dismissals in the three non-bankruptcy court lawsuits and the one bankruptcy court adversary proceeding discussed above, on July 24, 2000, the principal plaintiffs in those four actions filed suit against the Company, Crescent Partnership, Crescent Equities and certain entities related to Crescent Equities in the United States District Court for the District of Delaware. The plaintiffs did not include CBHS or its subsidiaries as defendants in that suit. The plaintiffs and the defendants (including the Company) in that case have agreed with the court to first seek determination of whether any of the defendants can be held to be an "employer" of the plaintiffs under the WARN Act and thus responsible for alleged violations of the WARN Act in the plaintiffs' terminations; a hearing on that question is scheduled for May 21, 2001. If the Company prevails, then the plaintiffs' suit against it would be dismissed; if the plaintiffs prevail, they would then seek to prove that their termination had violated the WARN Act. According to allegations made by plaintiffs in connection with the various lawsuits, the size of the potential plaintiff class may exceed 5,000 former employees. Although other similar lawsuits may be filed due to the closing of other facilities, the Company believes it more likely than not that all suits eventually will be consolidated before a single court. The lawsuits seek, among other relief, back pay and employee benefits for the 60-day maximum period allowed by the WARN Act. With respect to the pending suits and possible future claims against Crescent Operating based on the closure by CBHS or its subsidiaries of facilities in 1999 and 2000, the Company believes that such actions are without basis under the WARN Act and should be dismissed and that the Company should ultimately be successful in its defense of such suits and claims; however, no assurance can be given that Crescent Operating will prevail.

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

         10.105 Mutual Termination of Asset Management Agreement for Omni Austin Hotel, Austin, Texas, effective January 31, 2000, between Crescent Real Estate Equities Limited Partnership and COI Hotel Group, Inc. (filed as Exhibit
                        10.105 to March 31, 2000 From 10-Q and incorporated by reference herein)

         10.106 Master Asset Management and Administrative Services Agreement dated February 1, 2000, by and among Sonoma Management Corp. I, Crescent Operating, Inc. and each of its subsidiaries identified therein (filed as Exhibit
                        10.106 to March 31, 2000 From 10-Q and incorporated by reference herein)


         10.107 Management Agreement effective February 1, 2000, between Sonoma Management Corp. I, as Manager, and Crescent Real Estate Funding VIII, L.P., as Owner and assignor to the Company, relating to Ventana Inn & Spa (filed as Exhibit
                        10.107 to March 31, 2000 From 10-Q and incorporated by reference herein)

         10.108 Management Agreement effective February 1, 2000, between Sonoma Management Corp. I, as Manager, and Crescent Real Estate Funding VIII, L.P., as Owner and assignor to the Company, relating to Sonoma Mission Inn Golf and Country Club (filed as Exhibit 10.108 to March 31, 2000 From 10-Q and incorporated by reference herein)

         10.109 Management Agreement effective February 1, 2000, between Sonoma Management Corp. I, as Manager, and Crescent Real Estate Funding VIII, L.P., as Owner and assignor to the Company, relating to Sonoma Mission Inn and Spa (filed as Exhibit 10.109 to March 31, 2000 From 10-Q and incorporated by reference herein)

         10.110 Termination of Lease Agreement for The Four Seasons Hotel, Houston, effective November 3, 2000, between COI Hotel Group, Inc. and Crescent Real Estate Funding IX L.P. (filed herewith)

         10.111 First Amendment to Credit and Security Agreement effective February 1, 2000, between Crescent Realty Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $19.5 Million Credit and Security Agreement effective March 11, 1999 (filed herewith)

         10.112 Second Amendment to Credit and Security Agreement effective February 1, 2000, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $9 Million Credit and Security Agreement effective September 21, 1998 (filed herewith)

         10.113 Fourth Amendment to Amended and Restated Credit and Security Agreement effective February 1, 2000, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Amended and Restated Credit and Security Agreement effective May 21, 1997 (filed herewith)

         10.114 Fourth Amendment to Line of Credit Credit and Security Agreement effective February 1, 2000, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed herewith)

             27         Financial Data Schedule

         A complete exhibit listing is on file with the Securities and Exchange Commission.

(b)      Reports on Form 8-K

         Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of November, 2000.

                         CRESCENT OPERATING, INC.
                         (Registrant)


                            By    /s/ John C. Goff
                              ------------------------------------------------
                                  John C. Goff, President, Chief
                                  Executive Officer and Vice-Chairman
                                  (Principal Executive Officer)


                            By    /s/ Richard P. Knight
                              ------------------------------------------------
                                  Richard P. Knight, Vice President
                                  and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

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

         10.109         Management Agreement effective February 1, 2000, between
                        Sonoma Management Corp. I, as Manager, and Crescent Real
                        Estate Funding VIII, L.P., as Owner and assignor to the Company, relating to Sonoma Mission Inn and Spa (filed as Exhibit 10.109 to March 31, 2000 From 10-Q and incorporated by reference herein)

         10.110         Termination of Lease Agreement for The Four Seasons
                        Hotel, Houston, effective November 3, 2000, between COI
                        Hotel Group, Inc. and Crescent Real Estate Funding IX
                        L.P. (filed herewith)

         10.111 First Amendment to Credit and Security Agreement effective February 1, 2000, between Crescent Realty
                        Estate Equities Limited Partnership and Crescent
                        Operating, Inc. relating to $19.5 Million Credit and
                        Security Agreement effective March 11, 1999 (filed herewith)

         10.112 Second Amendment to Credit and Security Agreement effective February 1, 2000, between Crescent Real Estate
                        Equities Limited Partnership and Crescent Operating,
                        Inc. relating to $9 Million Credit and Security
                        Agreement effective September 21, 1998 (filed herewith)

         10.113         Fourth Amendment to Amended and Restated Credit and
                        Security Agreement effective February 1, 2000, between
                        Crescent Real Estate Equities Limited Partnership and
                        Crescent Operating, Inc. relating to Amended and
                        Restated Credit and Security Agreement effective May 21,
                        1997 (filed herewith)

         10.114         Fourth Amendment to Line of Credit Credit and Security
                        Agreement effective February 1, 2000, between Crescent
                        Real Estate Equities Limited Partnership and Crescent
                        Operating, Inc. relating to Line of Credit Credit and
                        Security Agreement effective May 21, 1997 (filed herewith)

             27         Financial Data Schedule