Form 10-K405
period 2000-12-31
CRESCENT OPERATING INC
filed 2001-04-17
CIK 1035426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-22725

                            CRESCENT OPERATING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                   75-2701931
---------------------------------          ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

   306 West 7th Street, Suite 1000
          Fort Worth, Texas                              76102
-----------------------------------------              ----------
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

                                YES [X]    NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the 9,055,453 shares of $0.01 par value common stock held by non-affiliates of the registrant on March 30, 2001 was $11.3 million based upon the closing price of $1.25 on The OTC Bulletin Board.

Number of shares of Common Stock outstanding as of March 30, 2001: 11,442,791

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission for registrant's 2000 Annual Meeting of Shareholders to be held in 2001 are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS


                                                                                                               PAGE
                                                                                                               ----
                                                      PART I.

Item 1.    Business......................................................................................        4
Item 2.    Properties....................................................................................       18
Item 3.    Legal Proceedings.............................................................................       18
Item 4.    Submission of Matters to a Vote of Security Holders...........................................       19


                                                      PART II.

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.........................       19
Item 6.    Selected Financial Data.......................................................................       20
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........       22
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk....................................       33
Item 8.    Financial Statements and Supplementary Data...................................................       33
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........       34


                                                     PART III.

Item 10.   Directors and Executive Officers of the Registrant............................................       34
Item 11.   Executive Compensation........................................................................       34
Item 12.   Security Ownership of Certain Beneficial Owners and Management................................       34
Item 13.   Certain Relationships and Related Transactions................................................       34


                                                      PART IV.

Item 14.   Exhibits, Financial Statements Schedules, and Reports on Form 8-K.............................       34

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although Crescent Operating, Inc. (the "Company") believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those the Company expects to achieve. The Company's management is currently actively involved in pursuing a strategic restructuring of the Company in an effort to alleviate the Company's liquidity issues. Any failure to complete such a restructuring of the Company would have a significant adverse effect on the Company and its expected results. Without corporate restructuring and/or infusion of significant equity, the Company will be unable to meet its financial obligations in a timely manner. The Company's auditors report included on the financial statements included in this Annual Report on Form 10-K has expressed substantial doubt about the Company's ability to continue to operate as a going concern. Some of the other factors that might cause material variation from the expectations reflected in the forward-looking statements include:

         o The inability of the Company to pay its obligations to Crescent Real Estate Equities Company ("Crescent Equities") as they come due (certain payment obligations have been deferred until April 20, 2001), which is probable in the absence of a successful restructuring of the Company or infusion of equity,

         o the relatively high levels of debt that the Company maintains and the Company's ability to generate revenue sufficient to meet debt service payments and other operating expenses,

         o the possibility that the Company's outstanding debt (some of which require "balloon" payments of principal) may be refinanced at higher interest rates or otherwise on terms less favorable to the Company,

         o the availability of equity and debt financing that may be necessary or advantageous to expand or maintain the Company's operations and investments,

         o the underperformance or non-performance of the Company's existing business investments,

         o any unfavorable resolution of issues that relate to the bankruptcy petition of Charter Behavioral Health Systems, LLC ("CBHS"), including, but not limited to, judgments against the Company in respect of lawsuits instituted in connection with the closure of certain CBHS facilities prior to CBHS's filing bankruptcy,

         o the impact of changes in the industries in which the Company's businesses and investments operate (including equipment sales and leasing, hospitality, temperature controlled logistics and land development) and the economic, demographic and other competitive conditions affecting those industries, the Company's cash flows and the value of the Company's investments,

         o the high levels of debt and rental payments to which certain of the Company's investments are subject make the earnings of those investments extremely sensitive to changes in operations or business activity, and

         o the effect of the REIT Modernization Act upon future opportunities under the Intercompany Agreement with Crescent Equities; the Intercompany Agreement is not expected to result in future business opportunities.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company is not obligated to update these forward-looking statements to reflect any future events or circumstances.

                                     PART I

ITEM 1.  BUSINESS

                                   THE COMPANY

Crescent Operating, Inc. ("Crescent Operating" or the "Company"), a Delaware corporation, was formed on April 1, 1997, by Crescent Real Estate Equities Company ("Crescent Equities" or "CEI") and its subsidiary Crescent Real Estate Equities Limited Partnership ("Crescent Partnership"). Effective June 12, 1997 Crescent Equities distributed shares of Crescent Operating common stock to shareholders of Crescent Equities and unit holders of Crescent Partnership, and, on that date, Crescent Operating became a public company. Crescent Operating was formed to be the lessee and operator of certain assets owned or to be acquired by Crescent Partnership. The relationship between the Company and Crescent Partnership is governed by the "Intercompany Agreement" which provides the Company and Crescent Partnership with rights to participate in certain transactions. The Company also engages in the equipment sales and leasing business, which is not related to Crescent Equities or the Intercompany Agreement. Unless the context otherwise requires, the terms "Crescent Operating", "the Company", "Crescent Equities", "CEI" and "Crescent Partnership" include the subsidiaries of each and, in the case of "CEI" and "Crescent Equities", includes "Crescent Partnership".

BUSINESS SEGMENTS

Crescent Operating, through various subsidiaries and affiliates, has assets and operations comprising four business segments: (i) Equipment Sales and Leasing,
(ii) Hospitality, (iii) Temperature Controlled Logistics and (iv) Land Development. Within these segments the Company owned the following for all or some portion of 2000:

o THE EQUIPMENT SALES AND LEASING SEGMENT consisted of a wholly owned interest in Crescent Machinery Company, a construction equipment sales, leasing and service company which had 18 locations in seven states. See Equipment Sales and Leasing - Recent Developments.

o THE HOSPITALITY SEGMENT consisted of (i) the Company's lessee interests in business class Hotels which include the Denver Marriott City Center, the Hyatt Regency Albuquerque, the Four Seasons Hotel in Houston, Texas (hotel was sold and lease terminated in November 2000; see Hospitality
         - Recent Developments), and the Renaissance Hotel in Houston, Texas; lessee interests in Luxury Spa Resorts which include the Hyatt Regency Beaver Creek, the Ventana Inn and Spa and the Sonoma Mission Inn and Spa (including the Sonoma Mission Inn Golf and Country Club); and lessee interests in Destination Fitness Resorts and Spas which include Canyon Ranch-Tucson and Canyon Ranch-Lenox (collectively, the "Hospitality Properties"), (ii) a two-thirds interest in the Houston Center Athletic Club Venture (investment was sold in January 2000; see Hospitality - Recent Developments) and (iii) a 5% economic interest in CRL Investments, Inc. ("CRL"), which has an investment in the Canyon Ranch Day Spa in the Venetian Hotel in Las Vegas, Nevada and participates in the future use of the "Canyon Ranch" name.

o THE TEMPERATURE CONTROLLED LOGISTICS SEGMENT consisted primarily of a 40% interest in (i) the operations of Vornado Crescent Logistics Operating Partnership ("AmeriCold Logistics"), which currently operates 99 refrigerated storage properties with an aggregate storage capacity of approximately 518 million cubic feet, (ii) an effective 12% common interest and a 16% preferred interest in Transportal Network LLC ("Transportal"), an abandoned venture planned to provide routing and load management services and facilitate related purchases over the internet to independent truckers, shippers and receivers to enable them to increase efficiency (ceased operations in October 2000; see Temperature Controlled Logistics Segment - Recent Developments), and
         (iii) a 1% interest in Crescent CS Holdings Corporation ("CS I") and Crescent CS Holdings II Corporation ("CS II", and together with CS I, the "Temperature Controlled Logistics Partnerships") (sold in December 2000; see Temperature Controlled Logistics segment - Recent Developments).

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

The Company sold its investment in CBHS, a behavioral healthcare provider, in December 2000. Prior to fiscal year 2000, the Company had written off its entire investment in CBHS and had ceased to report its operations related to CBHS as a separate segment. During 2000, the Company incurred costs of its previous ownership related to the CBHS investment, such as legal and accounting costs and costs related to due diligence on the assets the Company's subsidiary had offered to purchase out of bankruptcy. CBHS has engaged in efforts to sell and liquidate, in a controlled fashion through the pending bankruptcy proceedings, all of its ongoing business. See Other Investments - Charter Behavioral Health Systems, LLC - Recent Developments.

PROPOSED RESTRUCTURING OF CRESCENT OPERATING

On December 17, 1999, President Clinton signed into law the REIT Modernization Act, which became effective on January 1, 2001, and contains a provision that permits real estate investments trusts ("REITS"), such as Crescent Equities, to own and operate certain types of investments that are currently owned and operated by Crescent Operating, specifically the Hospitality and Land Development segments. As a consequence, Crescent Equities can retain business opportunities it would otherwise offer to the Company pursuant to the Intercompany Agreement. Crescent Operating is considering corporate restructuring alternatives which include the potential sale of the Company's Hospitality and Land Development segments to Crescent Equities.

                           EQUIPMENT SALES AND LEASING

OVERVIEW

Crescent Machinery is engaged in the sale, leasing and service of construction equipment and accessories to the construction industry located primarily in six states. The Company has dramatically expanded the equipment sales and leasing business it acquired in 1997. Historically, construction equipment businesses have been owned and operated primarily by individuals in a localized area. Crescent Operating has consolidated some of these businesses in order to gain improvements in purchasing and operating efficiencies. All of the Crescent Machinery locations are registered equipment dealers representing major lines of equipment. This differentiates Crescent Machinery from some of its pure rent-to-rent competition. Crescent Machinery's locations offer new and used equipment for sale and rent, have factory trained service personnel and provide parts and warranty service.

Management of Crescent Machinery is focused on a continued increase in the rental and leasing components as well as the parts and service aspect of Crescent Machinery's business, which management believes have the potential to generate higher profit margins. In implementing such strategy, management is specifically focusing on (i) the elimination of under producing assets to allow for overall improvement of its return on invested capital for both the rental and distribution businesses, (ii) increased volume by increased rental market share of core markets and (iii) growth of the rent-to-own programs and the parts and service businesses. The growth of rental fleet, while positioning Crescent Machinery to compete more effectively in its markets, has resulted in, and during the foreseeable future is likely to result in, increased depreciation and interest expense.

Crescent Machinery's core markets have experienced robust growth over the past several years; however, management believes that Crescent Machinery's core markets will grow at a slower rate over the next five years than during the last several years. Management believes that in the event of a significant downturn of the economy, the decline in construction demand would have the largest impact on Crescent Machinery's lowest margin revenue, new and used equipment sales. Conversely, during times of market softening, as contractors generally retain their equipment longer, Crescent Machinery would have the opportunity to obtain additional service and parts business as a result of older equipment remaining in the market. Crescent Machinery competes with various large and small companies. Crescent Machinery believes that the principal competitive factors in its markets for sale and rental of the construction equipment and accessories it offers are availability of requested equipment, competitive pricing, product features, parts and service. Crescent Machinery's operations are seasonal, and adverse weather conditions, such as extended periods of precipitation, can adversely affect its operations. The summer months typically have the greatest positive impact and the winter months typically have the greatest negative impact on the Company's consolidated results.

RECENT DEVELOPMENTS

In January 2001, the Franklin, Indiana Crescent Machinery location was closed and its assets have been transferred to other locations where management believes they can be better utilized.

OPERATIONAL STATISTICS



(in thousands)
                                                  For The Year Ended December 31,
                                         ------------------------------------------------
                                         2000       1999       1998       1997       1996
                                         ----       ----       ----       ----       ----
Revenue:
 New and used equipment ...........        54%        60%        62%        39%        42%
 Rental equipment .................        27%        21%        19%        32%        29%
 Parts, service and supplies ......        19%        19%        19%        29%        29%
                                         ----       ----       ----       ----       ----
Total revenue .....................       100%       100%       100%       100%       100%

Expenses:
 Cost of sales:
   New and used equipment .........        88%        85%        83%        89%        93%
   Rental equipment ...............        62%        55%        56%        65%        64%
   Parts, service and supplies ....        63%        67%        61%        78%        85%
                                         ----       ----       ----       ----       ----
 Total cost of sales ..............        76%        75%        73%        78%        82%

 Gross profit .....................        24%        25%        27%        22%        18%

 Operating expenses ...............        23%        21%        19%        16%        17%
                                         ----       ----       ----       ----       ----

Income from operations ............         1%         3%         7%         6%         1%
                                         ====       ====       ====       ====       ====

EBITDA ............................        13%        14%        17%        20%        16%
                                         ----       ----       ----       ----       ----

The Company is focused on increasing the profit margin on its rental revenue through increased utilization of existing assets, elimination of under producing assets from the rental fleet, as well as packaging rental equipment to our larger customers. The Company also continues to focus on minimizing operating costs and capturing synergies from the consolidation of the multiple acquisitions completed in prior years. Crescent Machinery's branch locations are currently fully integrated into a financial and operational computer system which allows management access, across all branches, to accurate information on a timely basis. Management believes that the improved information flow is critical to capturing the synergies of the consolidated group. Management believes these initiatives are critical to the future success of the Company.

MARKET INFORMATION

The Company believes that predicted slowdowns in private construction expenditures will likely be offset by increases in public construction. Directly related to such increase, is the highway construction-related business resulting from the Transportation Equity Act for the 21st Century ("TEA-21"). TEA-21 provides for record federal highway program funding of $173 billion over a five-year period, which represents a 40% increase over previous funding levels. In Texas and California, the states in which Crescent Machinery is most active, the percentage increase in federal funding for highway programs over previous levels is 60% and 45%, respectively. Historical double-digit industry growth of equipment rentals have slowed, with growth currently projected at approximately 6% per year for the foreseeable future.

                                   HOSPITALITY

OVERVIEW

The Hospitality segment generally consists of the operations of the Hospitality Properties. Each of such properties is owned by Crescent Partnership or its affiliates and all are leased to subsidiaries of the Company under long term leases. In addition to these properties, the Company also has other investments in CRL and, until January 2000, the Houston Center Athletic Club Venture ("HCAC"), which was sold for $2.4 million.

The Hospitality Properties are comprised of unique luxury resorts, business and convention hotels and destination health and fitness resorts and make up a small portion of the hospitality industry. Because Crescent Operating, for the most part, relies on third-party operators such as Marriott, Hyatt and Four Seasons, the Company enjoys the advantage of the third-party operators' nationwide advertising, reservation services and strong management.

Each of the Hospitality Properties is under lease with Crescent Equities, with terms that expire from December 2004 to June 2009 and generally provide for (i) base rent, with periodic rent increases, (ii) percentage rent based on a percentage of gross hotel revenues less food and beverage revenues above a specified amount and (iii) a percentage of gross food and beverage revenues above a specified amount. Under the leases, the Company's subsidiaries have assumed the rights and obligations of the property owner under the respective management agreement with the hotel operators (including the property management agreements with Sonoma Management Company ("SMC") for Sonoma Mission Inn and Spa, Sonoma Mission Inn Golf and Country Club and Ventana Inn and Spa), as well as the obligation to pay all property taxes and other charges against the property. As part of each of the lease agreements for eight of the Hospitality Properties, Crescent Equities has agreed to fund all capital expenditures relating to furniture, fixtures and equipment reserves required under the applicable management agreements. The only exception is Canyon Ranch-Tucson, in which instance the Company owns all furniture, fixtures and equipment associated with the property and will fund all related capital expenditures. The Company has deferred payment of lease rental obligations on the Hospitality Properties, see Liquidity and Capital Resources.

All of the Company's Hospitality Properties, except for the Sonoma Mission Inn and Spa, Sonoma Mission Inn Golf and Country Club and the Ventana Inn and Spa, are managed by third party operators. Through January 2000, Sonoma Mission Inn and Spa, Sonoma Mission Inn Golf and Country Club and the Ventana Inn and Spa were managed by the Company with asset management oversight provided by The Varma Group under asset management agreements. The Varma Group was the exclusive asset manager of the Company's Hospitality Properties. Johanna Varma, a principal of The Varma Group, was President of the Hospitality division of the Company until February 2000.

Effective February 1, 2000, The Varma Group asset management agreements were terminated by mutual agreement of the parties; at the same time, Crescent Operating and its hospitality subsidiaries entered into a Master Asset Management and Administrative Services Agreement with SMC to manage the Hyatt Albuquerque, the Four Seasons Hotel Houston, the Renaissance Hotel Houston and the Denver City Center Marriott. At the same time, the Company's hospitality subsidiaries accepted assignment from the owners of the Sonoma Mission Inn and Spa, the Sonoma Mission Inn Golf and Country Club and the Ventana Inn and Spa of its property management agreements with SMC. The principals of SMC are Sanjay and Johanna Varma and Crescent Equities is an equity owner in SMC. Payment of obligations under the Master Asset Management and Administrative Services Agreement are guaranteed by the Company. For each property for which it provides asset management services, SMC will receive a base fee equal to 0.85% of gross revenues of the property managed plus an incentive fee of 50% of actual net income in excess of budgeted net income. For each property for which it provides property management services, SMC will receive a base fee equal to 2.0% of gross revenues of the property plus an incentive fee of 20% of net operating income in excess of 12% annual return on investment to owner.

As consideration for its services under the Master Asset Management and Administrative Services Agreement, SMC received an annual base fee (and no incentive fee) for 2000 of approximately $0.8 million, for its asset management services related to the Hyatt Albuquerque, the Four Seasons Hotel Houston, the Renaissance Houston Hotel and the Denver City Center Marriott. Following the sale of the Four Seasons Hotel in Houston (discussed below), a subsidiary of the Company paid SMC $0.3 million for the early termination of its asset management agreement related to that hotel.

Crescent Partnership has committed capital towards projects at certain of the Hospitality Properties to further enhance the guests' experience. Significant projects during 2000 include:

         o Approximately $21.0 million expansion at the Sonoma Mission Inn and Spa which was completed in the second quarter of 2000. The expansion included a 30,000 square foot full-service spa, 30 additional suites and a parking deck.

         o Approximately $15.5 million renovation project at the Renaissance Houston Hotel which was completed in the fourth quarter of 2000. The renovation included improvement to all guest rooms, the lobby, and exterior and interior systems.

         o Approximately $5.0 million renovation project at the Four Seasons in Houston. The renovation included improvement to guest rooms and common areas.

         o An estimated $6.9 million renovation at the Hyatt Regency Beaver Creek, scheduled to be completed by the fourth quarter of 2001. The renovation includes improvement to all guest rooms.

The Company has limited the potential impact of downturns in the hospitality industry on the Company by limiting Crescent Operating's guarantee of the rent payment obligations of its Hospitality segment subsidiaries. The Company's guarantee related to rent payments is limited to cash generated by the Hospitality segment, i.e. cash flows from segments other than Hospitality would not be used to fund rent payments in the event cash flows of the Hospitality Properties were less than scheduled rent payments.

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

The Company's Hospitality Properties in Denver and Albuquerque are business and convention center hotels that compete against other similar hotels in their markets. The Company believes, however, that its destination health and fitness resorts are unique properties that have very limited competition. In addition, the Company believes that its other Hospitality Properties experience limited or no direct competition due to their high replacement costs and unique concepts or locations. The Hospitality Properties do compete, to a limited extent, against business class hotels or middle-market resorts in their geographic areas, as well as against luxury resorts nationwide and around the world.

The company has a 5% economic interest, representing all of the voting stock of CRL. On July 27, 2000, CRL exercised its option to purchase an additional 10% economic interest in CR license LLC ("CR License") by paying $3.0 million, bringing CRL's total economic interest in CR license to 30%. CR license is the entity which owns the rights to the future use of the "Canyon Ranch" name. CRL also has an approximate 65% economic interest in the Canyon Ranch Spa Club located in the venetian Hotel in Las Vegas.

Effective January 31, 2000, HCAC sold substantially all of its assets to an unrelated party. Through a wholly owned subsidiary, the Company received proceeds from the sale of $2.4 million resulting in an approximate $1.5 million gain which was recognized by Crescent Operating in the first quarter of 2000.

On November 3, 2000, Crescent Equities completed the sale of the Four Seasons Hotel in Houston and, in connection therewith, exercised its right under the lease agreement to terminate the lease. As required under the lease agreement, Crescent Equities paid the Company the fair market value of the remaining term of the lease in the fourth quarter of 2000 which was agreed to be $16.6 million and resulted in a gain of $18.3 million (the difference primarily consisting of the elimination of the straight-line rent liability related to the lease).

OPERATIONAL STATISTICS

The following table sets forth certain information about the Hospitality Properties, excluding the Sonoma Mission Inn Golf and Country Club, HCAC, CRL and the Four Seasons for the years ended December 31, 2000 and 1999. The information below is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination health and fitness resorts that measure performance based on available guest nights.



                                                                                   For the year ended December 31,
                                                                                 -----------------------------------
                                                                                    Average            Average
                                                                                   Occupancy            Daily
                                                                                     Rate                Rate
                                                                                 -------------     -----------------
                             Location           Lease Expiraton     Rooms        2000     1999      2000      1999
                             --------           ---------------     -----        ----     ----     ------     ------
Business Class Hotels:
Denver Marriott City Center    Denver, CO         June 2005           613        84%      80%     $  120      $   124
Hyatt Regency Albuquerque      Albuquerque, NM    December 2005       395        69       66         106          106
Renaissance Houston            Houston, TX        June 2009           389        59       63          95           94
                                                                    -----        --       --      ------      -------
    Total/Weighted Average                                          1,397        73%      71%     $  111      $   112
                                                                    =====        ==       ==      ======      =======

Luxury Spa Resorts:
Hyatt Regency Beaver Creek     Avon, CO           December 2004       276        69%      72%     $  254      $   244
Sonoma Mission Inn & Spa       Sonoma, CA         October 2006(6)     228(1)     75       79         302          225
Ventana Inn & Spa              Big Sur, CA        December 2007        62        78       78         458          388
                                                                    -----        --       --      ------      -------
    Total/Weighted Average                                            566        72%      75%     $  298      $   255
                                                                    =====        ==       ==      ======      =======

                                                                    Guest
                                                                   Nights
Destination Fitness
Resorts and Spas:
Canyon Ranch-Tucson            Tucson, AZ         July 2006           250(2)
Canyon Ranch-Lenox             Lenox, MA          December 2006       212(2)
                                                                    -----        --       --      ------      -------
    Total/Weighted Average                                            462        86%(3)   87%(3)  $  593(4)   $   543(4)
                                                                    =====        ==       ==      ======      =======

Grand Total/Weighted Average                                                     75%      75%     $  246      $   227
                                                                                 ==       ==      ======      =======





                                                              For the year ended December 31,
                                                              -------------------------------
                                                                          Revenue
                                                                            Per
                                                                      Available Room
                                                                    -----------------
                                 Location        Lease Expiration    2000       1999
                               ---------------   ----------------   ------     ------
Business Class Hotels:
Denver Marriott City Center    Denver, CO         June 2005         $  101     $   99
Hyatt Regency Albuquerque      Albuquerque, NM    December 2005         73         70
Renaissance Houston            Houston, TX        June 2009             56         59
                                                                    ------     ------
    Total/Weighted Average                                          $   80     $   80
                                                                    ======     ======

Luxury Spa Resorts:
Hyatt Regency Beaver Creek     Avon, CO           December 2004     $  176     $  175
Sonoma Mission Inn & Spa       Sonoma, CA         October 2006(6)      226        179
Ventana Inn & Spa              Big Sur, CA        December 2007        358        302
                                                                    ------     ------
    Total/Weighted Average                                          $  216     $  191
                                                                    ======     ======

Destination Fitness
Resorts and Spas:
Canyon Ranch-Tucson            Tucson, AZ         July 2006
Canyon Ranch-Lenox             Lenox, MA          December 2006
                                                                    ------     ------
    Total/Weighted Average                                          $  487(5)  $  451(5)
                                                                    ======     ======

Grand Total/Weighted Average                                        $  189     $  176
                                                                    ======     ======


(1) In January 2000, 20 rooms, which were previously taken out of commission for construction of a 30,000 square foot full-service spa in connection with an approximately $21 million expansion of the hotel, were returned to service. The expansion was completed in the second quarter of 2000. The expansion also included 30 additional guest rooms. Rates were discounted during the construction period, which resulted in a lower average daily rate and revenue per available room for the year ended December 31, 1999, as compared to December 31, 2000.

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

(6) The lease related to the Sonoma Mission Inn Golf and Country Club expires in October 2008.

MARKET INFORMATION

The following is derived from various industry sources. Average hotel room rental rates grew 4.9%, 4.0%, 4.4% and 6.2%, in 2000, 1999, 1998 and 1997,
respectively. Within the luxury and upscale segments of the industry, average room rental rates increased approximately 4.5% from 1999 to 2000. Industry information was compiled from information published by Smith Travel Research.

Business and convention travel accounts for about two-thirds of overall room demand and has risen over the last three years along with the improving economy. Domestic leisure travel has also increased, especially among the "baby boomers", who are not only at the prime age for leisure travel but also have a greater tendency to travel than previous generations. A healthier, more active senior population is also contributing to the increase in travel. With the aging of the "baby boomer" generation and the growing interest in quality of life activities, the resort/spa industry also is experiencing significant growth in the United States.

                        TEMPERATURE CONTROLLED LOGISTICS

OVERVIEW

The Temperature Controlled Logistics segment consists primarily of a 40% interest in the operations of AmeriCold Logistics. AmeriCold Logistics, headquartered in Atlanta, Georgia, has 6,700 employees and operates 99 temperature controlled storage facilities nationwide with an aggregate of approximately 518 million cubic feet of refrigerated, frozen and dry storage space. Of the 99 warehouses, AmeriCold Logistics leases 88 temperature controlled facilities with an aggregate of approximately 439 million cubic feet from the Temperature Controlled Logistics Partnerships, and manages 11 additional facilities containing approximately 79 million cubic feet of space. AmeriCold Logistics provides the frozen food industry with refrigerated storage and transportation management services.

AmeriCold Logistics leases the refrigerated storage facilities used in its business. The leases, as amended, which commenced in March 1999, generally have a 15-year term with two five-year renewal options and provide for the payment of fixed base rent and percentage rent based on revenues AmeriCold Logistics receives from its customers. Fixed base rent was approximately $136.0 million in 2000 and will be approximately $137.0 million per annum from 2001 through 2003, $139.0 million per annum from 2004 through 2008 and $141.0 million per annum from 2009 through February 28, 2014. Percentage rent for each lease is based on a specified percentage of revenues in excess of a specified base amount. The aggregate base revenue amount under five of the six leases is approximately $350.0 million and the weighted average percentage rate is approximately 36% through 2003, approximately 38% for the period from 2004 through 2008 and approximately 40% for the period from 2009 through February 28, 2014. The aggregate base revenue amount under the sixth lease is approximately $32.0 million through 2001, and approximately $26.0 million for the period from 2002 through February 28, 2014, and the percentage rate is 24% through 2001, 37.5% for the period from 2002 through 2006, 40% from 2007 through 2011 and 41% from 2012 through February 28, 2014. AmeriCold Logistics recognized $164.5 million and $133.1 million of rent expense for the year ended December 31, 2000 and from March 11, 1999 (acquisition date) through December 31, 1999, respectively. AmeriCold Logistics is required to pay for all costs arising from the operation, maintenance and repair of the properties, including all real estate taxes and assessments, utility charges, permit fees and insurance premiums, as well as property capital expenditures in excess of $5.0 million annually. AmeriCold Logistics has the right to defer the payment of 15% of the fixed base rent and all percentage rent for up to three years beginning on March 11, 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent. AmeriCold Logistics deferred $19.0 million and $5.4 million of rent payments for the periods ending December 31, 2000 and December 31, 1999, respectively. See Temperature Controlled Logistics - Recent Developments for discussion of the restructuring of these leases in February 2001.

Under the terms of the partnership agreement for AmeriCold Logistics, Vornado Operating, Inc. ("Vornado Operating") has the right to make all decisions relating to the management and operations of AmeriCold Logistics other than certain major decisions that require the approval of both the Company and Vornado Operating. Vornado Operating must obtain Crescent Operating's approval for specified matters involving AmeriCold Logistics, including approval of the annual budget, requiring specified capital contributions, entering into specified new leases or amending existing leases, selling or acquiring specified assets and any sale, liquidation or merger of AmeriCold Logistics. If the partners fail to reach an agreement on such matters during the period from November 1, 2000 through October 30, 2007, Vornado Operating may set a price at which it commits to either buy Crescent Operating's investment, or sell its own, and Crescent Operating will decide whether to buy or sell at that price. If the partners fail to reach agreement on such matters after October 30, 2007, either party may set a price at which it commits to either buy the other party's investment, or sell its own, and the other party will decide whether to buy or sell at that price. Neither partner may transfer its rights or interest in the partnership without the consent of the other partner. The partnership will continue for a term through October 30, 2027, except as the partners may otherwise agree.

During the second quarter of 2000, the Company restructured its business venture with Vornado Operating, Inc. and Crescent Equities to pursue a business-to-business internet opportunity relating to the Temperature Controlled Logistics business. As a result of the restructuring, the Company was relieved of its previously reported obligation to fund initial startup costs previously reported, which resulted in net investment income of $1.2 million during the second quarter of 2000 and left no basis in the investment. In October 2000, operations were ceased after Transportal failed to secure outside funding. The closure has no impact on the financial statements of Crescent Operating, and the Company has no obligation for future cash funding.

On December 1, 2000, the Company exercised a preexisting put option to sell the remaining 20% of its 5% interest in the Temperature Controlled Logistics Partnerships to Crescent Partnership for $4.1 million, which resulted in a gain of $0.7 million recognized in the fourth quarter of 2000.

RECENT DEVELOPMENTS

On February 22, 2001, the AmeriCold Logistics leases were restructured to, among other things, (i) reduce 2001's contractual rent to $146.0 million ($14.5 million less than 2000's contractual rent), (ii) reduce 2002's contractual rent to $150.0 million (plus contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4.5 million to $9.5 million effective January 1, 2000 and (iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

MARKET INFORMATION

AmeriCold Logistics provides frozen food manufacturers with refrigerated warehousing and transportation management services. The Temperature-Controlled Logistics Properties consist of production and distribution facilities. Production facilities differ from distribution facilities in that they typically serve one or a small number of customers located nearby. These customers store large quantities of processed or partially processed products in the facility until they are further processed or shipped to the next stage of production or distribution. Distribution facilities primarily serve customers who store a wide variety of finished products to support shipment to end-users, such as food retailers and food service companies, in a specific geographic market.

Transportation management services include freight routing, dispatching, freight rate negotiation, backhaul coordination, freight bill auditing, network flow management, order consolidation and distribution channel assessment. AmeriCold Logistics' temperature-controlled logistics expertise and access to both the frozen food warehouses and distribution channels enable the customers of AmeriCold Logistics to respond quickly and efficiently to time-sensitive orders from distributors and retailers.

Customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations, including H.J. Heinz & Co., ConAgra, Inc., Sara Lee Corp., Tyson Foods, Inc. and McCain Foods, Inc.

AmeriCold Logistics is the largest operator of public refrigerated warehouse space in the country. AmeriCold Logistics operated an aggregate of approximately 30% of total public refrigerated warehouse space as of December 31, 2000. No other person or entity operated more than 8% of total public refrigerated warehouse space as of December 31, 2000. As a result, AmeriCold Logistics does not have any competitors of comparable size. AmeriCold Logistics operates in an environment in which competition is national, regional and local in nature and in which the range of service, temperature-controlled logistics facilities, customer mix, service performance and price are the principal competitive factors.

OPERATIONAL INFORMATION

The following table shows the location and size of facility for each of the properties operated by AmeriCold Logistics as of December 31, 2000:


                                          Total Cubic                                                    Total Cubic
                         Number of          Footage                                    Number of           Footage
      State              Properties      (in millions)                State            Properties       (in millions)
-------------------     -------------    --------------         ------------------    -------------     --------------
Alabama                        5               9.5               Missouri(1)                2                46.8
Arizona                        1               2.9               Nebraska                   2                 4.4
Arkansas                       6              33.1               New York                   1                11.8
California                    12              49.8               North Carolina             3                10.0
Colorado                       1               2.8               Ohio                       1                 5.5
Florida                        5               7.5               Oklahoma                   2                 2.1
Georgia                        7              44.5               Oregon                     6                40.4
Idaho                          2              18.7               Pennsylvania               4                50.8
Illinois                       2              11.6               South Carolina             1                 1.6
Indiana                        1               9.1               South Dakota               2                 6.3
Iowa                           2              12.5               Tennessee                  3                10.6
Kansas                         2               5.0               Texas                      4                27.2
Kentucky                       1               2.7               Utah                       1                 8.6
Maine                          1               1.8               Virginia                   2                 8.7
Massachusetts                  5              10.5               Washington                 6                28.7
Minnesota                      1               5.9               Wisconsin                  3                17.4
Mississippi                    1               4.7               Canada                     1                 4.8
                                                                                      -------------     --------------
                                                                Total                      99               518.3
                                                                                      =============     ==============


(1) Includes one underground facility of approximately 33.1 million cubic feet.


                                LAND DEVELOPMENT

OVERVIEW

The Land Development segment consisted primarily of:

         o a 4.65% economic interest in Desert Mountain, a master planned, luxury residential and recreational community in northern Scottsdale, Arizona;

         o a 52.5% general partner interest in Woodlands Operating, which provides management, advisory, landscaping and maintenance services to The Woodlands, Texas and is the lessee of The Woodlands Resort and Conference Center;

         o a 2.125% economic interest in Landevco, which owns approximately 7,500 acres for commercial and residential development as well as a realty office, an athletic center, and interests in both a title company and a mortgage company;

         o a 60% economic interest in COPI Colorado, an entity that has a 10% economic interest in CDMC, which invests in entities that develop or manage residential and resort properties (primarily in Colorado) and provides support services to such properties.

The Land Development segment competes against a variety of other housing alternatives including other planned developments, pre-existing single-family homes, condominiums, townhouses and non-owner occupied housing, such as luxury apartments. The Company believes that The Woodlands, Desert Mountain and the entities in which CDMC has investments contain certain features that provide competitive advantages to these developments. The Woodlands, which is an approximately 27,000-acre, master-planned residential and commercial community north of Houston, Texas, is unique among developments in the Houston area because it functions as a self-contained community.

Amenities contained in the development, which are not contained within other local developments, include a shopping mall, retail centers, office buildings, a hospital, a community college, places of worship, a conference center, 60 parks, 81 holes of golf, two man-made lakes, a riverwalk and a performing arts pavilion. The Woodlands could be adversely affected by downturns in the Houston economy. The Company believes that the entities in which CDMC has investments do not have any direct competitors because the locations of the projects are unique and the land is limited in these locations. Desert Mountain, a luxury residential and recreational community in Scottsdale, Arizona, which also offers five 18-hole golf courses and tennis courts, does not have any significant direct competitors due in part to the types of amenities that it offers. Substantially all of the remaining residential lots for the four developments that traditionally have competed with Desert Mountain were sold during 1997. As a result, these developments have become resale communities that no longer compete with Desert Mountain in any significant respect.

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

Woodlands Operating was formed to provide management, advisory, landscaping and maintenance services to entities affiliated with Crescent Operating and Crescent Equities as well as to third parties. Pursuant to the terms of service agreements, Woodlands Operating performs general management, landscaping and maintenance, construction, design, sales, promotional and other marketing services for certain properties in which Crescent Equities owns a direct or indirect interest. In addition, Woodlands Operating monitors certain of the real estate investments of, and provides advice regarding real estate and development issues to, such entities. As compensation for its management and advisory services, Woodlands Operating is paid a monthly advisory fee on a cost-plus basis. As compensation for its landscaping and maintenance services, Woodlands Operating receives a monthly fee on a cost-plus basis related to performing the required landscaping and maintenance services. Each service agreement provides for an initial term of at least 12 months (subject to earlier termination under certain circumstances) and is renewed automatically, unless terminated by either party upon giving prior notice as specified in each agreement.

Woodlands Operating also leases The Woodlands Conference Center and Country Club, an executive conference center with a private golf and tennis club and certain related assets (the "Conference Center") from The Woodlands Commercial Properties Company, L.P. ("Woodlands Commercial"), a partnership, the interests of which are owned by Crescent Equities and certain Morgan Stanley Group funds. Woodlands Operating leases the Conference Center on a triple net basis and will pay base rent in the amount of $0.75 million per month during the eight-year term of the lease. The lease also provides for the payment of percentage rent for each calendar year in which gross receipts from the operation of the Conference Center exceed certain amounts.

The Woodlands Operating partnership agreement provides that distributions be made to partners in accordance with specified payout percentages which change based upon whether certain established cumulative preferred returns have been earned. As cumulative preferred returns reach certain thresholds, distributions to the Company from Woodlands Operating increase from 42.5% to 49.5% and then from 49.5% to 52.5%. Beginning in 2000, both the 42.5% and the 49.5% thresholds were met by Woodlands Operating; therefore, the payout percentage to the Company has increased to 52.5%.

THE WOODLANDS LAND COMPANY, INC.

Crescent Operating owns all of the voting stock, representing a 5% economic interest, of The Woodlands Land Development Company ("LandCo"), a residential and commercial development corporation which was formerly wholly owned by Crescent Partnership. LandCo holds a 42.5% general partner interest in, and is the managing general partner of, Landevco, a Texas limited partnership in which certain Morgan Stanley funds hold a 57.5% limited partner interest. Landevco primarily owns (i) approximately 4,700 acres of land capable of supporting the development of more than 12,500 lots for single-family homes, (ii) approximately 1,800 acres capable of supporting more than 16.7 million net rentable square feet of commercial development, (iii) a realty office, (iv) contract rights relating to the operation of its property, (v) an athletic center and (vi) a 50% interest in a title company.

The Landevco partnership agreement provides that distributions be made to partners in accordance with specified payout percentages which change based upon whether certain established cumulative preferred returns have been earned. As cumulative preferred returns reach certain thresholds, distributions to Landco from Landevco increase from 42.5% to 49.5% and then from 49.5% to 52.5%. Beginning in 2001, the 42.5% threshold was met by Landevco; therefore, the payout percentage to the Company has increased by 0.4% to 2.525%.

CRESCENT DEVELOPMENT MANAGEMENT CORP.

CDMC's investments include direct and indirect economic interests that vary from 18% to 70% consisting primarily of the following: (i) five residential and commercial developments and eleven residential developments in Colorado, South Carolina and California; (ii) a timeshare development in Colorado; (iii) two transportation companies that provide approximately 80% of the airport shuttle service to Colorado resort areas; and (iv) an interest in a partnership that owns an interest in the Ritz Carlton Hotel in Palm Beach, Florida. Until December 2000, CDMC had an indirect economic interest in a real estate company that specializes in the management of resort properties in Colorado, Utah, South Carolina and Montana. That investment was transferred to CDMC II, a newly formed entity having the same owners, board of directors and officers as CDMC, in anticipation of the proposed restructuring discussed above. In connection with that transfer, CDMC II assumed the indebtedness of CDMC incurred in connection with that investment, all of which is owed to Crescent Partnership. Effective March 30, 2001, CDMC II sold that investment -- a membership interest in East West Resorts, LLC ("EWR") -- to a company affiliated with the other owner of EWR, for cash and a secured promissory note. CDMC II immediately transferred the cash and note to Transportal Investment Corp. ("TIC") in exchange for its assumption of all of its indebtedness and dissolved. Crescent Operating owns 1%, and Crescent Partnership owns 99%, of TIC, which owns an interest in Transportal (see "Temperature Controlled Logistics -- Overview" for discussion of Transportal investment).

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

COPI Colorado has purchased approximately 1.1 million shares of Crescent Operating common stock at a total purchase price of $4.3 million. The average price paid for such shares, excluding brokers' commissions, was $3.88 per share. COPI Colorado has not purchased shares of Crescent Operating since August 1999.

OPERATIONAL STATISTICS

The following table sets forth certain information as of December 31, 2000 relating to the residential development properties.


                                                    Total          Total       Average
                                       Total      Lots/Units     Lots/Units    Closed
                                       Lots/       Developed       Closed     Sale Price
                                       Units         Since         Since       Per Lot/       Range of Proposed
Land Development                      Planned      Inception     Inception     Unit(1)      Sale Prices Per Lot(2)
----------------                      -------     ----------     ----------   --------      ---------------------
Desert Mountain ..............         2,665         2,298         2,130      $496,000      $425,000-$3,000,000(3)
The Woodlands ................        36,385        24,111        22,754      $ 53,000      $ 14,400-$1,000,000
CDMC .........................         2,732           618           557           N/A      $ 25,000-$4,545,000
                                      ------        ------        ------

Total Land Development .......        41,782        27,027        25,441
                                     =======       =======        ======

(1)  Based on lots/units closed during the Company's ownership period.

(2)  Based on existing inventory of developed lots and lots to be developed.

(3)  Includes golf membership, which as of December 31, 2000, was $225,000.


                                OTHER INVESTMENTS

CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC

CBHS was the largest provider of behavioral health care treatment in the United States. From September 9, 1999 to December 29, 2000, Crescent Operating (which prior thereto had owned 50% of CBHS) owned a 25% common membership interest and 100% of the preferred membership interests in CBHS, and a limited partnership interest in COPI CBHS Holdings (controlled by individual officers of Crescent Operating), in which Crescent Operating owned 100% of the economic interests, and which owned 65% of the common interests of CBHS. In the fourth quarter of 1999, CBHS began significant downsizing, including the closing of 18 facilities in December 1999 and 33 facilities in January 2000. Closure of those facilities resulted in the filing by terminated employees of several lawsuits against CBHS and others, including Crescent Operating, for alleged violation of the WARN Act (see Item 3 -- Legal Proceedings). On February 16, 2000, CBHS petitioned for relief under Chapter 11 of the United States Bankruptcy Code. Under the protection of the bankruptcy court, CBHS has engaged in efforts to sell and liquidate, in a controlled fashion, all of its ongoing business. On April 16, 2000, the asset purchase agreement to which a newly formed, wholly-owned subsidiary of Crescent Operating had agreed to acquire, for $24.5 million, CBHS's core business assets used in the operation of 37 behavioral healthcare facilities, subject to certain conditions, terminated by its own terms because not all of the conditions precedent to closing had been met by that date. Sales of 60 properties closed during the twelve months ended December 31, 2000. Subsequent to December 31, 2000, two additional properties were sold and contracts or letters of intent have been entered into to sell five additional properties. CBHS has stated in pleadings filed with the bankruptcy court that it intends to close its remaining facilities by March 31, 2001 and terminate all remaining employees by April 30, 2001.

On December 29, 2000 the Company sold its 25% common interest and its 100% preferred membership interest in CBHS, and COPI CBHS Holdings sold its 65% common interest in CBHS, to The Rockwood Financial Group, Inc. ("Rockwood") for a nominal sum. As a result of the liquidation of CBHS through bankruptcy, the equity investment in CBHS became worthless. Rockwood is wholly owned by Jeffrey
L. Stevens, the Company's Executive Vice President and Chief Operating Officer and a Director. The sale of CBHS to Rockwood was effected as part of the Company's tax planning strategy.

MAGELLAN WARRANTS

In connection with the transaction in which the Company acquired its interest in CBHS in 1997, the Company purchased, for $12.5 million, warrants to acquire 1,283,311 shares of Magellan Health Services, Inc. ("Magellan") common stock for an exercise price of $30.00 per share. The Magellan warrants are exercisable in varying increments beginning on May 31, 1998 and ending on May 31, 2009. The Company has written down its investment in the warrants based on the estimated fair value of the warrants of $3.0 million at December 31, 2000, using the Black-Scholes pricing model.

For additional financial information related to the Company's business segments, see the Company's notes to the consolidated financial statements.

                        RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, provides that all derivative instruments be recognized as either assets or liabilities depending on the rights or obligations under the contract and that all derivative instruments be measured at fair value. The Company is required to adopt SFAS No. 133, as amended by SFAS No. 138, effective January 1, 2001. Upon adoption, the Company will be required to record the net comprehensive loss related to the Magellan warrants as a charge in the statement of operations. Based on the value of the Magellan warrants at December 31, 2000, the impact on the Company's Statement of Operations on January 1, 2001 will be an expense of approximately $9.5 million. From January 1, 2001 forward, the Company will be required to record all changes in the fair value of the Magellan warrants as investment income (loss) in the statement of operations.

                     TRANSACTIONS WITH CRESCENT PARTNERSHIP

Historically, Crescent Operating generally has been involved with Crescent Equities in two types of transactions: "LESSEE TRANSACTIONS" and "CONTROLLED SUBSIDIARY TRANSACTIONS".

         o LESSEE TRANSACTIONS are those in which Crescent Operating enters into a transaction to lease and operate real property that is owned by Crescent Partnership but which could not, under prior law applicable to REITs, be operated by Crescent Partnership due to Crescent Equities's status as a REIT. Lessee Transactions include the Company's leases of Hospitality Properties.

         o CONTROLLED SUBSIDIARY TRANSACTIONS are those in which Crescent Operating invests alongside Crescent Partnership in acquisitions where Crescent Operating owns all of the voting stock, and Crescent Partnership owns all of the non-voting stock of a corporate acquisition vehicle which in turn acquires a target business which cannot be operated by Crescent Partnership due to Crescent Equities's status as a REIT. The voting stock represents the controlling interest of the entity being purchased, and due to its status as a REIT, Crescent Equities could not hold a controlling interest in such entities. Controlled Subsidiary Transactions include investments in CRL, Desert Mountain and Landco.

Crescent Operating and Crescent Partnership have entered into the Intercompany Agreement to provide each other with rights to participate in the types of transactions mentioned above. The Intercompany Agreement provides, subject to certain terms, that Crescent Partnership will provide Crescent Operating with a right of first refusal to become the lessee of any real property acquired by Crescent Partnership if Crescent Partnership determines that, consistent with Crescent Equities's status as a REIT, it is required to enter into a "master" lease arrangement. Crescent Operating's right of first refusal under the Intercompany Agreement is conditioned upon the ability of Crescent Operating and Crescent Partnership to negotiate a mutually satisfactory lease arrangement and the determination of Crescent Partnership, in its sole discretion, that Crescent Operating is qualified to be the lessee. In general, a master lease arrangement is an arrangement pursuant to which an entire property or project (or a group of related properties or projects) is leased to a single lessee. If a mutually satisfactory agreement cannot be reached within a 30-day period (or such longer period to which Crescent Operating and Crescent Partnership may agree), Crescent Partnership may offer the opportunity to others.

Currently, under the Intercompany Agreement, Crescent Operating has agreed not to acquire or make (i) investments in real estate which, for purposes of the Intercompany Agreement, includes the provision of services related to real estate and investment in hotel properties, real estate mortgages, real estate derivatives or entities that invest in real estate assets or (ii) any other investments that may be structured in a manner that qualifies under the federal income tax requirements applicable to REITs. Crescent Operating has agreed to notify Crescent Partnership of, and make available to Crescent Partnership, investment opportunities developed by Crescent Operating, or of which Crescent Operating becomes aware but is unable or unwilling to pursue.

The Intercompany Agreement is not expected to result in any future business opportunities from Crescent Equities to Crescent Operating since the REIT Modernization Act became effective January 1, 2001. The REIT Modernization Act permits REITS to own and operate certain types of investments that Crescent Operating acquired from Crescent Equities because prior law did not allow it to own or operate such investments.

                                    EMPLOYEES

As of December 31, 2000, Crescent Operating and the following consolidated subsidiaries had the number of employees indicated below:



Crescent Operating-corporate .......................      10
Equipment Sales and Leasing segment ................     438
Hospitality segment ................................     764
Land Development segment ...........................     639
                                                       -----

                                                       1,851
                                                       =====

The Company has excluded employees of Woodlands Operating, Landevco and AmeriCold Logistics, as these subsidiaries represent equity investments for financial reporting purposes.

ITEM 2.  PROPERTIES

At December 31, 2000, the Company, through its subsidiary, Crescent Machinery, owned fee simple interests in four properties. The properties are located in Dallas and Austin, Texas, Tulsa, Oklahoma and Van Wert, Ohio. The Company, directly or indirectly, also held leasehold interests in certain facilities, including the Hospitality Properties and other leased Crescent Machinery locations (collectively, the "Leased Properties"). Management believes that each of the owned and the Leased Properties is adequately maintained and suitable for use in its respective capacity. The Company or certain of its subsidiaries has entered into lease agreements in respect of the Leased Properties, pursuant to which each respective lessee is responsible for routine maintenance of the subject property.

For further description as to the general character of the Company's properties by segment, see Item 1.

ITEM 3.  LEGAL PROCEEDINGS

CBHS became the subject of Chapter 11 bankruptcy proceedings by filing a voluntary petition on February 16, 2000, in United States Bankruptcy Court for the District of Delaware. Although CBHS is not a subsidiary of Crescent Operating, Crescent Operating did own a majority (90%) economic interest in CBHS, until December 29, 2000. Crescent Operating's claims against the estate of CBHS include (i) its interests as a direct and indirect equity holder of CBHS and (ii) its claim for indemnification or contribution against third party lawsuits and claims where Crescent Operating is a named defendant with CBHS, such as lawsuits based upon alleged WARN Act violations purported to have been committed by CBHS and/or its subsidiaries in closing behavioral health care facilities in 1999 and 2000. Crescent Operating has filed proofs of claim against CBHS with regard to these claims; however, the Company now believes that there exists substantial doubt whether any of its claims will be collectible, due to the presumptively insolvent nature of the debtors' estate.

Another claimant in the CBHS bankruptcy is Crescent Partnership (together with its parent, Crescent Equities), which is the owner of certain facilities leased to and operated by CBHS and its subsidiaries and is also the secured lender of $10 million to CBHS. CBHS has an arrearage on its lease payments owed to Crescent Partnership accrued prior to the commencement of bankruptcy. While the claims of Crescent Partnership against CBHS are not necessarily adverse to the interests of Crescent Operating, the interests of Crescent Partnership are separate, distinguishable and at least nominally in conflict with the competing interests and claims of all other interested parties in the bankruptcy, including Crescent Operating. To the Company's knowledge, none of the directors, officers or security holders of Crescent Operating has, in his or its individual capacity, an interest adverse to Crescent Operating in connection with the CBHS bankruptcy; however, in their capacities as directors, officers and/or security holders of Crescent Partnership or Crescent Equities, certain persons may be deemed to hold interests adverse to the Company's interest in connection with the CBHS bankruptcy.

To date, several lawsuits, all of which seek class action certification, have been filed against CBHS alleging violations of the WARN Act in the closing of certain healthcare facilities. Of those lawsuits, three also named Crescent Operating as a defendant, but two of those suits have since been dismissed. An additional suit seeking similar relief was also filed against Crescent Operating and other parties, but not CBHS, leaving two WARN Act suits pending against Crescent Operating. Under the automatic stay provisions of federal bankruptcy law, lawsuits against CBHS or its subsidiaries are stayed unless otherwise directed by the bankruptcy court, but the lawsuits against other defendants, including Crescent Operating, are not stayed automatically. The Company anticipates that other similar lawsuits may be filed due to the closing of the CBHS facilities or that COPI may be named in existing lawsuits against CBHS. With respect to the pending suits and possible future claims against Crescent Operating based on the closure by CBHS of facilities in 1999 and 2000, the Company believes that such actions are without basis under the WARN Act and should be dismissed; however, no assurance can be given that Crescent Operating will prevail.

In accordance with an agreement between Gerald Haddock and the Company, COPI Colorado redeemed the limited partnership interest of Mr. Haddock, the Company's former Chief Executive Officer and President, in January 2000. COPI Colorado paid Mr. Haddock approximately $2.6 million for his approximate 16.67% limited partner interest (determined from an independent appraisal of the value of COPI Colorado). Mr. Haddock has challenged the valuation performed by the independent appraiser and the procedures followed by the Company with respect to the redemption and valuation process. The Company believes that it has complied with all terms of the agreement as it relates to the liquidation of Mr. Haddock from the partnership. In February 2001, the Company filed a lawsuit seeking a declaratory judgment to assist in resolution of the Company's dispute with Mr. Haddock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the Registrant's fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Effective June 12, 1997, shares of the Company's common stock were distributed to shareholders of Crescent Equities and unit holders of Crescent Partnership of record on May 30, 1997. For Crescent Equities shareholders, the distribution was made on the basis of one share of Crescent Operating common stock for every 10 common shares of beneficial interest of Crescent Equities held on the record date, and for limited partners of Crescent Partnership, the distribution was made on the basis of one share of Crescent Operating common stock for every 5 units of limited partnership interest held on the record date. The Company's common stock, $0.01 par value per share, began trading on the OTC Bulletin Board on June 13, 1997. Effective September 8, 1997, the Company's common stock was listed on the NASDAQ National Market under the symbol "COPI" and effective April 27, 2000, the Company's shares again began trading on the OTC Bulletin Board because the Company's shares became ineligible for continued NASDAQ listing.

The following table reflects the high and low bid prices of the common stock for each calendar quarter indicated.



                            2000                   HIGH       LOW
                            ----                   ----       ---
               March 31 ...................      $   3.69   $   2.06
               June 30 ....................      $   2.75   $   1.25
               September 30 ...............      $   1.75   $   1.19
               December 31 ................      $   1.13   $   0.45



                            1999                   HIGH       LOW
                            ----                   ----       ---
               March 31 ...................      $   5.25   $   3.06
               June 30 ....................      $   7.63   $   3.25
               September 30 ...............      $   7.13   $   4.00
               December 31 ................      $   4.63   $   2.25


As of March 26, 2001, there were approximately 218 holders of record of the common stock of Crescent Operating. No cash dividends have been declared or paid in respect of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain summary historical financial information for the Company and for the Predecessor. For purposes of this table, the Predecessor consists of Moody-Day, Inc. and Hicks Muse Tate & Furst Equity Fund II, L.P. (collectively, the "Carter-Crowley Asset Group"). The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Financial Statements and Supplementary Data included in Item 8.



                                                                        (Dollars In Thousands)
                                        -------------------------------------------------------------------------------------------
                                                                                                        Carter-Crowley Asset Group
                                                        Crescent Operating, Inc.                               (Predecessor)
                                        ----------------------------------------------------------    -----------------------------
                                                                                  For the Period       For the Period   For the
                                                                                       From                 From       Year Ended
                                                                                    May 9, 1997       January 1, 1997  December 31,
                                           2000           1999         1998      December 31, 1997     to May 8, 1997      1996
                                        ---------       ---------    ---------   -----------------    ---------------  -----------
Operating Data:
   Revenues .........................   $ 716,826       $ 717,987    $ 493,248       $ 156,882           $   4,657      $  10,394
   Income (loss) from operations ....      19,628          13,867        9,886            (993)                158            109
   Net income (loss) ................      (3,690)         (2,695)       1,141         (22,165)                 25           (111)
   Income (loss) per share-basic
     and diluted ....................        (.36)           (.26)         .10           (2.00)                 --             --

Balance Sheet Data:
   Total assets .....................   $ 910,528       $ 795,653    $ 937,333       $ 602,083                          $  17,483
   Total debt .......................   $ 473,517         421,874      371,139         258,129                              5,405
   Total shareholders' equity
     (deficit) ......................     (23,533)        (20,522)     (16,068)         (8,060)                            10,925

                          SEGMENT FINANCIAL INFORMATION
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The following is a summary of Crescent Operating's estimated financial information reported by segment for the year ended December 31, 2000:


                                                        EQUIPMENT                     TEMPERATURE
                                                          SALES                        CONTROLLED         LAND
                                                       AND LEASING     HOSPITALITY      LOGISTICS      DEVELOPMENT
                                                       -----------     -----------     ----------      -----------
Revenues .........................................      $ 142,842       $ 272,157       $      --       $ 301,827

Operating expenses ...............................        141,113         275,576              27         276,285
                                                        ---------       ---------       ---------       ---------
Income (loss) from operations ....................          1,729          (3,419)            (27)         25,542
                                                        ---------       ---------       ---------       ---------
Investment income (loss) .........................             --          17,839          (6,237)         34,952
                                                        ---------       ---------       ---------       ---------
Other (income) expense
     Interest expense ............................         10,622             986              --          16,310
     Interest income .............................            (37)           (181)             --          (3,638)
     Other .......................................          1,172              (4)             --          (1,137)
                                                        ---------       ---------       ---------       ---------
Total other (income) expense .....................         11,757             801              --          11,535
                                                        ---------       ---------       ---------       ---------
Income (loss) before income
     taxes and minority interest .................        (10,028)         13,619          (6,264)         48,959
Income tax provision (benefit) ...................         (3,763)          5,010          (2,506)         17,888
                                                        ---------       ---------       ---------       ---------
Income (loss) before minority interests ..........         (6,265)          8,609          (3,758)         31,071
Minority interests ...............................             --           1,575              --         (27,593)
                                                        ---------       ---------       ---------       ---------
Net income (loss) ................................      $  (6,265)      $  10,184       $  (3,758)      $   3,478
                                                        =========       =========       =========       =========

Net income (loss) per share, basic and diluted ...      $   (0.61)      $    0.98       $   (0.36)      $    0.34
                                                        =========       =========       =========       =========

EBITDA Calculation:(1)
     Net income (loss) ...........................      $  (6,265)      $  10,184       $  (3,758)      $   3,478
     Interest expense, net .......................         10,585             108           1,029             671
     Income tax provision (benefit) ..............         (3,763)          6,060          (2,478)          2,595
     Depreciation and amortization ...............         17,658           1,325           3,333           1,397
                                                        ---------       ---------       ---------       ---------
EBITDA ...........................................      $  18,215       $  17,677       $  (1,874)      $   8,141
                                                        =========       =========       =========       =========



                                                               OTHER           TOTAL
                                                             ---------       ---------
Revenues .........................................           $      --       $ 716,826

Operating expenses ...............................               4,197         697,198
                                                             ---------       ---------
Income (loss) from operations ....................              (4,197)         19,628
                                                             ---------       ---------
Investment income (loss) .........................                  --          46,554
                                                             ---------       ---------
Other (income) expense
     Interest expense ............................               8,427          36,345
     Interest income .............................                (415)         (4,271)
     Other .......................................                   2              33
                                                             ---------       ---------
Total other (income) expense .....................               8,014          32,107
                                                             ---------       ---------
Income (loss) before income
     taxes and minority interest .................             (12,211)         34,075
Income tax provision (benefit) ...................              (4,882)         11,747
                                                             ---------       ---------
Income (loss) before minority interests ..........              (7,329)         22,328
Minority interests ...............................                  --         (26,018)
                                                             ---------       ---------
Net income (loss) ................................           $  (7,329)      $  (3,690)
                                                             =========       =========

Net income (loss) per share, basic and diluted ...           $   (0.71)      $   (0.36)
                                                             =========       =========

EBITDA Calculation:(1)
     Net income (loss) ...........................           $  (7,329)      $  (3,690)
     Interest expense, net .......................               8,012          20,405
     Income tax provision (benefit) ..............              (4,882)         (2,468)
     Depreciation and amortization ...............                 (71)         23,642
                                                             ---------       ---------
EBITDA ...........................................           $  (4,270)      $  37,889
                                                             =========       =========


(1) EBITDA represents earnings before interest, income taxes, depreciation and amortization. Amounts are calculated based on the Company's ownership percentage of the EBITDA components. Management believes that EBITDA can be a meaningful measure of the Company's operating performance, cash generation and ability to service debt. However, EBITDA should not be considered as an alternative to either: (i) net earnings (determined in accordance with generally accepted accounting principles ("GAAP")); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity. There can be no assurance that the Company's calculation of EBITDA is comparable to similarly titled items reported by other companies.

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

The following table sets forth financial data for the Company.







                                                     For the               For the                    For the
                                                   Year Ended             Year Ended                 Year Ended
(In thousands)                                 December 31, 2000       December 31, 1999        December 31, 1998
                                               -----------------       -----------------        -----------------
REVENUES
  Equipment sales & leasing                        $ 142,842               $ 136,343                $  85,365
  Hospitality                                        272,157                 246,763                  229,491
  Land development                                   301,827                 334,881                  178,392
                                                   ---------               ---------                ---------

     Total revenues                                  716,826                 717,987                  493,248
                                                   ---------               ---------                ---------

OPERATING EXPENSES
  Equipment sales & leasing                          141,113                 131,606                   79,011
  Hospitality                                        212,238                 191,465                  170,556
  Hospitality properties rent                         63,338                  54,012                   52,276
  Land development                                   276,285                 324,432                  178,372
  Corporate general and administrative                 4,224                   2,605                    3,147
                                                   ---------               ---------                ---------

     Total operating expenses                        697,198                 704,120                  483,362
                                                   ---------               ---------                ---------

INCOME FROM OPERATIONS                                19,628                  13,867                    9,886
                                                   ---------               ---------                ---------

INVESTMENT INCOME                                     46,554                  20,939                   27,684
                                                   ---------               ---------                ---------

OTHER (INCOME) EXPENSE
  Interest expense                                    36,345                  30,775                   18,262
  Interest income                                     (4,271)                 (4,046)                  (3,876)
  Other                                                   33                     131                      182
                                                   ---------               ---------                ---------

     Total other (income) expense                     32,107                  26,860                   14,568
                                                   ---------               ---------                ---------

INCOME BEFORE INCOME TAXES
  AND MINORITY INTERESTS                              34,075                   7,946                   23,002

INCOME TAX PROVISION (BENEFIT)                        11,747                  (3,471)                   5,521
                                                   ---------               ---------                ---------

INCOME BEFORE MINORITY INTERESTS                      22,328                  11,417                   17,481

MINORITY INTERESTS                                   (26,018)                (14,112)                 (16,340)
                                                   ---------               ---------                ---------

NET INCOME (LOSS)                                  $  (3,690)              $  (2,695)               $   1,141
                                                   =========               =========                =========

YEAR ENDED DECEMBER 31, 2000, COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

REVENUES

Total revenue decreased $1.2 million, or less than 1%, to $716.8 million for the year ended December 31, 2000, compared with $718.0 million for the year ended December 31, 1999. The decrease in total revenue is attributable to the following:

Equipment Sales and Leasing Segment

Equipment sales and leasing revenue increased $6.5 million, or 4.8% to $142.8 million, for the year ended December 31, 2000, compared with $136.3 million for the year ended December 31, 1999. Significant components of the overall increase were:

o an increase in rental revenue of $9.6 million during the year ended December 31, 2000 primarily due to acquisitions since January 1, 1999 and same store rental growth; and

o an increase in parts, service and supplies revenue of $2.0 million for the current year primarily due to increased demand for maintenance and repair work; partially offset by

o a decrease of $5.1 million in new and used equipment sales due to increased demand from customers for rentals as compared to purchases.


Hospitality Segment

Hospitality revenue increased $25.4 million, or 10.3%, to $272.2 million for the year ended December 31, 2000, compared with $246.8 million for the year ended December 31, 1999. Significant components of the overall increase were:

o increased revenues at Sonoma Mission Inn and Spa in the amount of $11.0 million which can be attributed to the 30 additional guest rooms completed in April 2000, the return of 20 rooms in January 2000 which were taken out of commission in February 1999 to house a temporary spa during the construction of the 30,000 square foot full-service spa, as well as increased rates in the current year as compared to discounted rates used in the prior year during the construction period;

o increased revenues of $5.6 million from the Renaissance Hotel, which was first leased by the Company in June 1999;

o increased revenues of $9.3 million from Ventana Inn and Spa, Canyon Ranch -- Tucson and Canyon Ranch -- Lenox due primarily to increased rates; and

o increased revenues of $2.1 million from the Denver Marriott due primarily to increased occupancy during 2000; partially offset by

o decreased revenues at the Four Seasons Hotel in Houston of $2.7 million due to the sale of the hotel by Crescent Equities on November 3, 2000.

Land Development Segment

Land Development revenue, which represents revenue from Desert Mountain Development and COPI Colorado prior to the elimination of the Minority Interests, decreased $33.1 million, or 9.9%, to $301.8 million for the year ended December 31, 2000, compared with $334.9 million for the year ended December 31, 1999. Significant components of the overall decrease were:

o a $62.4 million decrease in revenue from Desert Mountain Development for the year ended December 31, 2000 primarily due to fewer home and lot sales as compared to the prior year; partially offset by

o a $29.3 million increase in revenue from COPI Colorado which can be attributed to (i) a $21.8 million increase in real estate sales primarily due to the sale of two parcels of land associated with the Riverfront Park project in Denver, Colorado, (ii) an $8.9 million increase in property management revenue due to acquisitions during the first half of 2000, (iii) a $1.5 million increase in transportation revenue due to improved snow conditions in December 2000 resulting in a higher number of skiers as compared to the prior year, partially offset by (iv) a $2.9 million decrease in service station revenue due to the sale of this property in June 2000.

OPERATING EXPENSES

Total operating expenses decreased $6.9 million, or 1.0%, to $697.2 million for the year ended December 31, 2000, compared with $704.1 million for the year ended December 31, 1999. The decrease in operating expenses is attributable to the following:

Equipment Sales and Leasing Segment

Equipment sales and leasing expenses increased $9.5 million, or 7.2%, to $141.1 million for the year ended December 31, 2000, compared with $131.6 million for the year ended December 31, 1999. Significant components of the overall increase were:

o an $8.1 million increase in rental expenses due mainly to an increase in rental inventory resulting in increased depreciation expense for the year ended December 31, 2000; and

o a $3.4 million increase in operating expenses due primarily to acquisitions since January 1, 1999 and to the startup of the Fort Worth location in late 1999; partially offset by

o a $2.1 million decrease in new and used equipment expenses as a result of a decrease in new and used equipment sales.


Hospitality Segment

Hospitality expenses increased $30.1 million, or 12.3%, to $275.6 million for the year ended December 31, 2000, compared with $245.5 million for the year ended December 31, 1999. Significant components of the overall increase were:

o increased rent and expenses associated with Sonoma Mission Inn and Spa in the amount of $11.1 million;

o increased rent and expenses in the amount of $8.2 million associated with the Renaissance Hotel, which was first leased by the Company in June 1999;

o additional rent and expenses in the amount of $11.3 million consistent with increased revenues generated by certain of the Hospitality Properties as a result of increased rates and occupancy; partially offset by

o decreased rent and expenses associated with the Four Seasons Hotel in Houston in the amount of $3.3 million due to the sale of the hotel on November 3, 2000.

Land Development Segment

Land development expenses, which primarily represent operating costs incurred by Desert Mountain Development and COPI Colorado prior to the elimination of the Minority Interests, decreased $48.1 million, or 14.8%, to $276.3 million for the year ended December 31, 2000, compared with $324.4 million for the year ended December 31, 1999. Significant components of the overall decrease were:

o a $77.8 million decrease in expenses incurred by Desert Mountain Development during the year ended December 31, 2000 due primarily to lower costs associated with decreased home and lot sales; partially offset by

o a $29.4 million increase in expenses incurred by COPI Colorado which can be attributed to higher costs associated with increased real estate and property management revenues, in addition to higher transportation costs due to higher fuel prices and startup costs associated with additional services.


Corporate General and Administrative Expenses

Corporate general and administrative expenses increased $1.6 million, or 61.5%, to $4.2 million for the year ended December 31, 2000, compared with $2.6 million for the year ended December 31, 1999. These expenses consisted of general corporate overhead costs, such as legal and accounting costs, insurance costs and corporate salaries. The increase over prior year is primarily attributable to (i) costs of approximately $0.5 million incurred in connection with proceedings in bankruptcy court and litigation outside of bankruptcy court arising from the Company's ownership interest in CBHS, (ii) professional fees of approximately $0.6 million incurred in connection with the proposed restructuring of the Company and (iii) transaction costs of approximately $0.5 million incurred by the Company in conjunction with the negotiation, execution and termination of the asset purchase agreement with CBHS. The Company expects to incur additional litigation expenses in the future in defending against claims made as a result of the Company's ownership interest in CBHS. Although management cannot quantify these future expenses due to the unpredictable nature of litigation, management believes at this time that such expenses are not likely, in the aggregate, to become material to the Company as a whole. See Part I -- Legal Proceedings.

INVESTMENT INCOME

Investment income increased $25.7 million or 123.0%, to $46.6 million for the year ended December 31, 2000, compared with $20.9 million for the year ended December 31, 1999. Significant components of the overall increase were:

o the gain on the lease buyout related to the sale of the Four Seasons in the amount of $18.3 million;

o an increase in equity in income of Landevco in the amount of $8.9 million; and

o the gain on sale of HCAC in the amount of $1.6 million; partially offset by

o an increase in equity in loss of AmeriCold Logistics in the amount of $3.7 million partially due to holding the investment for a full year as compared to ten months in the prior year as well as increased labor costs; and

o a decrease in equity in income of CDMC projects in the amount of $1.2 million.

OTHER (INCOME) EXPENSE

Other (income) expense increased $5.2 million, or 19.3%, to $32.1 million for the year ended December 31, 2000, compared with $26.9 million for the year ended December 31, 1999. The increase is primarily attributable to an increase in interest expense in the amount of $5.5 million for the year ended December 31, 2000, resulting from:

o an increase in outstanding indebtedness in connection with acquisitions; partially offset by

o a decrease in interest expense of approximately $2.0 million at Desert Mountain Development due to decreased indebtedness.

MINORITY INTERESTS

Minority interests increased $11.9 million, or 84.4%, to $26.0 million for the year ended December 31, 2000, compared to $14.1 million for the year ended December 31, 1999. Minority Interests consist of the non-voting interests in the Land Development segment and in CRL Investments.

INCOME TAX PROVISION (BENEFIT)

Income tax provision of $11.7 million for the year ended December 31, 2000 represents an increase of $15.2 million from the year ended December 31, 1999. Income tax provision consisted of a $4.9 million benefit at the corporate level, a $3.8 million benefit for the Equipment Sales and Leasing segment and a $2.5 million benefit for the Temperature Controlled Logistics segment, offset by a $17.9 million provision for the Land Development segment and a $5.0 million provision for the Hospitality segment.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's management is currently actively pursuing a strategic restructuring of the Company in an effort to alleviate the Company's liquidity issues. If a successful restructuring of Crescent Operating is not completed and/or significant new equity is not obtained, it is likely that the Company would be unable to meet its financial obligations in a timely manner. Recognizing that cash flow from its assets would not provide the Company with adequate capital to meet its requirements during 2000, the Company, during the first quarter of 2000, extended certain payment obligations by reaching agreements with Crescent Equities to defer until February 2001 payments on certain of Crescent Operating's obligations to Crescent Equities otherwise scheduled to be made in 2000. In the first quarter 2001, the Company further extended payment of these obligations until April 20, 2001. Interest payments and rent payments accrued but deferred as of December 31, 2000 totaled approximately $5.1 million and $5.8 million, respectively. If a restructuring of the Company as now contemplated by the Company's management and/or a significant infusion of equity is successfully completed, the Company believes that it will be able to meet its capital requirements during 2001. If a successful restructuring is not completed and/or significant new equity is not obtained, the Company will not have adequate capital to meet its needs. Based on the above, the Company's auditors report included on the financial statements included in this Annual Report on Form 10-K has expressed substantial doubt about the Company's ability to continue to operate as a going concern.

CASH FLOWS

Cash and cash equivalents include amounts from all consolidated subsidiaries, including subsidiaries not wholly owned. Changes, therefore, do not necessarily represent increases or decreases in cash directly available to the Company.

Cash and cash equivalents were $62.1 million and $39.0 million at December 31, 2000 and December 31, 1999, respectively. The 59.2% increase is attributable to $20.4 million and $27.0 million of cash provided by investing and financing activities, respectively, partially offset by $24.3 million of cash used in operating activities.

OPERATING ACTIVITIES

Net cash flows used in operating activities for the year ended December 31, 2000 were $24.3 million compared with the net cash used in operating activities of $9.4 million and the net cash provided by operating activities of $36.1 million for the years ended December 31, 1999 and 1998, respectively. The Company's outflow of cash used in operating activities of $24.3 million was primarily attributable to outflows from:

         o        net loss of $3.7 million;

         o        gain on sale of investments of $20.6 million;

         o equity in income from unconsolidated subsidiaries of $26.0 million;

         o        an increase in real estate of $83.0 million; and

         o        increases in accounts receivable of $13.7 million.

The outflow of cash used in operating activities was partially offset by inflows from:

         o        non-cash depreciation and amortization of $37.8 million;

         o increases in accounts payable and accrued expenses of $29.8 million; and

         o        increases in deferred revenue of $41.7 million.

INVESTING ACTIVITIES

Net cash flows provided by investing activities for the year ended December 31, 2000 were $20.4 million compared with the net cash used in investing activities of $34.5 million and $121.7 million for the years ended December 31, 1999 and 1998, respectively. The Company's inflow of cash provided by investing activities of $20.4 million was primarily attributable to inflows from:

         o        proceeds from the sale of investments of $17.8 million;

         o proceeds from the sale of property and equipment of $35.4 million;

         o net proceeds from sale and collection of notes receivable of $10.7 million; and

         o distributions from investments of Controlled Subsidiaries of $33.5 million.

The inflow of cash provided by investing activities was partially offset by outflows from:

         o acquisitions of business interests by Controlled Subsidiaries of $8.8 million;

         o        purchases of property and equipment of $68.7 million.

FINANCING ACTIVITIES

Net cash flows provided by financing activities for the year ended December 31, 2000 were $27.0 million compared with the net cash provided by financing activities of $40.1 million and $85.1 million for the years ended December 31, 1999 and 1998, respectively. The Company's inflow of cash provided by financing activities of $27.0 million was primarily attributable to inflows from:

         o        proceeds of all long-term debt of $332.8 million; and

         o capital contributions attributable to Minority Interests of $37.8 million.

The inflow of cash provided by financing activities was partially offset by outflows from:

         o        payments of all long-term debt of $273.3 million; and

         o        distributions to Minority Interests of $66.3 million.

FINANCING ATTRIBUTABLE TO CORPORATE AND WHOLLY OWNED SUBSIDIARIES

Financing instruments attributable to corporate and wholly owned subsidiaries are as follows:

o In August 1999, the Company renewed its $15.0 million unsecured bank line of credit from Bank of America. The line of credit bears interest at the LIBOR rate plus 1% per annum, payable monthly and all principal and unpaid interest on the line of credit will be payable in August 2001. The $15.0 million available under the line of credit from Bank of America is fully drawn.

o In connection with the formation and capitalization of Crescent Operating in the second quarter of 1997, Crescent Operating received approximately $14.1 million in cash from Crescent Partnership and Crescent Partnership loaned Crescent Operating approximately $35.9 million pursuant to a five-year term loan, maturing on May 8, 2002, of which approximately $14.2 million was outstanding as of December 31, 2000. The loan is a recourse loan that is collateralized, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets which the Company now owns or may acquire in the future. The loan bears interest at the rate of 12% per annum, compounded quarterly, with required quarterly principal and interest payments limited by quarterly cash flow of the Company as defined in the applicable credit agreement.

o Effective March 12, 1999, the Company agreed to make a permanent reduction in its $30.4 million 12% line of credit with Crescent Partnership commensurate with the proceeds from the sale of 80% of the Company's 2% interest in the Temperature Controlled Logistics Partnerships. On March 12, 1999, the Company received $13.2 million of proceeds and correspondingly permanently reduced the availability under the line of credit from $30.4 million to $17.2 million. The line of credit bears interest at the rate of 12% per annum, compounded quarterly, payable on an interest-only basis during its term, which expires on the later of (i) May 21, 2002 or (ii) five years after the last draw under the line of credit (in no event shall the maturity date be later than June 2007). Draws may be made under the line of credit until June 22, 2002. The line of credit is a recourse obligation and amounts outstanding thereunder are collateralized, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets which the Company now owns or may acquire in the future. The line of credit is cross-collateralized and cross-defaulted with the Company's other borrowings from Crescent Partnership. As of December 31, 2000, $17.7 million was outstanding under the line of credit.

o Also effective March 12, 1999, the Company obtained from Crescent Partnership a $19.5 million line of credit bearing interest at a rate of 9% per annum. The line of credit is payable on an interest-only basis during its term, which expires in May 2002. The note is cross-collateralized and cross-defaulted with the Company's other borrowings from Crescent Partnership. Upon inception of this line of credit, the Company immediately borrowed the full $19.5 million with which it contributed approximately $15.5 million in connection with the formation of AmeriCold Logistics and used the remaining $4.0 million of proceeds to reduce the amount outstanding under the 12% line of credit with Crescent Partnership. As of December 31, 2000, $19.9 million was outstanding under the line of credit.

o As a part of the acquisitions of Western Traction Company ("Western Traction"), E.L. Lester and Company ("Lester") and Harvey Equipment Center, Inc. ("Harvey"), Crescent Operating issued notes payable in the amount of $7.5 million, $6.0 million and $1.2 million, respectively. The Western Traction note was paid in full in February 2000. The Lester and Harvey notes are payable in semi-annual principal and interest payments and bear interest at 7.5% and 8.0%, respectively. All principal and unpaid interest on the Harvey and Lester notes are due July 2002 and July 2003, respectively. The Lester note is collateralized by stock of Lester. As of December 31, 2000, the outstanding balances on the Lester and Harvey notes were $4.0 million and $0.6 million, respectively.

o The Company funded its contribution to COPI Colorado using the proceeds from a $9.0 million term loan from Crescent Partnership. The loan bears interest at 12% per annum, with interest payable quarterly and the full original principal amount of $9.0 million, together with any accrued but unpaid interest, payable in May 2002. The Company's interest in COPI Colorado secures the loan, which is cross-collateralized and cross-defaulted with the Company's other borrowings from Crescent Partnership. As of December 31, 2000, $9.3 million was outstanding under the line of credit.

o As a part of the acquisition of a two-thirds interest in the HCAC, the Company borrowed $0.8 million from Crescent Partnership at an interest rate of 8.5% per annum. The $0.8 million note was collateralized by the two-thirds interest in HCAC. Monthly principal and interest payments on the $0.8 million loan commenced in November 1997. The note was paid in full in January 2000 upon the sale by HCAC of its assets.

o Crescent Machinery has various equipment notes payable and floor plan notes under credit facilities which are collateralized by the equipment financed. The equipment notes are payable in monthly principal and interest payments and bear interest at 7.0% to 11.5% per annum and mature between 2001 and 2011. The floor plan notes do not bear interest, do not require monthly principal or interest payments and generally have terms ranging from three to twelve months. As of December 31, 2000, the outstanding balance on the equipment notes was $115.1 million and on the floor plan notes was $12.6 million. Crescent Machinery would have been unable to meet all of its required debt payments during 2000 without capital infusions made by the Company.

FINANCING ATTRIBUTABLE TO NON WHOLLY OWNED SUBSIDIARIES

Financing instruments attributable to non wholly owned subsidiaries are as follows:

o Desert Mountain Properties also has a credit agreement with Crescent Partnership pursuant to which Crescent Partnership has advanced funds to Desert Mountain Properties through a "Junior Note" and a "Senior Note". The Junior Note evidences a $60.0 million advance from Crescent Partnership to Desert Mountain Properties and accrues interest at 14% per annum. The Senior Note evidences a $110.0 million advance from Crescent Partnership to Desert Mountain Properties and accrues interest at 10% per annum. The principal and interest on both the Junior Note and the Senior Note are payable in quarterly installments, based on proceeds from the operations of Desert Mountain Properties. As of December 31, 2000, the outstanding balances of the Junior Note and Senior Note were $59.0 million and $0 million, respectively.

o Desert Mountain Properties entered into a $40.0 million credit facility with National Bank of Arizona in May 1998. The facility is comprised of
         (i) a $30.0 million line of credit available for vertical financing related to new home construction and bears an annual interest at the prime rate and (ii) a $10.0 million line of credit available for borrowings against certain notes receivable issued by Desert Mountain Properties and bears an annual interest rate of prime plus 1%. The credit facility expires June 2001 with interest payable monthly, collateralized by land owned by Desert Mountain Properties, deeds of trust on lots sold and home construction. As of December 31, 2000, the outstanding balance on the line of credit with National Bank of Arizona was $9.8 million.

o CDMC has four lines of credit with Crescent Partnership, one of which was increased from $40.2 million to $48.2 million effective January 1, 1999 and then from $48.2 million to $56.2 million in December 1999. The line of credit bears interest at 11.5% per annum, compounded annually. Principal and interest payments are due as distributions from projects are received, as defined by the applicable agreement. The line of credit is due August 2004. As of December 31, 2000, $39.3 million was outstanding on the $56.2 million line of credit. The second line of credit of $22.9 million bears interest at 12.0% per annum, compounded annually. Principal and interest payments are due as distributions from projects are received, as defined by the applicable agreement. The line of credit is due January 2003. As of December 31, 2000, $17.4 million was outstanding on the $22.9 million line of credit. The third line of credit with Crescent Partnership for $40.0 million bears interest at 11.5% per annum. Principal and interest payments are due as distributions are received, as defined by the applicable credit agreement. The line of credit is due December 2006. As of December 31, 2000, $33.9 million was outstanding on the $40.0 million line of credit. The fourth line of credit with Crescent Partnership for $32.0 million bears interest at 11.5% per annum. Principal and interest payments are due as distributions are received, as defined by the applicable credit agreement. The line of credit is due September 2008. As of December 31, 2000, $32.2 million was outstanding on the $32.0 million line of credit. The lines of credit are collateralized by CDMC's interests in East West Resort Development partnerships, East West Resorts, LLC and other CDMC property. CDMC also has a term loan with Crescent Partnership for $3.1 million maturing June 2005. The note bears interest at 12%, with interest payable quarterly and principal payable annually in accordance with an increasing schedule. The note is collateralized by CDMC's interests in East West Resorts, LLC, the East West Development partnerships and CDMC's other property. As of December 31, 2000, $2.3 million was outstanding on the $3.1 million term note. Generally, CDMC's loans with Crescent Partnership are cross-collateralized and cross-defaulted.

o The operating entities in which CDMC invests have various construction loans for East West projects which are collateralized by deeds of trust, security agreements and a first lien on the assets conveyed. The notes are payable in monthly principal and interest payments and bear interest at 8% to 15% per annum. The notes mature between 2001 and 2003. As of December 31, 2000, the outstanding balance on these construction notes was $62.3 million in the aggregate.

o CRL has a line of credit with Crescent Partnership in the amount of $7.0 million bearing interest at a rate of 12% per annum. The line of credit is due August 2003. The principal and interest are payable as CRL receives distributions pursuant to the CR License Operating Agreement and the CR Las Vegas Operating Agreement. The $7.0 million available under the line of credit was fully drawn as of December 31, 2000. In July 2000, CRL obtained from Crescent Partnership a $0.2 million term note bearing interest at a rate of 12% per annum. The full original principal amount of $0.2 million, together with any accrued but unpaid interest is due August 2003. As of December 31, 2000, $0.2 million was outstanding on the note.

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

As of December 31, 2000, the Company had amounts outstanding under variable rate notes payable and lines of credit totaling $156.3 million, with a weighted average interest rate of 9.7% per annum. A hypothetical 10% increase in the weighted average interest rate on the Company's variable rate notes and lines of credit would cause a $1.5 million increase in interest expense and a decrease in the Company's earnings and cash flows of $1.0 million, based on the amount of variable rate debt outstanding as of December 31, 2000. In the event that interest rates increase significantly and the Company continues to have significant amounts outstanding under variable rate notes and credit lines, depending upon market conditions, the Company may be able to substitute fixed rate notes for some of its variable rate notes and credit lines to minimize its exposure to interest rate risk. There can be no assurance, however, that any such substitution could be arranged on terms that are satisfactory to the Company.

As of December 31, 2000, the Company had amounts outstanding under fixed rate notes payable and lines of credit totaling $317.2 million, with a weighted average interest rate of 11.1% per annum. In the event that interest rates decrease significantly, and market interest rates are substantially lower than the rates on the Company's fixed rate notes and credit lines, the Company would be able to reduce interest expense if it were able to prepay and/or refinance these instruments. There can be no assurance, however, that the Company would be able to prepay or refinance its debt on terms that are satisfactory to the Company in a declining interest rate environment.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in 2001.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in 2001.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as part of the Annual Report on Form 10-K:

         1. Financial Statements

            Information with respect to this Item is contained on pages F-1 to F-73 of this Annual Report on Form 10-K.

         2. Financial Statement Schedules

            Information with respect to this Item is listed on page F-1 and is contained on pages S-1 to S-4 of this Annual Report on Form 10-K.

         3. Exhibits

EXHIBIT
 NUMBER           DESCRIPTION OF EXHIBITS
-------           -----------------------

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

  10.40 Credit and Security Agreement, dated as of September 21, 1998, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc., together with related Note (filed as
                  Exhibit 10.40 to September 30, 1998 Form 10-Q and incorporated by reference herein)

  10.41 First Amendment to Amended and Restated Pledge Agreement, dated as of September 21, 1998, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed as Exhibit 10.41 to September 30, 1998 Form 10-Q and incorporated by reference herein)

  10.42 First Amendment to Line of Credit and Security Agreement, dated as of August 11, 1998, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc., together with related Note (filed as Exhibit 10.42 to September 30, 1998 Form 10-Q and incorporated by reference herein)

  10.43 First Amendment to Amended and Restated Credit and Security Agreement, dated as of August 11, 1998, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed as Exhibit 10.43 to September 30, 1998 Form 10-Q and incorporated by reference herein)

  10.44 Second Amendment to Amended and Restated Credit and Security Agreement, dated as of September 21, 1998, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed as Exhibit 10.44 to September 30, 1998 Form 10-Q and incorporated by reference herein)

  10.45 Second Amendment to Line of Credit and Security Agreement, dated as of September 21, 1998, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed as Exhibit 10.45 to September 30, 1998 Form 10-Q and incorporated by reference herein)

  10.46 Agreement of Limited Partnership of COPI Colorado, L.P. (filed as Exhibit 10.1 to that Schedule 13D Statement dated September 28, 1998, filed by COPI Colorado, L.P., Crescent Operating, Inc., Gerald W. Haddock, John C. Goff and Harry H. Frampton, III, and incorporated by reference herein)

  10.47 Contribution Agreement effective as of September 11, 1998, by and among Crescent Operating, Inc., Gerald W. Haddock, John C. Goff and Harry H. Frampton, III (filed as Exhibit 10.2 to that
                  Schedule 13D Statement dated September 28, 1998, filed by COPI Colorado, L.P., Crescent Operating, Inc., Gerald W. Haddock, John C. Goff and Harry H. Frampton, III, and incorporated by reference herein)

  10.48 Agreement Regarding Schedules and Other Matters made as of September 11, 1998, by and among Crescent Operating, Inc., Gerald W. Haddock, John C. Goff and Harry H. Frampton, III (filed as Exhibit 10.3 to that Schedule 13D Statement dated September 28, 1998, filed by COPI Colorado, L.P., Crescent Operating Inc., Gerald W. Haddock, John C. Goff and Harry H. Frampton, III, and incorporated by reference herein)

  10.49 Stock Purchase Agreement dated as of August 7, 1998 by and among Western Traction Company, The Carlston Family Trust, Ronald D. Carlston and Crescent Operating, Inc. (filed as
                  Exhibit 10.49 to September 30, 1998 Form 10-Q and incorporated by reference herein)


  10.50 Stock Purchase Agreement dated as of July 31, 1998 by and among Harvey Equipment Center, Inc., L and H Leasing Company, William J. Harvey, Roy E. Harvey, Jr., Betty J. Harvey and Crescent Operating, Inc. (filed as Exhibit 10.50 to September 30, 1998 Form 10-Q and incorporated by reference herein)

  10.51 Credit Agreement dated as of July 28, 1998, between Crescent Real Estate Equities Limited Partnership and CRL Investments, Inc., together with the related Note (filed as Exhibit 10.51 to September 30, 1998 Form 10-Q and incorporated by reference herein)

  10.52 Security Agreement dated as of July 28, 1998, between Crescent Real Estate Equities Limited Partnership and CRL Investments, Inc. (filed as Exhibit 10.52 to September 30, 1998 Form 10-Q and incorporated by reference herein)

  10.53 First Amendment to Credit Agreement effective as of August 27, 1998, among Crescent Operating, Inc., NationsBank, N. A., and the Support Parties identified therein (filed as Exhibit 10.53 to September 30, 1998 Form 10-Q and incorporated by reference herein)

  10.54 Lease Agreement dated as of October 13, 1998, between Crescent Real Estate Equities Limited Partnership and Wine Country Golf Club, Inc., relating to Sonoma Golf Club (filed as Exhibit
                  10.54 to September 30, 1998 Form 10-Q and incorporated by reference herein)

  10.55 First Amendment to Lease Agreement effective December 31, 1998, between Canyon Ranch Leasing, L.L.C., and Crescent Real Estate Equities Limited Partnership, relating to Canyon Ranch -- Tucson (filed as Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 ("December 31, 1998 Form 10-K") and incorporated by reference herein)

  10.56           First Amendment to Lease Agreement effective April 1, 1996;
                  Second Amendment to Lease Agreement effective November 22, 1996; Third Amendment to Lease Agreement effective August 12, 1998; and Fourth Amendment to Lease Agreement effective December 31, 1998 between RoseStar Southwest, LLC, and Crescent Real Estate Funding II L.P., relating to Hyatt Regency Albuquerque (filed as Exhibit 10.56 to December 31, 1998 Form 10-K and incorporated by reference herein)

  10.57 First Amendment to Lease Agreement effective December 31, 1998, between Wine Country Hotel, LLC, and Crescent Real Estate Equities Limited Partnership, relating to Sonoma Mission Inn & Spa (filed as Exhibit 10.57 to December 31, 1998 Form 10-K and incorporated by reference herein)

  10.58 First Amendment to Amended and Restated Lease Agreement effective December 31, 1998, between RoseStar Management, LLC, and Crescent Real Estate Equities Limited Partnership, relating to Marriott City Center, Denver (filed as Exhibit
                  10.58 to December 31, 1998 Form 10-K and incorporated by reference herein)

  10.59 First Amendment to Lease Agreement effective December 31, 1998, between Wine Country Hotel, LLC, and Crescent Real Estate Equities Limited Partnership, relating to Ventana Inn (filed as Exhibit 10.59 to December 31, 1998 Form 10-K and incorporated by reference herein)

  10.60 First Amendment to Amended and Restated Lease Agreement effective April 1, 1996 and Second Amendment to Amended and Restated Lease Agreement effective December 31, 1998, between RoseStar Southwest, LLC, and Crescent Real Estate Funding II, L.P., relating to Hyatt Regency Beaver Creek (filed as Exhibit
                  10.60 to December 31, 1998 Form 10-K and incorporated by reference herein)

  10.61 First Amendment to Lease Agreement effective December 31, 1998, between COI Hotel Group, Inc. and Crescent Real Estate Equities Limited Partnership, relating to Four Seasons -- Houston (filed as Exhibit 10.61 to December 31, 1998 Form 10-K and incorporated by reference herein)

  10.62 First Amendment to Lease Agreement effective December 31, 1998, between Wine Country Hotel, LLC and Crescent Real Estate Funding VI, L.P., relating to Canyon Ranch -- Lenox (filed as
                  Exhibit 10.62 to March 31, 1999 Form 10-Q and incorporated by reference herein)


  10.63 Master Guaranty effective December 31, 1998, by Crescent Operating, Inc. for the benefit of Crescent Real Estate Equities Limited Partnership, Crescent Real Estate Funding II, L.P., and Crescent Real Estate Funding VI, L.P., relating to leases for Hyatt Regency Albuquerque, Hyatt Regency Beaver Creek, Canyon Ranch-Lenox, Sonoma Mission Inn & Spa, Canyon Ranch -- Tucson, and Marriott City Center Denver (filed as
                  Exhibit 10.63 to December 31, 1998 Form 10-K and incorporated by reference herein)

  10.64 Guaranty of Lease effective December 19, 1997, by Crescent Operating, Inc. for the benefit of Crescent Real Estate Equities Limited Partnership, relating to Ventana Inn (filed as Exhibit 10.64 to December 31, 1998 Form 10-K and incorporated by reference herein)

  10.65 Amended and Restated Guaranty of Lease effective December 31, 1998, by Crescent Operating, Inc. for the benefit of Crescent Real Estate Equities Limited Partnership, relating to Four Seasons Hotel -- Houston (filed as Exhibit 10.65 to December 31, 1998 Form 10-K and incorporated by reference herein)

  10.66 Amended and Restated Guaranty of Lease effective December 31, 1998, by Crescent Operating, Inc. for the benefit of Crescent Real Estate Equities Limited Partnership, relating to Sonoma Golf Club (filed as Exhibit 10.66 to December 31, 1998 Form 10-K and incorporated by reference herein)

  10.67 Credit Agreement dated August 11, 1995, between Crescent Development Management Corp., as borrower, and Crescent Real Estate Equities Limited Partnership, as lender; First Amendment to Credit Agreement dated as of April 15, 1997; Second Amendment to Credit Agreement dated as of May 8, 1998; and related Note and Security Agreement (filed as Exhibit
                  10.67 to December 31, 1998 Form 10-K and incorporated by reference herein)

  10.68 Credit Agreement dated January 1, 1998, between Crescent Development Management Corp., as borrower, and Crescent Real Estate Equities Limited Partnership, as lender, and related Note and Security Agreement (filed as Exhibit 10.68 to December 31, 1998 Form 10-K and incorporated by reference herein)

  10.69 $3,100,000 Note dated February 29, 1996, made by Crescent Development Management Corp. payable to Crescent Real Estate Equities Limited Partnership (filed as Exhibit 10.69 to December 31, 1998 Form 10-K and incorporated by reference herein)

  10.70 Credit Agreement dated January 1, 1999, between Crescent Development Management Corp., as borrower, and Crescent Real Estate Equities Limited Partnership, as lender, and related Line of Credit Note and Security Agreement (filed as Exhibit
                  10.70 to March 31, 1999 Form 10-Q and incorporated by reference herein)

  10.71 Amended and Restated Credit Agreement dated January 1, 1999, between Crescent Development Management Corp., as borrower, and Crescent Real Estate Equities Limited Partnership, as lender, and related Line of Credit Note and Amended and Restated Security Agreement (filed as Exhibit 10.71 to March 31, 1999 Form 10-Q and incorporated by reference herein)


  10.72 Purchase Agreement dated March 12, 1999, between Crescent Operating, Inc. and Crescent Real Estate Equities Limited Partnership, relating to sale of interests in Crescent CS Holdings Corp., and Crescent CS Holdings II Corp., and related Put Agreement of same date (filed as Exhibit 10.72 to March 31, 1999 Form 10-Q and incorporated by reference herein)


  10.73 Second Amendment to Lease Agreement effective April 1, 1999, between Wine Country Hotel, LLC, and Crescent Real Estate Funding VI, L.P., relating to Canyon Ranch-Lenox (filed as
                  Exhibit 10.73 to March 31, 1999 Form 10-Q and incorporated by reference herein)

  10.74 Master Revolving Line of Credit Loan Agreement (Borrowing Base and Warehouse) dated May 14, 1998, between Desert Mountain Properties Limited Partnership, as borrower, and National Bank of Arizona, as lender; Modification Agreement dated December 30, 1998; second Modification Agreement dated March 31, 1999; and related Promissory Note (Borrowing Base), Promissory Note (Warehouse), Pledge Agreement, Deed of Trust, and Amendment to Deed of Trust (filed as Exhibit 10.74 to March 31, 1999 Form 10-Q and incorporated by reference herein)

  10.75 Lease Agreement dated as of June 15, 1999, between Crescent Real Estate Funding III, L.P. and COI Hotel Group, Inc., relating to the Renaissance Houston Hotel (filed as Exhibit
                  10.75 to June 30, 1999 Form 10-Q and incorporated by reference herein)

  10.76 Guaranty of Lease dated June 15, 1999, by Crescent Operating, Inc. for the benefit of Crescent Real Estate Funding III, L.P., relating to Renaissance Houston Hotel (filed as Exhibit
                  10.76 to June 30, 1999 Form 10-Q and incorporated by reference herein)

  10.77 Asset Management Agreement dated as of January 1, 1999, between Crescent Real Estate Equities Limited Partnership and COI Hotel Group, Inc., relating to the Omni Austin Hotel (filed as Exhibit 10.77 to June 30, 1999 Form 10-Q and incorporated by reference herein)

  10.78           Agreement dated June 11, 1999, by and between Gerald W.
                  Haddock and Crescent Operating, Inc. and its subsidiaries and affiliates (filed as Exhibit 10.78 to June 30, 1999 Form 10-Q and incorporated by reference herein)

  10.79 Stock Purchase Agreement dated as of July 15, 1999, by and among E. L. Lester & Company, Incorporated, E. L. Lester, Jr., Howard T. Tellepsen II, Karen Tellepsen, Tom Tellepsen II, Linda Lester Griffen, Crescent Operating, Inc. and Crescent Machinery Company (filed as Exhibit 10.79 to the Company's September 30, 1999 Form 10-Q ("September 30, 1999 Form 10-Q") and incorporated by reference herein)

  10.80 Stock Purchase Agreement dated as of July 8, 1999, by and among Solveson Crane Rental, Inc., Solveson Family Revocable Trust, and Crescent Machinery Company (filed as Exhibit 10.80 to September 30, 1999 Form 10-Q and incorporated by reference herein)

  10.81 Second Amendment to Credit Agreement effective as of August 27, 1999, among Crescent Operating, Inc., Bank of America,
                  N. A. (formerly NationsBank, N. A.), and the Support Parties identified therein (filed as Exhibit 10.81 to September 30, 1999 Form 10-Q and incorporated by reference herein)

  10.82 First Amendment to 1997 Crescent Operating, Inc. Management Stock Incentive Plan (filed as Exhibit 10.82 to the Company's December 31, 1999 Form 10-K ("December 31, 1999 Form 10-K") and incorporated by reference herein)

  10.83 Form of Sales and Service Agreement between BLAW KNOX Construction Equipment Corporation and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.83 to December 31, 1999 Form 10-K and incorporated by reference herein)

  10.84 Form of Heavy Equipment Distributor Agreement between Compaction America, Inc. and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.84 to December 31, 1999 Form 10-K and incorporated by reference herein)

  10.85 Form of Gradall Equipment Distributor Agreement between The Gradall Company and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.85 to December 31, 1999 Form 10-K and incorporated by reference herein)

  10.86 Form of Distributor Selling Agreement between Ingersoll-Rand Company and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.86 to December 31, 1999 Form 10-K and incorporated by reference herein)

  10.87 Form of JCB Dealership Agreement between JCB Inc. and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.87 to December 31, 1999 Form 10-K and incorporated by reference herein)

  10.88 Form of Distributor Agreement between LBX Company, LLC, and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.88 to December 31, 1999 Form 10-K and incorporated by reference herein)

  10.89 Form of Distributor Agreement between Liebherr Construction Equipment Co. and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.89 to December 31, 1999 Form 10-K and incorporated by reference herein)

  10.90 Form of Distributor Agreement between Link-Belt Construction Equipment Company and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.90 to December 31, 1999 Form 10-K and incorporated by reference herein)

  10.91 Form of Dealer Floor Plan Financing and Security Agreement between General Electric Capital Corporation and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.91 to December 31, 1999 Form 10-K and incorporated by reference herein)

  10.92 Taxable REIT Subsidiary Election Agreement dated December 17, 1999, among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Operating, Inc. and Crescent Development Management Corp. (filed as
                  Exhibit 10.92 to December 31, 1999 Form 10-K and incorporated by reference herein)

  10.93 Taxable REIT Subsidiary Election Agreement dated December 17, 1999, among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Operating, Inc. and Crescent CS Holdings II Corp. (filed as Exhibit 10.93 to December 31, 1999 Form 10-K and incorporated by reference herein)

  10.94 Taxable REIT Subsidiary Election Agreement dated December 17, 1999, among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Operating, Inc. and Crescent CS Holdings Corp. (filed as Exhibit 10.94 to December 31, 1999 Form 10-K and incorporated by reference herein)

  10.95 Taxable REIT Subsidiary Election Agreement dated December 17, 1999, among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Operating, Inc. and Desert Mountain Development Corp. (filed as Exhibit
                  10.95 to December 31, 1999 Form 10-K and incorporated by reference herein)

  10.96 Taxable REIT Subsidiary Election Agreement dated December 17, 1999, among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Operating, Inc. and The Woodlands Land Company, Inc. (filed as Exhibit
                  10.96 to December 31, 1999 Form 10-K and incorporated by reference herein)

  10.97 $19.5 Million Credit and Security Agreement affective as of March 11, 1999, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. with related Promissory Note (filed as Exhibit 10.97 to December 31, 1999 Form 10-K and incorporated by reference herein)

  10.98 First Amendment to Credit and Security Agreement effective as of March 11, 1999, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed as
                  Exhibit 10.98 to December 31, 1999 Form 10-K and incorporated by reference herein)

  10.99 Third Amendment to Amended and Restated Credit and Security Agreement effective as of March 11, 1999, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed as Exhibit 10.99 to December 31, 1999 Form 10-K and incorporated by reference herein)

  10.100 Third Amendment to Line of Credit Credit and Security Agreement effective as of March 11, 1999, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed as Exhibit 10.100 to December 31, 1999 Form 10-K and incorporated by reference herein)

  10.101 Agreements for Wholesale Financing (with Addendum) between Deutsche Financial Services Corporation and, respectively, Western Traction Company, Machinery Inc., Solveson Crane Rentals Inc., Harvey Equipment Center Inc., and Crescent Machinery Company, with Guarantees (filed as Exhibit 10.101 to December 31, 1999 Form 10-K and incorporated by reference herein)

  10.102 Master Security Agreements between Associates Commercial Corporation and, respectively, Crescent Machinery Company and Western Traction Company; Security Agreement between Associates Commercial Corporation and Western Traction Company; Addendum; and Continuing Guaranty by Crescent Machinery Company (filed as Exhibit 10.102 to December 31, 1999 Form 10-K and incorporated by reference herein)

  10.103 First Amendment to Amended and Restated Credit Agreement dated as of December 20, 1999, between Crescent Real Estate Equities Limited Partnership and Crescent Development Management Corp. with related Line of Credit Note and letter amendment to related security agreement (filed as Exhibit 10.103 to December 31, 1999 Form 10-K and incorporated by reference herein)

  10.104 $5,600,000 Promissory Note dated February 28, 2000, made by East West Resorts, LLC payable to Crescent Real Estate Equities Limited Partnership (filed as Exhibit 10.104 to the Company's March 31, 2000 Form 10-Q ("March 31, 2000 Form 10-Q") and incorporated by reference herein)

  10.105 Mutual Termination of Asset Management Agreement for Omni Austin Hotel, Austin, Texas, effective January 31, 2000, between Crescent Real Estate Equities Limited Partnership and COI Hotel Group, Inc. (filed as Exhibit 10.105 to March 31, 2000 Form 10-Q and incorporated by reference herein)

  10.106 Master Asset Management and Administrative Services Agreement dated February 1, 2000, by and among Sonoma Management Corp. I, Crescent Operating, Inc. and each of its subsidiaries identified therein (filed as Exhibit 10.106 to March 31, 2000 Form 10-Q and incorporated by reference herein)

  10.107 Management Agreement effective February 1, 2000, between Sonoma Management Corp. I, as Manager, and Crescent Real Estate Funding VIII, L.P., as Owner and assignor to the Company, relating to Ventana Inn & Spa (filed as Exhibit
                  10.107 to March 31, 2000 Form 10-Q and incorporated by reference herein)

  10.108 Management Agreement effective February 1, 2000, between Sonoma Management Corp. I, as Manager, and Crescent Real Estate Funding VIII, L.P., as Owner and assignor to the Company, relating to Sonoma Mission Inn Golf and Country Club (filed as Exhibit 10.108 to March 31, 2000 Form 10-Q and incorporated by reference herein)

  10.109 Management Agreement effective February 1, 2000, between Sonoma Management Corp. I, as Manager, and Crescent Real Estate funding VIII, L.P., as Owner and assignor to the Company, relating to Sonoma Mission Inn and Spa (filed as
                  Exhibit 10.109 to March 31, 2000 Form 10-Q and incorporated by reference herein)

  10.110 Termination of Lease Agreement for The Four Seasons Hotel, Houston, effective November 3, 2000, between COI Hotel Group, Inc. and Crescent Real Estate Funding IX, L.P. (filed as
                  Exhibit 10.110 to the Company's September 30, 2000 Form 10-Q ("September 30, 2000 Form 10-Q") and incorporated by reference herein)

  10.111 First Amendment to Credit and Security agreement effective February 1, 2000, between Crescent Realty Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $19.5 Million Credit and Security Agreement effective March 11, 1999 (filed as Exhibit 10.111 to September 30, 2000 Form 10-Q and incorporated by reference herein)

  10.112 Second Amendment to Credit and Security Agreement effective February 1, 2000, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $9 Million Credit and Security Agreement effective September 21, 1998 (filed as Exhibit 10.112 to September 30, 2000 Form 10-Q and incorporated by reference herein)

  10.113 Fourth Amendment to Amended and Restated Credit and Security Agreement effective February 1, 2000, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Amended and Restated Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.113 to September 30, 2000 Form 10-Q and incorporated by reference herein)

  10.114 Fourth Amendment to Line of Credit Credit and Security Agreement effective February 1, 2000, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.114 to September 30, 2000 Form 10-Q and incorporated by reference herein)

  10.115 Credit Agreement dated September 21, 2000, between Crescent Development Management Corp., as borrower, and Crescent Real Estate Equities Limited Partnership, as lender, and related Line of Credit Note and Security Agreement (filed herewith)

  10.116          Assignment of Interest in East West Resorts, LLC (CDMC to
                  COPI); Assignment of Interest in East West Resorts, LLC (COPI to CDMC); and Assignment, Assumption and Consent Agreement dated December 31, 2000, among Crescent Development Management Corp., Crescent Development Management Corp. II, and Crescent Real Estate Equities Limited Partnership (filed herewith)

  10.117 Assignment of Membership Interest dated December 29, 2000 between Crescent Operating, Inc. and Rockwood Financial Group, Inc.; Assignment of Membership Interest dated December 29, 2000 between COPI CBHS Holdings, L.P. and Rockwood Financial Group, Inc.; and related Indemnification Agreement dated December 29, 2000 among COPI CBHS Holdings, L.P., Crescent Operating, Inc. and Rockwood Financial Group, Inc. (filed herewith)

  21              List of Subsidiaries of Crescent Operating, Inc.

  23.1            Consent of Ernst & Young LLP

  23.2            Consent of Deloitte & Touche LLP

  23.3            Consent of Arthur Andersen LLP -- Denver

  23.4            Consent of Arthur Andersen LLP -- Houston




(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the last quarter of the year ended December 31, 2000.

(c)      Exhibits Required by Item 601 of Regulation S-K:

         Exhibits required are listed under Item 14(a)(3).

(d)      Financial Statement Schedules Required by Regulation S-X:

         Information with respect to this Item is contained on Pages F-1 to F-73 of this Annual Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of April, 2001.


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



       SIGNATURE                           TITLE                                          DATE
       ---------                           -----                                          ----
/s/ Richard E. Rainwater
------------------------      Chairman of the Board of Directors                     April 17, 2001
    Richard E. Rainwater

/s/ John C. Goff
------------------------      President, Chief Executive Officer, Vice               April 17, 2001
    John C. Goff               Chairman of the Board of Directors
                              (Principal Executive Officer)

/s/ Jeffrey L. Stevens
------------------------      Executive Vice President, Chief Operating              April 17, 2001
    Jeffrey L. Stevens        Officer and Director

/s/ Richard P. Knight
------------------------      Vice President, Chief Financial Officer                April 17, 2001
    Richard P. Knight         (Principal Financial and Accounting Officer)

/s/ William A. Abney
------------------------      Director                                               April 17, 2001
    William A. Abney

/s/ Anthony M. Frank
------------------------      Director                                               April 17, 2001
    Anthony M. Frank

/s/ Paul E. Rowsey, III
------------------------      Director                                               April 17, 2001
    Paul E. Rowsey, III

/s/ Carl F. Thorne
------------------------      Director                                               April 17, 2001
    Carl F. Thorne

                            CRESCENT OPERATING, INC.
                          INDEX TO FINANCIAL STATEMENTS


The following Consolidated Financial Statements of the Registrant are submitted herewith in response to Item 8 and Item 14(a)1:

                                                                                 PAGE
                                                                                 ----
CRESCENT OPERATING, INC.

     Reports of Independent Auditors...........................................   F-3

     Consolidated Balance Sheets...............................................   F-8

     Consolidated Statements of Operations.....................................   F-9

     Consolidated Statements of Changes in Shareholders' Equity (Deficit)......  F-10

     Consolidated Statements of Cash Flows.....................................  F-11

     Notes to Consolidated Financial Statements................................  F-12

     The following financial statement schedule of the Registrant and its subsidiaries is submitted herewith in response to Item 14(a)2:

     Schedule I -- Condensed Financial Information of the Registrant...........   S-1

The following Consolidated Financial Statements are submitted herewith in response to Rule 3-09 of Regulation S-X:

VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY

     Independent Auditors Report...............................................  F-38

     Consolidated Balance Sheets...............................................  F-39

     Consolidated Statements of Operations.....................................  F-41

     Consolidated Statements of Partners' Capital .............................  F-42

     Consolidated Statements of Cash Flows.....................................  F-43

     Notes to Consolidated Financial Statements................................  F-45

THE WOODLANDS OPERATING COMPANY, L.P. AND SUBSIDIARY

     Report of Independent Public Accountants..................................  F-54

     Consolidated Balance Sheets...............................................  F-55

     Consolidated Statements of Earnings.......................................  F-56

     Consolidated Statements of Changes in Partners' Equity (Deficit)..........  F-57

     Consolidated Statements of Cash Flows.....................................  F-58

     Notes to Consolidated Financial Statements................................  F-59

THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P. AND SUBSIDIARY

     Report of Independent Public Accountants..................................  F-62

     Consolidated Balance Sheets...............................................  F-63

     Consolidated Statements of Earnings.......................................  F-64

     Consolidated Statements of Changes in Partners' Equity ...................  F-65

     Consolidated Statements of Cash Flows.....................................  F-66

     Notes to Consolidated Financial Statements................................  F-67


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Crescent Operating, Inc.

We have audited the accompanying consolidated balance sheets of Crescent Operating, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of The Woodlands Land Development Company, L.P., The Woodlands Operating Company, L.P., Crescent Development Management Corp., Crescent Development Management Corp. II or Vornado Crescent Logistics Operating Partnership, which statements reflect total assets constituting 43.6% and 34.9%, respectively, of consolidated assets as of December 31, 2000 and 1999, and total revenues constituting 24.6%, 19.2%, and 2.3%, respectively, of consolidated revenues for each of the three years in the period ended December 31, 2000. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for The Woodlands Land Development Company, L.P., The Woodlands Operating Company, L.P., Crescent Development Management Corp., Crescent Development Management Corp. II and Vornado Crescent Logistics Operating Partnership, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crescent Operating, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Crescent Operating, Inc. will continue as a going concern. The Company has incurred recurring net losses, has a net capital deficiency, has principal, interest and rent obligations to Crescent Real Estate Equities Limited Partnership due in 2001 which have been deferred, and a line of credit payable to a bank which matures in August 2001. In addition a substantial amount of debt matures in 2002, the related interest of which is not being paid on a current basis. The Company's operations do not provide sufficient cash flow to service this debt as currently structured. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 20. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                ERNST & YOUNG LLP

Dallas, Texas
March 29, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Executive Committee of
The Woodlands Operating Company, L.P.:


We have audited the accompanying consolidated balance sheets of The Woodlands Operating Company, L.P. (a Texas limited partnership) and subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of earnings, changes in partners' equity and cash flows for each of the three years ended December 31, 2000. These financial statements are the responsibility of The Woodlands Operating Company, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Woodlands Operating Company, L.P. and subsidiary as of December 31, 2000 and 1999 and the consolidated results of their operations and cash flows for each of the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
January 15, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Executive Committee of
The Woodlands Land Development Company, L.P.:


We have audited the accompanying consolidated balance sheets of The Woodlands Land Development Company, L.P. (a Texas limited partnership) and subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of earnings, changes in partners' equity and cash flows for each of the three years ended December 31, 2000. These financial statements are the responsibility of The Woodlands Land Development Company, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Woodlands Land Development Company, L.P. and subsidiary as of December 31, 2000 and 1999 and the consolidated results of their operations and cash flows for each of the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
January 15, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
Crescent Development Management Corp:

We have audited the accompanying consolidated balance sheets of CRESCENT DEVELOPMENT MANAGEMENT CORP. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crescent Development Management Corp. and subsidiaries at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Denver, Colorado
February 19, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
Crescent Development Management Corp. II:

We have audited the accompanying consolidated balance sheet of CRESCENT DEVELOPMENT MANAGEMENT CORP. II (a Delaware corporation) AND SUBSIDIARY as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crescent Development Management Corp. II and subsidiary as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Denver, Colorado
February 9, 2001

                           CRESCENT OPERATING, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN THOUSANDS)

                                                                   December 31, 2000     December 31, 1999
                                                                   -----------------     -----------------

                                              ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                          $        62,078      $        39,017
  Accounts receivable, net of allowance for doubtful accounts of
     $998 and $478 in 2000 and 1999, respectively                             62,318               51,638
  Inventories                                                                 42,710               47,442
  Notes receivable                                                             3,940                6,329
  Real estate                                                                151,279              121,412
  Prepaid expenses and other current assets                                   21,616                8,385
                                                                     ---------------      ---------------
     Total current assets                                                    343,941              274,223
                                                                     ---------------      ---------------

PROPERTY AND EQUIPMENT, NET                                                  219,739              215,764
                                                                     ---------------      ---------------

INVESTMENTS                                                                   70,396               80,470
                                                                     ---------------      ---------------

OTHER ASSETS
  Real estate                                                                128,318               83,147
  Intangible assets, net                                                      88,840               92,077
  Deferred tax assets                                                         30,677               21,371
  Other assets                                                                28,617               28,601
                                                                     ---------------      ---------------
     Total other assets                                                      276,452              225,196
                                                                     ---------------      ---------------

TOTAL ASSETS                                                         $       910,528      $       795,653
                                                                     ===============      ===============

                            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                              $       100,009      $        78,392
  Accounts payable and accrued expenses - CEI                                 17,198               11,254
  Current portion of long-term debt - CEI                                     17,023                8,000
  Current portion of long-term debt                                           78,104               69,459
  Deferred revenue                                                            90,392               62,864
                                                                     ---------------      ---------------
     Total current liabilities                                               302,726              229,969

LONG-TERM DEBT - CEI, NET OF CURRENT PORTION                                 242,666              208,744

LONG-TERM DEBT, NET OF CURRENT PORTION                                       135,724              135,671

OTHER LIABILITIES                                                             78,417               59,837
                                                                     ---------------      ---------------

     Total liabilities                                                       759,533              634,221
                                                                     ---------------      ---------------

MINORITY INTERESTS                                                           174,528              181,954
                                                                     ---------------      ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value, 10,000 shares authorized,
        no shares issued or outstanding                                           --                   --
Common stock, $.01 par value, 22,500 shares authorized,
      11,443 and 11,415 shares issued, respectively                              114                  114
Additional paid-in capital                                                    17,754               17,714
Deferred compensation on restricted shares                                      (177)                (198)
Accumulated comprehensive income (loss)                                       (9,509)             (10,127)
Accumulated deficit                                                          (27,409)             (23,719)
Treasury stock at cost, 1,103 shares                                          (4,306)              (4,306)
                                                                     ---------------      ---------------
     Total shareholders' equity (deficit)                                    (23,533)             (20,522)
                                                                     ---------------      ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                 $       910,528      $       795,653
                                                                     ===============      ===============

       See accompanying notes to the consolidated financial statements.

                           CRESCENT OPERATING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 For the                For the               For the
                                               Year Ended              Year Ended            Year Ended
                                            December 31, 2000      December 31, 1999      December 31, 1998
                                            -----------------      -----------------      -----------------


REVENUES
   Equipment sales & leasing                $         142,842      $         136,343      $          85,365
   Hospitality                                        272,157                246,763                229,491
   Land development                                   301,827                334,881                178,392
                                            -----------------      -----------------      -----------------

      Total revenues                                  716,826                717,987                493,248
                                            -----------------      -----------------      -----------------

OPERATING EXPENSES
   Equipment sales & leasing                          141,113                131,606                 79,011
   Hospitality                                        212,238                191,465                170,556
   Hospitality properties rent - CEI                   63,338                 54,012                 52,276
   Land development                                   276,285                324,432                178,372
   Corporate general and administrative                 4,224                  2,605                  3,147
                                            -----------------      -----------------      -----------------

      Total operating expenses                        697,198                704,120                483,362
                                            -----------------      -----------------      -----------------

INCOME FROM OPERATIONS                                 19,628                 13,867                  9,886

INVESTMENT INCOME                                      46,554                 20,939                 27,684

OTHER (INCOME) EXPENSE
   Interest expense                                    36,345                 30,775                 18,262
   Interest income                                     (4,271)                (4,046)                (3,876)
   Other                                                   33                    131                    182
                                            -----------------      -----------------      -----------------

      Total other (income) expense                     32,107                 26,860                 14,568
                                            -----------------      -----------------      -----------------

INCOME BEFORE INCOME TAXES
    AND MINORITY INTERESTS                             34,075                  7,946                 23,002

INCOME TAX PROVISION (BENEFIT)                         11,747                 (3,471)                 5,521
                                            -----------------      -----------------      -----------------

INCOME BEFORE MINORITY INTERESTS                       22,328                 11,417                 17,481

MINORITY INTERESTS                                    (26,018)               (14,112)               (16,340)
                                            -----------------      -----------------      -----------------

NET INCOME (LOSS)                           $          (3,690)     $          (2,695)     $           1,141
                                            =================      =================      =================

EARNINGS (LOSS) PER SHARE
   Basic                                    $           (0.36)     $           (0.26)     $            0.10
                                            =================      =================      =================
   Diluted                                  $           (0.36)     $           (0.26)     $            0.10
                                            =================      =================      =================

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                               10,326                 10,363                 11,206
                                            =================      =================      =================
   Diluted                                             10,326                 10,363                 11,943
                                            =================      =================      =================

       See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                             (AMOUNTS IN THOUSANDS)




                                                     Common stock                   Treasury stock
                                                ------------------------       ------------------------       Additional
                                                 Shares          Amount         Shares          Amount      paid-in capital
                                                --------        --------       --------        --------     ---------------

DECEMBER 31, 1997                                 11,211        $    112             --        $     --        $ 14,255


Comprehensive income (loss):

     Net income                                       --              --             --              --              --

     Unrealized loss on Magellan warrants             --              --             --              --              --



Comprehensive income (loss)

Stock options exercised                               24              --             --              --              23

Common stock issued for acquisitions                 167               2             --              --           3,389

Amortization of restricted common stock               --              --             --              --              --

Purchase of treasury stock                            --              --           (700)         (2,852)             --
                                                --------        --------       --------        --------        --------

DECEMBER 31, 1998                                 11,402             114           (700)         (2,852)         17,667


Comprehensive income (loss):

     Net loss                                         --              --             --              --              --

     Unrealized loss on Magellan warrants             --              --             --              --              --



Comprehensive income (loss)

Stock options exercised                                7              --             --              --               7

Issuance of restricted common stock                    6              --             --              --              40

Amortization of restricted common stock               --              --             --              --              --

Purchase of treasury stock                            --              --           (403)         (1,454)             --
                                                --------        --------       --------        --------        --------

DECEMBER 31, 1999                                 11,415             114         (1,103)         (4,306)         17,714

Comprehensive income (loss):

     Net loss                                         --              --             --              --              --

     Unrealized gain on Magellan warrants             --              --             --              --              --


Comprehensive income (loss)


Issuance of restricted common stock                   28              --             --              --              40

Amortization of restricted common stock               --              --             --              --              --
                                                --------        --------       --------        --------        --------


DECEMBER 31, 2000                                 11,443        $    114         (1,103)       $ (4,306)       $ 17,754
                                                ========        ========       ========        ========        ========





                                                     Deferred
                                                  compensation     Accumulated
                                                  on restricted   comprehensive   Accumulated
                                                     shares       income (loss)     deficit          Total
                                                  -------------   -------------   -----------       --------

DECEMBER 31, 1997                                   $   (262)       $     --        $(22,165)       $ (8,060)
                                                                                                    --------

Comprehensive income (loss):

     Net income                                           --              --           1,141           1,141

     Unrealized loss on Magellan warrants                 --          (9,763)             --          (9,763)
                                                                                                    --------

Comprehensive income (loss)                                                                           (8,622)

Stock options exercised                                   --              --              --              23

Common stock issued for acquisitions                      --              --              --           3,391

Amortization of restricted common stock                   52              --              --              52

Purchase of treasury stock                                --              --              --          (2,852)
                                                    --------        --------        --------        --------

DECEMBER 31, 1998                                       (210)         (9,763)        (21,024)        (16,068)
                                                                                                    --------

Comprehensive income (loss):

     Net loss                                             --              --          (2,695)         (2,695)

     Unrealized loss on Magellan warrants                 --            (364)             --            (364)
                                                                                                    --------

Comprehensive income (loss)                                                                           (3,059)

Stock options exercised                                   --              --              --               7

Issuance of restricted common stock                      (40)             --              --              --

Amortization of restricted common stock                   52              --              --              52

Purchase of treasury stock                                --              --              --          (1,454)
                                                    --------        --------        --------        --------

DECEMBER 31, 1999                                       (198)        (10,127)        (23,719)        (20,522)

Comprehensive income (loss):

     Net loss                                             --              --          (3,690)         (3,690)

     Unrealized gain on Magellan warrants                 --             618              --             618
                                                                                                    --------

Comprehensive income (loss)                                                                           (3,072)


Issuance of restricted common stock                       --              --              --              40

Amortization of restricted common stock                   21              --              --              21
                                                    --------        --------        --------        --------


DECEMBER 31, 2000                                   $   (177)       $ (9,509)       $(27,409)       $(23,533)
                                                    ========        ========        ========        ========


        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                        For the              For the              For the
                                                                      Year Ended           Year Ended           Year Ended
                                                                   December 31, 2000    December 31, 1999    December 31, 1998
                                                                   -----------------    -----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                               $          (3,690)   $          (2,695)   $           1,141
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating activities:
       Depreciation                                                           25,863               21,388               13,675
       Amortization                                                           11,962               12,354                1,072
       Provision for deferred income taxes                                   (12,072)             (24,636)              (2,916)
       Equity in income of unconsolidated subsidiaries                       (25,980)             (18,963)             (27,684)
       Minority interests                                                     26,018               14,113               16,340
       Gain on sale of property and equipment                                 (3,421)              (4,491)              (2,887)
       Gain on sale of investments                                           (20,574)              (2,308)                  --
       Changes in assets and liabilities,
         net of effects from acquisitions:
           Accounts receivable                                               (13,676)             (13,075)              (4,684)
           Inventories                                                         6,107               (9,049)              (6,519)
           Prepaid expenses and current assets                               (11,442)              (1,610)              (1,821)
           Real estate                                                       (82,990)             (40,646)              (4,272)
           Other assets                                                        1,129                2,451                1,781
           Accounts payable and accrued expenses                              29,827               17,076                 (969)
           Accounts payable and accrued expenses - CEI                         5,929                3,463                  922
           Deferred revenue, current and noncurrent                           41,676               36,452               49,093
           Other liabilities                                                     978                  794                3,823
                                                                   -----------------    -----------------    -----------------
             Net cash provided by (used in) operating activities             (24,356)              (9,382)              36,095
                                                                   -----------------    -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business interests, net of cash acquired                         --              (28,511)             (15,826)
  Acquisition of business interests by
      Controlled Subsidiaries, net of cash acquired                           (8,791)              (3,782)            (121,076)
  Purchases of property and equipment                                        (68,656)             (79,476)             (43,471)
  Proceeds from sale of investments                                           17,848               23,540                   --
  Proceeds from sale of property and equipment                                35,368               30,500                4,129
  Net proceeds from sale and collection of notes receivable                   10,665                8,322               30,602
  Net distributions from investments                                           3,706                1,640                5,985
  Distributions from investments of Controlled Subsidiaries                   33,524               23,962               17,915
  Contributions to investments of Controlled Subsidiaries                     (3,234)             (11,851)                  --
  Other                                                                           --                1,139                   --
                                                                   -----------------    -----------------    -----------------
             Net cash provided by (used in) investing activities              20,430              (34,517)            (121,742)
                                                                   -----------------    -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of long-term debt                                                 329,626              248,392              133,070
  Payments on long-term debt                                                (265,229)            (206,173)             (89,772)
  Proceeds of long-term debt - CEI                                             3,175               95,033               44,259
  Payments on long-term debt - CEI                                            (8,075)            (107,321)             (99,962)
  Capital contributions by minority interests                                 37,822               35,517              120,430
  Distributions to minority interests                                        (66,287)             (20,759)             (20,666)
  Purchase of treasury stock                                                      --               (1,455)              (2,852)
  Other                                                                       (4,045)              (3,128)                 549
                                                                   -----------------    -----------------    -----------------
             Net cash provided by financing activities                        26,987               40,106               85,056
                                                                   -----------------    -----------------    -----------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                            23,061               (3,793)                (591)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                         39,017               42,810               43,401
                                                                   -----------------    -----------------    -----------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                    $          62,078    $          39,017    $          42,810
                                                                   =================    =================    =================

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

     Crescent Operating is a diversified management company that, through various subsidiaries and affiliates (collectively with Crescent Operating, the "Company"), currently operates primarily in four business segments:
     Equipment Sales and Leasing, Hospitality, Temperature Controlled Logistics and Land Development. Through these segments, Crescent Operating does business throughout the United States.


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

          o    COI Hotel Group, Inc. ("COI Hotel").

     o Subsidiaries which are not wholly owned but the Company controls and therefore consolidates ("Controlled Subsidiaries"):

          o    A 5% economic interest in:

               - The Woodlands Land Company, Inc. ("LandCo") which has a 42.5% general partner interest in The Woodlands Land Development Company, L.P. ("Landevco");

               - Desert Mountain Development Corporation ("Desert Mountain Development") which consolidates its 93% general partner interest in Desert Mountain Properties Limited Partnership ("DMPLP"); and

               - CRL Investments, Inc. ("CRL"), which beneficially owns approximately 65% of CR Las Vegas, LLC ("CR Las Vegas") and 30% of CR License, LLC ("CR License").

          o A 60% general partner interest in COPI Colorado, L.P. ("COPI Colorado") which owns 10% of Crescent Development Management Corp. ("CDMC"). The 10% interest in CDMC represents 100% of the voting stock, and therefore, CDMC is consolidated into COPI Colorado.

     o Subsidiaries which the Company reports on the equity method of accounting:

          o A 52.5% (42.5% in 1999) interest in the Woodlands Operating Company, L.P. ("Woodlands Operating" or "TWOC") which is controlled by a four member committee of which the Company controls two positions;

          o A 40% interest in Vornado Crescent Logistics Operating Partnership ("AmeriCold Logistics");

          o A direct 25% common membership interest in Charter Behavioral Health Systems, LLC ("CBHS") (sold in 2000);

          o An indirect 65% common membership interest in CBHS held through a limited partner interest in COPI CBHS Holdings, L.P. (sold in 2000); and

          o A 1% interest in each of Crescent CS Holdings Corporation ("CS I") and Crescent CS Holdings II Corporation ("CS II"), (collectively, "Temperature Controlled Logistics Partnerships" or "TCLP") (sold in 2000).

     o A 15.8% common and 21.1% preferred interest in Transportal Network, Inc. ("Transportal Holding"), which has a 76% interest in Transportal Network LLC ("Transportal"), all of which the Company reports on the cost method of accounting (abandoned during 2000).

     USE OF ESTIMATES

     The financial statements include estimates and assumptions made by management that affect the carrying amounts of assets and liabilities, reported amounts of revenues and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from these estimates.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash of $11.2 million resides with certain subsidiaries and restrictions limit transfers to the parent company.

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

     From time-to-time, Crescent Machinery offers its rental customers the opportunity to purchase rented equipment for a stated value at a future point in time. In such instances, Crescent Machinery depreciates the specific rental item in accordance with the contract. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for renewals or betterments are capitalized. The cost of property replaced, retired, or otherwise disposed of is removed from the asset account along with the related accumulated depreciation.

     Long-lived assets are evaluated when indications of impairment are present, and provisions for possible losses are recorded when undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. The Company did not recognize any losses from impairment during 1998, 1999 or 2000.

     REAL ESTATE

     Real estate represents raw land, developed land, homes constructed or under construction, repurchased lots, applicable capitalized interest, and applicable capitalized general and administrative costs. Real estate is recorded at cost.

     Interest is capitalized based on the estimated average yearly interest rate applied to cumulative capital expenditures for property under development. Approximately $11.3 million and $13.7 million of interest was capitalized for the years ended December 31, 2000 and 1999, respectively. Payroll and related costs associated with the development of a specific subdivision of land are capitalized. Once sales of property begin in a specific subdivision, capitalized costs are expensed as cost of sales.

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

     DEFERRED COMPENSATION ON RESTRICTED SHARES

     Deferred compensation on restricted shares issued to employees is being amortized to expense over the vesting period of the restricted shares.

     REVENUE RECOGNITION

     Revenues from equipment rentals under operating leases are recognized as the revenue becomes earned according to the provisions of the lease. Revenues from full-service hotels and luxury health resorts are recognized as services are provided. Club initiation fees and membership conversion fees at Desert Mountain Development are deferred and recognized on a straight-line basis over the expected life of the membership. Deposits for future services are deferred and recognized as revenue in the period services are provided.

     MINORITY INTERESTS

     Minority Interests represent the non-voting interests owned by shareholders in LandCo, Desert Mountain Development, and CRL, as well as the limited partners of COPI Colorado.

     INCOME TAX PROVISION

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

     RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, provides that all derivative instruments be recognized as either assets or liabilities depending on the rights or obligations under the contract and that all derivative instruments be measured at fair value. The Company is required to adopt SFAS No. 133, as amended by SFAS No. 138, effective January 1, 2001. Upon adoption, the Company will be required to record the net comprehensive loss related to the Magellan warrants as a charge in the statement of operations. Based on the value of the Magellan warrants at December 31, 2000, the impact on the Company's Statement of Operations on January 1, 2001 will be an expense of approximately $9.5 million. From January 1, 2000 forward, the Company will be required to record all changes in the fair value of the Magellan warrants as investment income (loss) in the statement of operations. See Note 14.

3.   ACQUISITIONS AND DISPOSITIONS:

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

     In January 2001, the Franklin, Indiana Crescent Machinery location was closed and its assets were transferred to other locations for utilization.

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

     On September 22, 1997, COI Hotel, became the lessee of the Four Seasons Hotel in Houston, Texas, which is owned by Crescent Equities. The lease is for a term of 10 years and provides for base rent and percentage rent. Additionally, on September 22, 1997, COI Hotel acquired for $2.4 million
     (i) a two-thirds interest in the Houston Center Athletic Club Venture ("HCAC"), a joint venture that owns the HCAC and (ii) a $5.0 million note receivable executed by the Houston Center Athletic Club Venture. The interest rate on the note was LIBOR plus one percent and interest is payable in arrears at the end of each twenty-eight (28) day period. The Company partially financed these transactions with proceeds of $1.8 million in loans from Crescent Partnership. The Company recorded the note on its books at its estimated fair value of $5.0 million. The note was collected during 1998.

     On January 23, 1998, a subsidiary of the Company signed a 10-year lease agreement with Crescent Partnership for the Austin Omni Hotel. The Austin Omni Hotel is a 314-room full-service hotel located approximately four blocks from the state capitol building in Austin, Texas. A subsidiary of the company and Crescent Partnership mutually agreed to terminate the Austin Omni Hotel lease effective December 31, 1998, and the Company received a $75,000 break-up fee in accordance with the terms of the lease. Effective January 1, 1999, the Company began providing limited asset management services related to the Austin Omni Hotel for $50,000 per year. Effective February 1, 2000, the agreement was terminated.

     Effective July 27, 1998, to enable the Company to invest in the future use of the "Canyon Ranch" name, the Company contributed $50,500 to obtain a 5% economic interest, representing all of the voting stock, of CRL. Immediately following such contribution, CRL exercised its purchase option by paying $1 million to obtain a 10% economic interest in CR License. Contemporaneously, CRL acquired a 50% interest in CR Las Vegas LLC, an entity that built a Canyon Ranch day spa in the Venetian Hotel in Las Vegas which opened on June 20, 1999. On July 23, 1999, CRL exercised its option to purchase an additional 10% economic interest in CR License by paying $2.0 million, bringing CRL's total economic interest in CR License to 20%. On July 27, 2000, CRL exercised its option to purchase an additional 10% economic interest in CR License by paying $3.0 million, bringing CRL's total economic interest in CR License to 30%. CR License is the entity which owns the rights to the future use of the "Canyon Ranch" name. Through CRL and CR License, the Company has an approximate 3.25% economic interest in the Canyon Ranch day spa project.

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

     On November 3, 2000, Crescent Equities completed the sale of the Four Seasons Hotel in Houston and, in connection therewith, exercised its right under the lease agreement to terminate the lease. As required under the lease agreement, Crescent Equities paid the Company the fair market value of the remaining term of the lease in the fourth quarter of 2000 which was agreed to be $16.6 million and resulted in a gain of $18.3 million (the difference primarily consisting of the elimination of the straight-line rent liability related to the lease).

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

     On June 1, 1998, the Temperature Controlled Logistics Partnerships, acquired nine refrigerated storage properties from Freezer Services, Inc. for approximately $134.0 million, which required a capital contribution from Crescent Operating of $2.3 million. On July 1, 1998, the Temperature Controlled Logistics Partnerships acquired five refrigerated storage properties from Carmar Group, Inc. for approximately $158.0 million, which required a capital contribution from Crescent Operating of $2.7 million. These properties contain approximately 90 million cubic feet of refrigerated storage space.

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

     AmeriCold Logistics leases the refrigerated storage facilities used in its business. The leases, as amended, which commenced in March 1999, generally have a 15-year term with two five-year renewal options and provide for the payment of fixed base rent and percentage rent based on revenues AmeriCold Logistics receives from its customers. Fixed base rent was approximately $136.0 million in 2000 and will be approximately $137.0 million per annum from 2001 through 2003, $139.0 million per annum from 2004 through 2008 and $141.0 million per annum from 2009 through February 28, 2014. Percentage rent for each lease is based on a specified percentage of revenues in excess of a specified base amount. The aggregate base revenue amount under five of the six leases is approximately $350.0 million and the weighted average percentage rate is approximately 36% through 2003, approximately 38% for the period from 2004 through 2008 and approximately 40% for the period from 2009 through February 28, 2014. The aggregate base revenue amount under the sixth lease is approximately $32.0 million through 2001, and approximately $26.0 million for the period from 2002 through February 28, 2014, and the percentage rate is 24% through 2001, 37.5% for the period from 2002 through 2006, 40% from 2007 through 2011 and 41% from 2012 through February 28, 2014. AmeriCold Logistics recognized $164.5 million and $133.1 million of rent expense for the year ended December 31, 2000 and from March 11, 1999 (acquisition date) through December 31, 1999, respectively. AmeriCold Logistics is required to pay for all costs arising from the operation, maintenance and repair of the properties, including all real estate taxes and assessments, utility charges, permit fees and insurance premiums, as well as property capital expenditures in excess of $5.0 million annually. AmeriCold Logistics has the right to defer the payment of 15% of the fixed base rent and all percentage rent for up to three years beginning on March 11, 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent. AmeriCold Logistics deferred rent obligations were $24.4 million and $5.4 million as of December 31, 2000 and December 31, 1999, respectively.

     Under the terms of the partnership agreement for AmeriCold Logistics, Vornado Operating, Inc. ("Vornado Operating") has the right to make all decisions relating to the management and operations of AmeriCold Logistics other than certain major decisions that require the approval of both the Company and Vornado Operating. Vornado Operating must obtain Crescent Operating's approval for specified matters involving AmeriCold Logistics, including approval of the annual budget, requiring specified capital contributions, entering into specified new leases or amending existing leases, selling or acquiring specified assets and any sale, liquidation or merger of AmeriCold Logistics. If the partners fail to reach an agreement on such matters during the period from November 1, 2000 through October 30, 2007, Vornado Operating may set a price at which it commits to either buy Crescent Operating's investment, or sell its own, and Crescent Operating will decide whether to buy or sell at that price. If the partners fail to reach agreement on such matters after October 30, 2007, either party may set a price at which it commits to either buy the other party's investment, or sell its own, and the other party will decide whether to buy or sell at that price. Neither partner may transfer its rights or interest in the partnership without the consent of the other partner. The partnership will continue for a term through October 30, 2027, except as the partners may otherwise agree.

     During the second quarter of 2000, the Company restructured its business venture with Vornado Operating, Inc. and Crescent Equities to pursue a business-to-business internet opportunity relating to the Temperature Controlled Logistics business. As a result of the restructuring, the Company was relieved of its previously reported obligation to fund initial startup costs previously reported, which resulted in net investment income of $1.2 million during the second quarter of 2000 and left no basis in the investment. In October 2000, operations were ceased after Transportal failed to secure outside funding. The closure has no impact on the financial statements of Crescent Operating, and the Company has no obligation for future cash funding.

     On December 1, 2000, the Company exercised a preexisting put option to sell the remaining 20% of its 5% interest in the Temperature Controlled Logistics Partnerships to Crescent Partnership for $4.1 million, which resulted in a gain of $0.7 million recognized in the fourth quarter of 2000.

     On February 22, 2001, the AmeriCold Logistics leases were restructured to, among other things, (i) reduce 2001's contractual rent to $146.0 million ($14.5 million less than 2000's contractual rent), (ii) reduce 2002's contractual rent to $150.0 million (plus contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4.5 million to $9.5 million effective January 1, 2000 and (iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

     Land Development

     On July 31, 1997, Crescent Operating, through its newly-formed subsidiary, WOCOI, acquired for $0.4 million, a 42.5% general partner interest in Woodlands Operating. Woodlands Operating was formed to provide management, advisory, landscaping and maintenance services to entities affiliated with the Company and Crescent Equities. Woodlands Operating is reimbursed for the costs it incurs plus a 3% management fee, depending on the type of service provided.

     On September 29, 1997, Crescent Operating acquired 100% of the voting stock, representing a 5% equity interest, of Desert Mountain Development for $2.2 million. Desert Mountain Development is the sole general partner of DMPLP. DMPLP owns Desert Mountain, a master planned, luxury residential and recreational community in northern Scottsdale, Arizona. DMPLP also owns and operates The Desert Mountain Club that offers five Jack Nicklaus signature 18 hole golf courses, including Cochise, site of the Senior PGA Tour's The Tradition tournament.

     On September 29, 1997, Crescent Operating acquired 100% of the voting stock, representing a 5% equity interest, of LandCo, for approximately $1.9 million. LandCo is a residential development corporation which formerly was owned by Crescent Equities. LandCo holds a 42.5% general partner interest in, and is the managing general partner of, Landevco.

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

     In accordance with an agreement between Gerald Haddock and the Company, COPI Colorado redeemed the limited partnership interest of Mr. Haddock, the Company's former Chief Executive Officer and President, in January 2000, COPI Colorado paid Mr. Haddock approximately $2.6 million for his approximate 16.67% limited partner interest (determined from an independent appraisal of the value of COPI Colorado). See Note 15.

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

     In December 2000, CDMC transferred its investment in a real estate company that specializes in the management of resort properties in Colorado, Utah, South Carolina and Montana to CDMC II. CDMC II is a newly formed entity having the same owners, board of directors and officers as CDMC. In connection with that transfer, CDMC II assumed the indebtedness of CDMC incurred in connection with that investment, all of which is owed to Crescent Partnership.

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

     On December 29, 2000 the Company sold its 25% common interest and its 100% preferred membership interest in CBHS, and COPI CBHS Holdings sold its 65% common interest in CBHS, to The Rockwood Financial Group, Inc. ("Rockwood") for a nominal sum. As a result of the liquidation of CBHS through bankruptcy, the equity investment in CBHS became worthless. Rockwood is wholly owned by Jeffrey L. Stevens, the Company's Executive Vice President and Chief Operating Officer and a Director. The sale of CBHS to Rockwood was effected as part of the Company's tax planning strategy.

     Other

     On March 31, 1999, the Company sold its investment in Hicks-Muse Tate & Furst II, LP for $8.1 million to an unrelated party. The sale resulted in a $0.3 million gain which was recognized in the first quarter of 1999.

     All of the acquisitions were accounted for as purchases and operations have been included in the consolidated financial statements of the Company from the date that management took over the operational control of the acquired entity.

4.   PROPERTY & EQUIPMENT, NET:

     Property and equipment consisted of the following (in thousands):

                                                     December 31, 2000    December 31, 1999
                                                     -----------------    -----------------

Rental equipment (Crescent Machinery) ............   $         124,818    $         115,022
Land and improvements ............................              65,884               64,291
Buildings and improvements .......................              35,813               31,729
Furniture, fixtures, and other equipment .........              26,756               20,421
Construction in progress (DMPLP) .................               8,650                9,231
Transportation equipment .........................               7,390                7,113
                                                     -----------------    -----------------
                                                               269,311              247,807
Less accumulated depreciation ....................             (49,572)             (32,043)
                                                     -----------------    -----------------
                                                     $         219,739    $         215,764
                                                     =================    =================

5.   INVESTMENTS:

     Investments consisted of the following (in thousands):

                                                December 31, 2000   December 31, 1999
                                                -----------------   -----------------

Investment in Landevco ......................   $          44,027   $          39,966
Investment in CDMC projects .................               8,170              11,254
Investment in CR License ....................               5,485               2,797
Investment in CR Las Vegas ..................               5,305               8,356
Investment in AmeriCold Logistics ...........               4,417              11,791
Investment in Magellan warrants .............               2,992               2,374
Investment in TCLP ..........................                  --               3,068
Investment in HCAC ..........................                  --                 864
                                                -----------------   -----------------
                                                $          70,396   $          80,470
                                                =================   =================

Investment income (loss) consisted of the following (in thousands):

                                                        Year Ended           Year Ended           Year Ended
                                                     December 31, 2000    December 31,1999     December 31, 1998
                                                     -----------------    -----------------    -----------------

Equity in income of Landevco .....................   $          28,250    $          19,351    $          19,200
Gain on sale of Four Seasons .....................              18,289                   --                   --
Equity in income of CDMC Projects ................               2,217                3,431                5,537
Equity in income of TWOC .........................               4,485                  886                1,121
Gain on sale of HCAC .............................               1,563                   --                   --
Gain on sale of CSI and CSII .....................                 722                1,493                   --
Equity in income (loss) of Transportal
   Network .......................................                 375                 (395)                  --
Equity in income of TCLP .........................                  40                  325                3,961
Equity in income of HCAC .........................                   7                  296                  130
Hicks-Muse income ................................                  --                  239                3,125
Gain on sale of Corporate Arena ..................                  --                  158                   --
Equity in loss of CBHS ...........................                  --                   --               (5,390)
Equity in loss of CR License .....................                (311)                (203)                  --
Equity in loss of CR Las Vegas, LLC ..............              (1,709)                (944)                  --
Equity in loss of AmeriCold Logistics ............              (7,374)              (3,698)                  --
                                                     -----------------    -----------------    -----------------
                                                     $          46,554    $          20,939    $          27,684
                                                     =================    =================    =================

6.   INTANGIBLE ASSETS:

Intangible assets consisted of the following (in thousands):

                                                December 31, 2000   December 31, 1999
                                                -----------------   -----------------

Goodwill, net - Crescent Machinery ..........   $          14,011   $          13,925
Goodwill, net - RoseStar ....................               1,202               1,417
Goodwill, net - COPI Colorado / CDMC ........              45,077              41,798
Membership intangible, net - DMPLP ..........              28,550              34,937
                                                -----------------   -----------------
                                                $          88,840   $          92,077
                                                =================   =================

     Accumulated amortization as of December 31, 2000 and 1999 was $39,135 and $30,151, respectively.

7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

     Accounts payable and accrued expenses consisted of the following (in thousands):

                                                December 31, 2000   December 31, 1999
                                                -----------------   -----------------

Accounts payable ............................   $          54,195   $          36,543
Accrued taxes ...............................              13,948              10,567
Accrued interest ............................               3,027               3,857
Accrued salaries and bonuses ................               9,139               8,752
Deferred liabilities ........................               4,180               2,742
Property management payable .................               3,947               3,046
Land development construction accrual .......               1,987               6,966
Other accrued expenses ......................               9,586               5,919
                                                -----------------   -----------------
                                                $         100,009   $          78,392
                                                =================   =================

8.   OTHER LIABILITIES:

     Other liabilities consisted of the following (in thousands):

                                                     December 31, 2000   December 31, 1999
                                                     -----------------   -----------------

Deferred revenue .................................   $          69,265   $          50,964
Straight line hospitality rent adjustment ........               3,677               4,698
Other ............................................               5,475               4,175
                                                     -----------------   -----------------
                                                     $          78,417   $          59,837
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

                                                                                      December 31, 2000   December 31, 1999
                                                                                      -----------------   -----------------

 LONG-TERM DEBT - CORPORATE AND WHOLLY OWNED SUBSIDIARIES

 Equipment notes payable to finance companies due 2001 through 2011, payments of principal and interest due monthly, bear interest from 7.0% to
 11.5%, collateralized by equipment (Crescent Machinery) ...........................   $        115,091   $         102,539

 Floor plan debt payable, three to twelve month terms at 0%
 interest (Crescent Machinery) ....................................................              12,632              21,556

 Line of credit in the amount of $19.5 million payable to Crescent
 Partnership due May 2002, bears interest at 9%, payments of interest only due quarterly, cross collateralized and cross-defaulted with the Company's
 other borrowing from Crescent Partnership (Crescent Operating) ...................              19,949              19,500

 Line of credit in the amount of $17.2 million payable to Crescent
 Partnership due the later of May 2002 or five years after the last draw
 (in no event shall the maturity date be later than June 2007), bears interest at 12%, payments of interest only due quarterly, collateralized, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets which the Company now owns or may acquire in the
 future (Crescent Operating) ......................................................              17,727              17,200

 Line of credit in the amount of $15.0 million payable to Bank of America due August 2001, bears interest at LIBOR plus 1% (7.0% and 7.5% at December
 31, 2000 and December 31, 1999, respectively), payments of interest only
 due monthly (Crescent Operating) ..................................................             15,000              15,000

 Note payable to Crescent Partnership due May 2002, bears interest at 12%, payments of principal and interest due quarterly, collateralized, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets which the Company now owns or may acquire in the future (Crescent
 Operating) .......................................................................              14,247              13,824

 Note payable to Crescent Partnership due May 2002, bears interest at 12%, payments of interest only due quarterly, collateralized by a first lien on the assets which the Company now owns or may acquire in the future
 (Crescent Operating) .............................................................               9,276               9,000

 Notes payable to the sellers of E. L. Lester and Company due
 July 1, 2003, bear interest at 7.5%, payments of principal and interest due semi-annually, collateralized by stock of Lester
 (Crescent Operating) .............................................................               3,957               5,345

 Note payable to Crescent Partnership maturing August 2003, bears interest at 10.75%, payments of principal and interest due monthly, collateralized by a deed of trust for certain personal property and certain real property
 (RoseStar) .......................................................................               1,106               1,483

 Notes payable to the sellers of Harvey Equipment due July 31, 2002, bear interest at 8%, payments of principal and interest due semi-annually
 (Crescent Operating) .............................................................                 625                 902

 Note payable to Crescent Partnership maturing August 2003, bears interest at 10.75%, payments of principal and interest due monthly, collateralized by a deed of trust in certain real property and certain personal property
 (RoseStar) .......................................................................                 299                 401

 Note payable to Crescent Partnership due November 2006, bears interest at
 7.5%, payments of interest only due annually (RoseStar) ..........................                 191                 191

 Note payable to the sellers of Western Traction due March 31, 2000, bears interest at 8.5%, payments of principal and interest due monthly,
 collateralized by stock of Western Traction (Crescent Operating) .................                  --               1,008

 Note payable to Crescent Partnership maturing September 2002, bears interest at 8.5%, payments of principal and interest due monthly, collateralized by the Company's 2/3 interest in HCAC
 (COI Hotel) ......................................................................                  --                 496
                                                                                      -----------------   -----------------

      Total debt - corporate and wholly owned subsidiaries ........................             210,100             208,445
                                                                                      -----------------   -----------------

LONG-TERM DEBT - NON WHOLLY OWNED SUBSIDIARIES

Construction loans for various East West Resort Development partnership projects, maturing through 2005, bear interest from 8.0% to 15.0%, payments of principal and interest or interest only payable monthly, collateralized by deeds of trust, security agreements and a first lien on the related assets
(CDMC) ............................................................................              62,316              45,024

Junior note payable to Crescent Partnership maturing December 2010, bears interest at 14%, payments of principal and interest due quarterly based on sales proceeds from DMPLP, collateralized by land, improvements and
equipment owned by DMPLP (DMPLP) ..................................................              59,000              60,000

Line of credit in the amount of $56.2 million payable to Crescent
Partnership due August 2004, bears interest at 11.5% with principal and interest payments due as distributions from projects are received, as defined by the applicable credit agreement, collateralized by CDMC's interests in East West Resort Development partnerships, East West Resorts,
LLC, and other CDMC property (CDMC) ...............................................              39,342              49,357

Line of credit in the amount of $40.0 million payable to Crescent
Partnership due December 2006, bears interest at 11.5% with principal and interest payments due as distributions from projects are received, as defined by the applicable credit agreement, collateralized by CDMC's interests in East West Resort Development partnerships, East West Resorts
LLC, and other CDMC property (CDMC) ...............................................              33,903              14,459

Line of credit in the amount of $32.0 million payable to Crescent
Partnership, due September 2008, bearing interest at 11.5%, principal and interest payments due as distributions are received, collateralized by
CDMC's interests in East West Resort Development partnerships, East West
Resorts LLC, and other CDMC property (CDMC) .......................................              32,155                  --

Line of credit in the amount of $22.9 million payable to Crescent
Partnership due January 2003, bears interest at 12.0%, principal and interest payments due as distributions from projects are received, as defined by the applicable credit agreement, collateralized by CDMC's interests in East West Resort Development partnerships, East West Resorts
LLC, and other CDMC property  (CDMC) ..............................................              17,379              16,418

Line of credit in the amount of $40.0 million payable to National Bank of
Arizona due June 2001, bears interest at rates from prime to prime plus 1%
(9.5% to 10.5% and 8.5% to 9.5% at December 31, 2000 and 1999,
respectively), payments of interest only due monthly, collateralized by certain land owned by DMPLP, deeds of trusts on lots sold and home
construction (DMPLP) ..............................................................               9,808              13,756

Line of credit in the amount of $7.0 million payable to Crescent
Partnership due August 2003, bears interest at 12% with principal and interest payments due as distributions are received, collateralized by a first lien on the assets which the Company now owns or may acquire in the
future (CRL) ......................................................................               7,000               5,666

Note payable to Crescent Partnership maturing June 2005, bears interest at
12%, with payments of interest only due quarterly and payments of principal payable annually in accordance with an increasing amortization schedule, collateralized by CDMC's interests in East West Resort Development
partnerships, East West Resorts LLC and other CDMC property (CDMC) ................               2,348               2,649

Term note in the amount of $0.2 million payable to Crescent Partnership, due August 2003, bears interest at 12% with principal and interest payments due as distributions are received, collateralized by a first lien on the
assets which the Company now owns or may acquire in the future (CRL) ..............                 166                  --

Senior note payable to Crescent Partnership maturing December 2005, bears interest at 10%, payments of principal and interest due quarterly based on sales proceeds from DMPLP, collateralized by land, improvements and
equipment owned by DMPLP (DMPLP) ..................................................                  --               6,100
                                                                                      -----------------   -----------------

          Total debt - non wholly owned subsidiaries ..............................             263,417             213,429
                                                                                      -----------------   -----------------

          Total long-term debt ....................................................   $         473,517   $         421,874
                                                                                      =================   =================

Current portion of long-term debt - CEI ...........................................   $          17,023   $           8,000

Current portion of long-term debt .................................................              78,104              69,459

Long-term debt - CEI, net of current portion ......................................             242,666             208,744

Long-term debt, net of current portion ............................................             135,724             135,671
                                                                                      -----------------   -----------------

          Total long-term debt ....................................................   $         473,517   $         421,874
                                                                                      =================   =================

    The weighted average interest rate on long-term debt at December 31, 2000 was approximately 10.6%. Substantially all of the Company's assets are pledged as collateral under various debt agreements. Payment of dividends on Crescent Operating common stock is prohibited under certain of the debt agreements. The debt agreements contain certain reporting requirements and financial covenants, including requirements that the Company maintain certain financial ratios. As of December 31, 2000, the Company had complied with all debt covenants. The Company has modified certain debt agreements with Crescent Equities extending the timing of principal and interest payments until April 20, 2001. Interest payments accrued but deferred as of December 31, 2000 of $5.1 million is included in Accounts payable and accrued expenses - CEI within the Company's consolidated financial statements.

    As of December 31, 2000, combined aggregate principal maturities of all long-term debt were as follows (in thousands):

2001................................     $  95,127
2002................................       111,402
2003................................        62,339
2004................................        63,944
2005................................        19,302
Thereafter..........................       121,403
                                         ---------
    Total                                $ 473,517
                                         =========

10.  SHAREHOLDERS' EQUITY:

     Common Stock

     The Company's authorized capital stock consists of 10.0 million shares of preferred stock, par value $0.01 per share and 22.5 million shares of common stock, par value $0.01 per share. As of December 31, 2000, there were 11,442,791 shares of common stock issued and no shares of preferred stock issued.

     Preferred Share Purchase Rights

     The Board of Directors has adopted a rights plan that provides that each holder of Crescent Operating common stock also receives a right to purchase from the Company one-hundredth of a share of Series A Junior Preferred Stock, par value $0.01, at a price of $5.00 per share, subject to adjustment. These rights can only be exercised in certain events and are intended to provide the Company certain anti-takeover protection. The Company had reserved 225,000 shares of Series A Junior Preferred Stock for this plan.

     Warrants

     In conjunction with the acquisition of a 50% member interest in CBHS, the Company issued warrants to acquire 282,508 shares of Crescent Operating common stock at an exercise price of $18.29 per share.

     Treasury Stock

     As of December 31, 2000, COPI Colorado had purchased 1,102,530 million shares of Crescent Operating common stock, which has been recorded as treasury stock, at a total purchase price of approximately $4.3 million. The average price paid, including broker commissions, was $3.88 per share.

11.  STOCK OPTION PLANS:

     The Company has two stock incentive plans, the 1997 Amended Stock Incentive Plan (the "Amended Plan") and the 1997 Management Stock Incentive Plan (the "Management Plan").

     The Amended Plan, effective May 8, 1997, initially established the maximum number of options and/or shares of restricted stock that the Company may grant at 1.0 million shares. The maximum aggregate number of shares issuable under the Amended Plan shall increase automatically on January 1 of each year by an amount equal to 8.5% of the increase in the number of shares of common stock outstanding since January 1 of the preceding year, subject to certain adjustment provisions. As of December 31, 2000, the number of shares the Company may have outstanding under the Amended Plan is 1,019,694.

     On May 13, 1997, each holder of shares of restricted stock in Crescent Equities or options in Crescent Equities or Crescent Partnership was granted an equivalent number of shares of restricted stock or options in Crescent Operating, based on a ratio of one share of restricted stock or option to purchase Crescent Operating common stock for each 10 shares of restricted stock in Crescent Equities or options for Crescent Equities common shares, and one option to purchase Crescent Operating common stock for each 5 options for units in Crescent Partnership. Under the Amended Plan, the Company has granted 859,195 options and 10,000 restricted shares, net of forfeitures, through December 31, 2000.

     The Management Plan provides that the maximum number of options and/or shares of restricted stock that the Company may grant to employees, officers, directors or consultants is 1.0 million shares. Under the Management Plan, the Company has granted 537,000 options and 34,104 restricted shares, net of forfeitures through December 31, 2000.

     Under both Plans, options are granted at a price no less than the market value of the shares on the date of grant, vest over a period determined by the Board of Directors, and expire ten years from the date of grant. The Company has reserved 579,395 shares for future options, warrants and restricted shares.

     A summary of the stock option status of the Company's Amended and Management Plans as of December 31, 2000 and changes during the periods then ended is presented in the table below:

                                                                      Weighted Average
                                                     Options           Exercise Price
                                                -----------------    -----------------

Outstanding as of December 31, 1997 .........             847,579    $            1.16
   Granted ..................................              60,600                20.42
   Exercised ................................             (23,662)                0.99
   Forfeited ................................             (20,173)                0.99
                                                -----------------    -----------------
Outstanding as of December 31, 1998 .........             864,344                 2.52
   Granted ..................................             615,400                 3.13
   Exercised ................................              (7,210)                 .99
   Forfeited ................................            (126,342)                2.20
                                                -----------------    -----------------
Outstanding as of December 31, 1999 .........           1,346,192                 2.84
   Granted ..................................                  --                   --
   Exercised ................................                  --                   --
   Forfeited ................................             (26,358)                3.92
                                                -----------------    -----------------
Outstanding as of December 31, 2000 .........           1,319,834    $            2.81
                                                =================    =================

Exercisable as of December 31, 2000 .........             824,504    $            2.20

     Exercise prices, number of shares and the weighted-average remaining contractual life ("Average Life") at December 31, 2000 were as follows:

                                            Options Outstanding                      Options Exercisable
                                   --------------------------------------    ------------------------------------
         Exercise Price                 Number            Average Life            Number           Average Life
   ----------------------------    -----------------    -----------------    -----------------    ---------------
          $ 0.99                        712,234              4 years              623,584            4 years
          $ 2.50 - 5.44                 537,000              9 years              170,680            8 years
          $ 15.50 - 20.50                70,600              7 years               30,240            7 years

     The Company applies APB No. 25 in accounting for options granted pursuant to the Amended Plan and the Management Plan (collectively, the "Plans"). Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Plans been determined based on the fair market value at the grant dates for awards under the Plans consistent with SFAS No. 123, the Company's net income (loss) and earning (loss) per share would have been the following pro forma amounts (in thousands). The following pro forma amounts may not be representative of the effects on reported net income for future years.

                                                As Reported                              Proforma
                                               ------------        ----------------------------------------------------
                                                   2000                2000                1999                1998
                                               ------------        ------------        ------------        ------------

Net income (loss) (in thousands) .......       $     (3,690)       $     (3,924)       $     (3,004)       $        837
Earnings (loss) per share ..............       $      (0.36)       $      (0.38)       $      (0.29)       $       0.07

     The Company did not grant any options during the year ended December 31, 2000. For the years ended December 31, 1999 and 1998, the weighted average grant date fair value of each option granted was $2.29 and $14.66, respectively.

     The fair value of each option was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1999 and 1998, respectively: risk-free interest rates of 5.6% and 5.4%; expected volatility of 91.6% and 88.3%; expected dividend yields of 0%; expected lives of five years.

12.  EARNINGS PER SHARE:

     Earnings (loss) per share ("EPS") is calculated as follows (in thousands, except per share data):

                                Year ended                            Year ended                         Year ended
                             December 31, 2000                     December 31, 1999                   December 31, 1998
                    ----------------------------------    ----------------------------------    ---------------------------------
                       Net       Wtd. avg.   Per share      Net        Wtd. avg.   Per share      Net       Wtd. avg.   Per share
                      Loss        shares      amount        Loss         shares      Amount      Income       Shares     Amount
                    ---------    ---------   ---------    ---------    ---------   ---------    ---------   ---------   ---------

Basic EPS .......   $  (3,690)      10,326   $   (0.36)   $  (2,695)      10,363   $   (0.26)   $   1,141      11,206   $    0.10

Effect of
Dilutive
Securities:
Stock Options ...          --           --                       --           --                       --         737
                    ---------    ---------   ---------    ---------    ---------   ---------    ---------   ---------   ---------

Diluted EPS .....   $  (3,690)      10,326   $   (0.36)   $  (2,695)      10,363   $   (0.26)   $   1,141      11,943   $    0.10
                    =========    =========   =========    =========    =========   =========    =========   =========   =========

     The Company had 1,319,834, 1,344,792 and 70,600 options in 2000, 1999 and
     1998, respectively, which were not included in the calculation of diluted EPS as they were anti-dilutive.

13.  INCOME TAXES:

     The components of the Company's income tax provision (benefit) were as follows (in thousands):

                                                         Year Ended          Year Ended           Year Ended
                                                     December 31, 2000    December 31, 1999    December 31, 1998
                                                     -----------------    -----------------    -----------------
Current:
   Federal .......................................   $          21,394    $          18,706    $           6,543
   State .........................................               2,551                2,459                  935
                                                     -----------------    -----------------    -----------------
                                                                23,945               21,165                7,478
                                                     -----------------    -----------------    -----------------
Deferred:
   Federal .......................................             (10,673)             (21,556)              (1,712)
   State .........................................              (1,525)              (3,080)                (245)
                                                     -----------------    -----------------    -----------------
                                                               (12,198)             (24,636)              (1,957)
                                                     -----------------    -----------------    -----------------
    Total income tax provision (benefit) .........   $          11,747    $          (3,471)   $           5,521
                                                     =================    =================    =================


     Reconciliations of the federal statutory income tax rate to the effective tax rate were as follows:

                                                         Year Ended           Year Ended            Year Ended
                                                     December 31, 2000     December 31, 1999     December 31, 1998
                                                     -----------------     -----------------     -----------------

Federal statutory income tax rate ................                35.0%                 35.0%                 35.0%
State income taxes, net of federal tax benefit ...                 5.0                   5.0                   5.0
Minority interests ...............................                (6.8)                (23.1)                (12.1)
Change in valuation allowance ....................                  --                 (47.1)                 (6.5)
Net operating loss benefit .......................                  --                  (8.5)                   --
Other, net .......................................                 1.3                  (5.0)                  2.6
                                                     -----------------     -----------------     -----------------
    Effective tax rate ...........................                34.5%                (43.7)%                24.0%
                                                     =================     =================     =================

     Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

                                                             December 31,
                                                --------------------------------------
                                                      2000                  1999
                                                -----------------    -----------------
Deferred tax assets:
   Equity in losses of subsidiaries .........   $             817    $           8,936
   Deferred revenue/rentals .................              33,680               25,926
   Accrued expenses .........................               3,559                  814
   Inventories ..............................                 894                  794
   Net operating loss carryforwards .........              26,281                4,049
   Other ....................................                  83                  132
                                                -----------------    -----------------
      Deferred tax assets ...................              65,314               40,651
                                                -----------------    -----------------

Deferred tax liabilities:
   Prepaid expenses .........................              (1,094)              (1,048)
   Depreciable property and equipment .......             (20,181)              (8,326)
   Real estate ..............................              (9,650)              (9,086)
                                                -----------------    -----------------
      Deferred tax liabilities ..............             (30,925)             (18,460)
                                                -----------------    -----------------

Valuation allowance .........................                (406)                (406)
                                                -----------------    -----------------
      Net deferred tax assets ...............   $          33,983    $          21,785
                                                =================    =================

Current deferred tax assets .................   $           3,306    $             414
Noncurrent deferred tax assets ..............              30,677               21,371
                                                -----------------    -----------------
      Net deferred tax assets ...............   $          33,983    $          21,785
                                                =================    =================

     At December 31, 2000, the Company had net operating loss carryforwards ("NOL") of approximately $65.5 million, which will expire after years 2001 through 2020. A portion of this NOL was acquired subject to restrictive tax limitations. The Company has reserved $0.4 million of the future tax benefit of acquired NOL's which are subject to the tax law limitations and may not be realized. Management believes that the deferred tax asset will be realized due to tax planning strategies associated with an anticipated restructure (See Note 20 - Restructuring of Crescent Operating). The investments held by the Company that are considered to be Controlled Subsidiary Transactions have entered into agreements to elect to become Taxable REIT Subsidiaries ("TRS") of Crescent Equities for federal income tax reporting purposes effective January 1, 2001.

14.  MAGELLAN WARRANTS:

     In connection with the transaction in which Crescent Operating acquired its 50% membership interest in CBHS, the Company purchased, for $12.5 million, warrants to acquire 1,283,311 shares of Magellan common stock for an exercise price of $30.00 per share. The Magellan warrants are exercisable in varying increments over the period which began on May 31, 1998 and ends on May 31, 2009. The fair value of the warrants, using the Black-Scholes pricing model, was $3.0 million at December 31, 2000. As a result, the $9.5 million difference between the cost and the estimated fair value of the warrants has been included in the consolidated financial statements as accumulated comprehensive income (loss) as of December 31, 2000. See Note 2 for the discussion of the change in accounting for the Magellan warrants effective January 1, 2001 as required under SFAS No. 133.

15.  COMMITMENTS AND CONTINGENCIES:

     Lease Commitments

     The Hospitality segment leases eight hotel and resort properties (the "Hospitality Properties") from Crescent Equities. Generally, the leases are on a triple net basis during 120-month terms and expire from December 2004 to October 2008. The leases provide for the payment to Crescent Partnership or its subsidiaries of (i) base rent, with periodic rent increases, (ii) percentage rent based on a percentage of gross room revenues above a specified amount, and (iii) a percentage of gross food and beverage revenues above a specified amount. Base rental expense under the leases is recognized on a straight-line basis over the terms of the respective leases. The Land Development segment leases office space, model homes, housekeeping and laundry facilities and certain equipment. The Equipment Sales and Leasing segment leases rental delivery and service trucks and land and buildings at various locations.

     Total lease expense for all segments during the periods ended December 31, 2000, 1999 and 1998 was approximately $74.2 million, $62.5 million and $55.4 million, respectively. Included in lease expense was percentage rent for the Hospitality Properties for the periods ended December 31, 2000, 1999 and 1998 of $19.0 million, $14.7 million and $13.8 million, respectively. Future minimum lease payments due under such leases as of December 31, 2000, were as follows (in thousands):

               2001....................          $         47,560
               2002....................                    46,786
               2003....................                    46,513
               2004....................                    46,401
               2005....................                    38,209
               Thereafter..............                    55,154
                                                 ----------------
                                                 $        280,623
                                                 ================

     Contingencies

     CBHS became the subject of Chapter 11 bankruptcy proceedings by filing a voluntary petition on February 16, 2000, in United States Bankruptcy Court for the District of Delaware. Although CBHS is not a subsidiary of Crescent Operating, Crescent Operating did own a majority (90%) economic interest in CBHS, until December 29, 2000. Crescent Operating's claims against the estate of CBHS include (i) its interests as a direct and indirect equity holder of CBHS and (ii) its claim for indemnification or contribution against third party lawsuits and claims where Crescent Operating is a named defendant with CBHS, such as lawsuits based upon alleged WARN Act violations purported to have been committed by CBHS and/or its subsidiaries in closing behavioral health care facilities in 1999 and 2000. Crescent Operating has filed proofs of claim against CBHS with regard to these claims; however, the Company now believes that there exists substantial doubt whether any of its claims will be collectible, due to the presumptively insolvent nature of the debtors' estate.

     Another claimant in the CBHS bankruptcy is Crescent Partnership (together with its parent, Crescent Equities), which is the owner of certain facilities leased to and operated by CBHS and its subsidiaries and is also the secured lender of $10 million to CBHS. CBHS has an arrearage on its lease payments owed to Crescent Partnership accrued prior to the commencement of bankruptcy. While the claims of Crescent Partnership against CBHS are not necessarily adverse to the interests of Crescent Operating, the interests of Crescent Partnership are separate, distinguishable and at least nominally in conflict with the competing interests and claims of all other interested parties in the bankruptcy, including Crescent Operating. To the Company's knowledge, none of the directors, officers or security holders of Crescent Operating has, in his or its individual capacity, an interest adverse to Crescent Operating in connection with the CBHS bankruptcy; however, in their capacities as directors, officers and/or security holders of Crescent Partnership or Crescent Equities, certain persons may be deemed to hold interests adverse to the Company's interest in connection with the CBHS bankruptcy.

     To date, several lawsuits, all of which seek class action certification, have been filed against CBHS alleging violations of the WARN Act in the closing of certain healthcare facilities. Of those lawsuits, three also named Crescent Operating as a defendant, but two of those suits have since been dismissed. An additional suit seeking similar relief was also filed against Crescent Operating and other parties, but not CBHS, leaving two WARN Act suits pending against Crescent Operating. Under the automatic stay provisions of federal bankruptcy law, lawsuits against CBHS or its subsidiaries are stayed unless otherwise directed by the bankruptcy court, but the lawsuits against other defendants, including Crescent Operating, are not stayed automatically. The Company anticipates that other similar lawsuits may be filed due to the closing of the CBHS facilities or that COPI may be named in existing lawsuits against CBHS. With respect to the pending suits and possible future claims against Crescent Operating based on the closure by CBHS of facilities in 1999 and 2000, the Company believes that such actions are without basis under the WARN Act and should be dismissed; however, no assurance can be given that Crescent Operating will prevail.

     In accordance with an agreement between Gerald Haddock and the Company, COPI Colorado redeemed the limited partnership interest of Mr. Haddock, the Company's former Chief Executive Officer and President, in January 2000, COPI Colorado paid Mr. Haddock approximately $2.6 million for his approximate 16.67% limited partner interest (determined from an independent appraisal of the value of COPI Colorado). Mr. Haddock has challenged the valuation performed by the independent appraiser and the procedures followed by the Company with respect to the redemption and valuation process. The Company believes that it has complied with all terms of the agreement as it relates to the liquidation of Mr. Haddock from the partnership. In February 2001, the Company filed a lawsuit seeking a declaratory judgment to assist in resolution of the Company's dispute with Mr. Haddock.

     The Company is a party to other legal actions related to certain of its investments. Material losses related to such cases have not been deemed probable by management after consultation with outside counsel, and no financial statement accruals have been made. Based on the status of the cases, the Company is unable to determine a range of possible losses, if any, that might be incurred in connection with this litigation. The Company believes it is not probable that the ultimate resolution of this litigation will have a material adverse effect on its financial position and results of operations.

16.  SUPPLEMENTAL CASH FLOW INFORMATION:

     Supplemental cash flow information is summarized as follows (in thousands):

                                                                              December 31,
                                                               -------------------------------------------
                                                                   2000           1999            1998
                                                               ------------   ------------    ------------

Interest paid, net of amounts capitalized ..................   $     29,729   $     27,422    $     23,360
                                                               ============   ============    ============
Taxes paid .................................................   $     17,293   $     24,755    $      4,345
                                                               ============   ============    ============

 Non-cash investing and financing activities:
    In conjunction with the acquisitions by the
    Company, liabilities were assumed as follows:
         Fair value of assets acquired .....................   $         --   $     43,178    $     84,892
         Stock issued for the acquisitions .................             --             --          (3,391)
         Notes payable issued for acquisitions .............             --         (6,000)         (8,659)
         Cash paid for the acquisitions ....................             --        (28,511)        (26,300)
                                                               ------------   ------------    ------------
             Liabilities assumed ...........................   $         --   $      8,667    $     46,542
                                                               ============   ============    ============

    Decrease in intangible and deferred income for
    amount associated with sales of club memberships .......   $      6,387   $      7,172    $     11,084
                                                               ============   ============    ============

17.  FAIR VALUES OF FINANCIAL INSTRUMENTS:

     The carrying amount of cash and cash equivalents, accounts receivable, inventories, notes receivable, prepaid expenses and other current assets, and accounts payable and accrued expenses approximates fair value as of December 31, 2000 because of the short maturity of these instruments. Similarly, the carrying value of line of credit borrowings approximates fair value as of that date because the applicable interest rates fluctuate based on published market rates. In the opinion of management, without consideration of the financial position of the Company, the interest rates associated with the long-term debt approximates the market interest rates for this type of instrument, and as such, the carrying values approximate fair value at December 31, 2000.

18.  BUSINESS SEGMENT INFORMATION:

     Crescent Operating's assets and operations are located entirely within the United States and are comprised of four business segments: (i) Equipment Sales and Leasing, (ii) Hospitality, (iii) Temperature Controlled Logistics and (iv) Land Development. In addition to these four business segments, the Company has grouped its investment in Magellan warrants, its previous investment in CBHS, interest expense on corporate debt and general corporate overhead costs such as legal and accounting costs, insurance costs and corporate salaries as "Other" for segment reporting purposes. Because the Company sold its investment in CBHS in 2000 and did not recognize income or loss from CBHS in 1999 or 2000, the Company no longer reports its operations related to CBHS as a separate segment. The Company uses net income as the measure of segment profit or loss.

     The Equipment Sales and Leasing segment is engaged in the sale, leasing and service of construction equipment and accessories to the construction and utility industries located primarily in seven states. Crescent Machinery's leasing activities consist principally of leasing construction equipment and accessories under various leases, which are primarily short-term operating leases.

     The Hospitality segment generally consists of the operations of the Hospitality Properties. Each of such properties is owned by Crescent Partnership or its affiliates and all are leased to subsidiaries of the Company under long term leases. In addition to these properties, the Company also has other investments in CRL.

     The Temperature Controlled Logistics segment consists primarily of a 40% interest in the operations of AmeriCold Logistics. Prior to reorganization of this segment effective March 12, 1999, this segment consisted of a 2% economic interest in the operations of The Temperature Controlled Logistics Partnerships. AmeriCold Logistics is the largest operator of public refrigerated storage space in the country in terms of public storage space operated.

     The Land Development segment consists of (i) a 4.65% economic interest in Desert Mountain, a master planned, luxury residential and recreational community in northern Scottsdale, Arizona, (ii) a 52.5% general partner interest in Woodlands Operating, which provides management, advisory, landscaping and maintenance services to entities affiliated with Crescent Operating and Crescent Equities, (iii) a 2.125% economic interest in Landevco, which owns approximately 6,500 acres for commercial and residential development as well as a realty office, an athletic center, and an interest in a title company and (iv) a 6% economic interest in CDMC, whose operations consist principally of investing in partnerships and other entities that directly or indirectly develop and manage residential and resort properties (primarily in Colorado) or provide related services.

     Business segment information is summarized as follows (in thousands):

                                                    For the Year Ended   For the Year Ended   For the Year Ended
                                                     December 31, 2000    December 31, 1999    December 31, 1998
                                                    ------------------   ------------------   ------------------
Revenues:
   Equipment Sales and Leasing ...................   $         142,842    $         136,343    $          85,365
   Hospitality ...................................             272,157              246,763              229,491
   Land Development ..............................             301,827              334,881              178,392
   Temperature Controlled Logistics ..............                  --                   --                   --
   Other .........................................                  --                   --                   --
                                                     -----------------    -----------------    -----------------
   Total revenues ................................   $         716,826    $         717,987    $         493,248
                                                     =================    =================    =================

Income (loss) from operations:
   Equipment Sales and Leasing ...................   $           1,729    $           4,737    $           6,354
   Hospitality ...................................              (3,419)               1,286                6,659
   Land Development ..............................              25,542               10,449                   20
   Temperature Controlled Logistics ..............                 (27)                  (2)                 (88)
   Other .........................................              (4,197)              (2,603)              (3,059)
                                                     -----------------    -----------------    -----------------
   Total income (loss) from operations ...........   $          19,628    $          13,867    $           9,886
                                                     =================    =================    =================

Depreciation and amortization:
   Equipment Sales and Leasing ...................   $          18,254    $          15,041    $           8,222
   Hospitality ...................................               1,356                1,023                  802
   Land Development ..............................              18,286               17,811                5,695
   Temperature Controlled Logistics ..............                  --                   --                   10
   Other .........................................                 (71)                (133)                  18
                                                     -----------------    -----------------    -----------------
   Total depreciation and amortization ...........   $          37,825    $          33,742    $          14,747
                                                     =================    =================    =================

Investment income (loss):
   Equipment Sales and Leasing ...................   $              --    $              --    $              --
   Hospitality ...................................              17,839                 (851)                 130
   Land Development ..............................              34,952               23,825               25,858
   Temperature Controlled Logistics ..............              (6,237)              (2,275)               3,961
   Other .........................................                  --                  240               (2,265)
                                                     -----------------    -----------------    -----------------
     Total investment income (loss) ..............   $          46,554    $          20,939    $          27,684
                                                     =================    =================    =================

Interest expense, net:
   Equipment Sales and Leasing ...................   $          10,585    $           6,747    $           2,942
   Hospitality ...................................                 805                  618                   54
   Land Development ..............................              12,672               11,326                4,335
   Temperature Controlled Logistics ..............                  --                   --                   --
   Other .........................................               8,012                8,038                7,055
                                                     -----------------    -----------------    -----------------
   Total interest expense, net ...................   $          32,074    $          26,729    $          14,386
                                                     =================    =================    =================

Income tax expense (benefit)
   Equipment Sales and Leasing ...................   $          (3,763)   $          (1,081)   $           1,539
   Hospitality ...................................               5,010                  (50)               2,724
   Land Development ..............................              17,888                7,293                7,465
   Temperature Controlled Logistics ..............              (2,506)                (911)                  --
   Other .........................................              (4,882)              (8,722)              (6,207)
                                                     -----------------    -----------------    -----------------
   Total income tax expense (benefit) ............   $          11,747    $          (3,471)   $           5,521
                                                     =================    =================    =================

Capital expenditures:
   Equipment Sales and Leasing ...................   $          48,228    $          58,107    $          28,607
   Hospitality ...................................               1,964                2,388                1,635
   Land Development ..............................              18,427               18,930               13,183
   Temperature Controlled Logistics ..............                  --                   --                   --
   Other .........................................                  37                   51                   46
                                                     -----------------    -----------------    -----------------
   Total capital expenditures ....................   $          68,656    $          79,476    $          43,471
                                                     =================    =================    =================

Investment in unconsolidated subsidiaries:
   Equipment Sales and Leasing ...................   $              --    $              --    $              --
   Hospitality ...................................              10,790               12,017                2,011
   Land Development ..............................              52,197               51,220               60,687
   Temperature Controlled Logistics ..............               4,417               14,859              293,868
   Other .........................................               2,992                2,374               10,539
                                                     -----------------    -----------------    -----------------
   Total investment in
          unconsolidated subsidiaries ............   $          70,396    $          80,470    $         367,105
                                                     =================    =================    =================

Identifiable assets:
   Equipment Sales and Leasing ...................   $         192,151    $         184,964    $         127,215
   Hospitality ...................................              44,810               44,805               38,536
   Land Development ..............................             643,514              535,911              464,634
   Temperature Controlled Logistics ..............               8,829               16,337              293,780
   Other .........................................              21,224               13,636               13,168
                                                     -----------------    -----------------    -----------------
   Total identifiable assets .....................   $         910,528    $         795,653    $         937,333
                                                     =================    =================    =================

19.  RELATED PARTY TRANSACTIONS:

     INTERCOMPANY AGREEMENT

     Generally, Crescent Operating is involved with Crescent Equities in two types of transactions: "Lessee Transactions" and "Controlled Subsidiary Transactions". Lessee Transactions are those in which Crescent Operating enters into a transaction to lease and operate real property that is owned by Crescent Partnership but which cannot be operated by Crescent Partnership due to Crescent Equities status as a REIT. Controlled Subsidiary Transactions are those in which Crescent Operating invests alongside Crescent Partnership in acquisitions where Crescent Operating owns all of the voting stock, and Crescent Partnership owns all of the non-voting stock of a corporate acquisition vehicle which in turn acquires a target business which cannot be operated by Crescent Partnership due to Crescent Equities' status as a REIT. The voting stock represents the control of the entity being purchased and due to its status as a REIT, up until the REIT Modernization Act which became effective January 1, 2001, Crescent Equities could not have such ownership.

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

     OTHER TRANSACTIONS

     The Company leases full service hotels and destination health and fitness resorts from Crescent Partnership, or other subsidiaries of Crescent Equities, under operating leases. Crescent Partnership has agreed to fund all capital expenditures relating to furniture, fixtures and equipment reserves required under applicable management agreements on all properties except for Canyon Ranch-Tucson. Total rent expense related to these leases totaled approximately $63.3 million, $54.0 million and $52.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company has various debt instruments payable to Crescent Partnership with an aggregate amount outstanding at December 31, 2000 and 1999 of $259.7 million and $216.7 million, respectively. See Note 9 for additional information.

     Included in notes receivable is a note from Landevco payable to Landco in the amount of $10.6 million as of December 31, 2000. The note bears interest at 15.0% per annum with quarterly interest payments and principal due upon maturity of July 2007. Interest income recognized for the years ended December 31, 2000, 1999 and 1998 was $1.6 million, $1.7 million and $0.7 million, respectively.

     Effective February 1, 2000, The Varma Asset Management Agreements were terminated by mutual agreement of the parties; at the same time, Crescent Operating and its hospitality subsidiaries entered into a Master Asset Management and Administrative Services Agreement with the Sonoma Management Company ("SMC") to manage the Hyatt Albuquerque, the Four Seasons Hotel Houston, the Renaissance Hotel Houston and the Denver City Center Marriott. At the same time, the Company's hospitality subsidiaries accepted assignment from the owners of the Sonoma Mission Inn and Spa, the Sonoma Mission Inn Golf and Country Club and the Ventana Inn and Spa of its property management agreements with SMC. The principals of SMC are Sanjay and Johanna Varma and Crescent Equities is an equity owner in SMC. Payment of obligations under the Master Asset Management and Administrative Services Agreement are guaranteed by the Company. For each property for which it provides asset management services, SMC will receive a base fee equal to 0.85% of gross revenues of the property managed plus an incentive fee of 50% of actual net income in excess of budgeted net income. For each property for which it provides property management services, SMC will receive a base fee equal to 2.0% of gross revenues of the property plus an incentive fee of 20% of net operating income in excess of 12% annual return on investment to owner.

20.  RESTRUCTURING OF CRESCENT OPERATING:

     On December 17, 1999, President Clinton signed into law the REIT Modernization Act, which became effective on January 1, 2001, and contains a provision that permits real estate investments trusts ("REITS"), such as Crescent Equities, to own and operate certain types of investments that are currently owned and operated by Crescent Operating, specifically the Hospitality and Land Development segments. As a consequence, Crescent Equities can retain business opportunities it would otherwise offer to the Company pursuant to the Intercompany Agreement. Crescent Operating is considering corporate restructuring alternatives which include the potential sale of the Company's Hospitality and Land Development segments to Crescent Equities.

If a successful restructuring is not completed and/or significant new equity is not obtained, it is likely that the Company would be unable to meet its financial obligations in a timely manner. The Company has extended certain payment obligations by reaching agreements with Crescent Equities to defer until April 20, 2001 payments on certain of Crescent Operating's obligations to Crescent Equities otherwise due. Interest payments and rent payments accrued but deferred as of December 31, 2000 totaled approximately $5.1 million and $5.8 million, respectively. If a restructuring of the Company as now contemplated by the Company's management and/or a significant infusion of equity is successfully completed, the Company believes that it will be able to meet its capital requirements during 2001. If a successful restructuring is not completed and/or significant new equity is not obtained, the Company will not have adequate capital to meet its needs.

21.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     Amounts in thousands, except per share amounts:

                                                                         Year Ended December 31, 2000
                                                               ------------------------------------------------
                                                                 First       Second        Third       Fourth
                                                               ---------    ---------    ---------    ---------

Revenues ...................................................   $ 167,551    $ 176,397    $ 182,133    $ 190,745
Income (loss) from operations ..............................       7,973        5,582        6,557         (484)
Income (loss) before minority interests and income taxes ...       6,237         (684)       3,440       25,082
Minority interests .........................................      (6,731)      (2,954)      (6,660)      (9,673)
Income tax provision (benefit) .............................       1,488         (226)         950        9,535
Net income (loss) ..........................................      (1,982)      (3,412)      (4,170)       5,874
Basic income (loss) per share ..............................        (.19)        (.33)        (.40)         .56
Diluted income (loss) per share ............................        (.19)        (.33)        (.40)         .56


                                                                         Year Ended December 31, 1999
                                                               ------------------------------------------------
                                                                 First       Second        Third       Fourth
                                                               ---------    ---------    ---------    ---------

Revenues ...................................................   $ 136,748    $ 173,393    $ 175,602    $ 232,244
Income (loss) from operations ..............................       4,295        8,751        2,946       (2,125)
Income (loss) before minority interests and income taxes ...       9,001        6,293       (2,282)      (5,066)
Minority interests .........................................      (5,215)      (5,167)      (1,465)      (2,265)
Income tax provision (benefit) .............................         372          972       (1,284)      (3,531)
Net income (loss) ..........................................       3,414          154       (2,463)      (3,800)
Basic income (loss) per share ..............................         .32          .01         (.24)        (.35)
Diluted income (loss) per share ............................         .31          .01         (.24)        (.34)

                          INDEPENDENT AUDITORS' REPORT




To the Partners
Vornado Crescent Logistics Operating Partnership and Subsidiary:

We have audited the accompanying consolidated balance sheets of Vornado Crescent Logistics Operating Partnership and Subsidiary (the "Partnership") as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners' capital, and cash flows for the year ended December 31, 2000 and for the period from March 11, 1999 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Vornado Crescent Logistics Operating Partnership and Subsidiary at December 31, 2000 and 1999, and their consolidated results of operations and cash flows for the year ended December 31, 2000 and for the period from March 11, 1999 (date of inception) to December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP

February 27, 2001

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 1999
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

ASSETS                                                                          2000                1999

CURRENT ASSETS:
  Cash and cash equivalents                                                   $   6,215           $   7,988
  Restricted cash                                                                14,736              16,887
  Trade accounts receivable, net of allowance for doubtful
     accounts of $3,502 and $2,036, respectively                                 77,889              77,010
  Other current assets                                                            6,821               7,891
  Working capital to be collected on behalf of Real Estate Companies             (7,507)            (12,951)
                                                                              ---------           ---------

                                                                                 98,154              96,825

PROPERTY, PLANT, AND EQUIPMENT:
  Land                                                                           18,533              18,442
  Buildings and improvements                                                      2,476               1,517
  Machinery and equipment                                                        44,131              33,127
                                                                              ---------           ---------

                                                                                 65,140              53,086

  Less accumulated depreciation                                                 (10,722)             (4,230)
                                                                              ---------           ---------

      Property, plant, and equipment, net                                        54,418              48,856

OTHER ASSETS                                                                      9,108               7,831
                                                                              ---------           ---------

                                                                              $ 161,680           $ 153,512
                                                                              =========           =========

                                                                     (Continued)

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 1999
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                            2000               1999

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                                                       $  23,277           $  28,350
  Accrued expenses                                                          43,653              44,570
  Current portion of long-term debt                                            577                  --
  Unearned revenue                                                           9,242               9,630
  Due to Real Estate Companies                                              27,074              29,232
                                                                         ---------           ---------

      Total current liabilities                                            103,823             111,782
                                                                         ---------           ---------

LONG-TERM DEBT                                                               6,360                  --

DEFERRED RENT OBLIGATIONS TO REAL ESTATE
  COMPANIES                                                                 24,411               5,400

STRAIGHT-LINE RENT LIABILITY                                                 6,762               3,089

OTHER LIABILITIES                                                            4,111               3,762
                                                                         ---------           ---------

        Total liabilities                                                  145,467             124,033

COMMITMENTS

PARTNERS' CAPITAL:
  Partners' capital                                                         48,723              38,723
  Accumulated deficit                                                      (27,680)             (9,244)
  Accumulated other comprehensive loss - minimum pension charge               (830)                 --
                                                                         ---------           ---------

Less: capital contribution receivable                                       (4,000)                 --
                                                                         ---------           ---------

        Total partners' capital                                             16,213              29,479
                                                                         ---------           ---------

                                                                         $ 161,680           $ 153,512
                                                                         =========           =========

                                                                     (Concluded)

See notes to consolidated financial statements.

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2000 AND FOR THE PERIOD
FROM MARCH 11, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                               2000                1999

REVENUES                                                     $ 676,158           $ 557,708

OPERATING EXPENSES:
  Cost of operations                                           478,809             399,615
  Rent expense on leases with Real Estate Companies            170,640             135,811
  General and administrative                                    35,933              26,542
  Depreciation and amortization                                  7,803               4,789
                                                             ---------           ---------
      Total operating expenses                                 693,185             566,757
                                                             ---------           ---------

OPERATING LOSS                                                 (17,027)             (9,049)

OTHER INCOME (EXPENSE):
  Interest expense                                              (2,136)               (534)
  Other income                                                     727                 339
                                                             ---------           ---------
NET LOSS                                                     $ (18,436)          $  (9,244)
                                                             =========           =========

See notes to consolidated financial statements.

VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2000 AND FOR THE PERIOD FROM
MARCH 11, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                               ACCUMULATED
                                                                                  OTHER
                                                                              COMPREHENSIVE        CAPITAL
                                               PARTNERS'      ACCUMULATED     LOSS - MINIMUM    CONTRIBUTION
                                                CAPITAL         DEFICIT       PENSION CHARGE      RECEIVABLE        TOTAL


Capital contribution                          $     38,723    $         --     $         --     $         --     $     38,723

  Net loss                                              --          (9,244)              --               --           (9,244)
                                              ------------    ------------     ------------     ------------     ------------

BALANCE - December 31, 1999                         38,723          (9,244)              --               --           29,479

Capital contribution                                10,000              --               --           (4,000)           6,000

COMPREHENSIVE LOSS:

  Net loss                                              --         (18,436)              --               --          (18,436)

  Adjustment for minimum pension liability              --              --             (830)              --             (830)
                                              ------------    ------------     ------------     ------------     ------------
                                                                                                                      (19,266)
                                                                                                                 ------------

BALANCE - December 31, 2000                   $     48,723    $    (27,680)    $       (830)    $     (4,000)    $     16,213
                                              ============    ============     ============     ============     ============


See notes to consolidated financial statements.

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2000 AND FOR THE PERIOD FROM
 MARCH 11, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                 2000         1999

OPERATING ACTIVITIES:
  Net loss                                                     $(18,436)    $ (9,244)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Provision for bad debts                                       1,645        1,685
    Depreciation and amortization                                 7,803        4,789
    Straight lining of rent expense                               3,673        3,089
    Gain on settlement and curtailment of benefit plan               --       (1,363)
    Changes in assets and liabilities, net of acquisitions:
      Restricted cash                                             2,151           --
      Trade accounts receivable                                  (2,524)         239
      Other assets                                                   (9)      (6,420)
      Accounts payable and accrued expenses                      (8,081)      (1,493)
      Due to Real Estate Companies                               (2,158)      29,232
      Deferred rent obligations                                  19,011        5,400
      Other liabilities                                             (69)         (11)
                                                               --------     --------

        Net cash provided by operating activities                 3,006       25,903

INVESTING ACTIVITIES:
  Purchase of non-real estate assets                                 --      (38,723)
  Additions to property, plant, and equipment                   (12,302)      (9,666)
                                                               --------     --------

        Net cash used in investing activities                   (12,302)     (48,389)

FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                        7,014           --
  Repayment of long-term debt                                       (47)          --
  Repayment of due to Real Estate Companies                      (5,444)      (8,249)
  Capital contributions                                           6,000       38,723
                                                               --------     --------

        Net cash provided by financing activities                 7,253       30,474
                                                               --------     --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                          (1,773)       7,988

CASH AND CASH EQUIVALENTS:
  Beginning of period                                             7,988           --
                                                               --------     --------

  End of period                                                $  6,215     $  7,988
                                                               ========     ========


                                                                     (Continued)

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2000 AND FOR THE PERIOD FROM
 MARCH 11, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                             2000        1999

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                            $    753    $    331
                                                           ========    ========

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

                                                                     (Concluded)


See notes to consolidated financial statements.

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEAR ENDED
DECEMBER 31, 2000 AND FOR THE PERIOD FROM
MARCH 11, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------


1.    ORGANIZATION AND BUSINESS

      Vornado Crescent Logistics Operating Partnership (the "Partnership") was formed on March 11, 1999. The Partnership holds its assets and conducts its business through its wholly owned subsidiary AmeriCold Logistics, LLC (collectively "AmeriCold Logistics"). At December 31, 2000, AmeriCold Logistics, headquartered in Atlanta, Georgia, has 6,700 employees and operates 99 temperature controlled warehouse facilities nationwide with an aggregate of approximately 518 million cubic feet of refrigerated, frozen, and dry storage space. Of the 99 warehouses, AmeriCold Logistics leases 88 temperature controlled warehouses with an aggregate of approximately 439 million cubic feet from the Vornado REIT/Crescent REIT Partnership, and manages 11 additional warehouses containing approximately 79 million cubic feet of space. AmeriCold Logistics provides the frozen food industry with refrigerated warehousing and transportation management services. Refrigerated warehouses are comprised of production and distribution facilities. Production facilities typically serve one or a small number of customers, generally food processors, located nearby. These customers store large quantities of processed or partially processed products in the facility until they are shipped to the next stage of production or distribution. Distribution facilities primarily warehouse a wide variety of customers' finished products until future shipment to end-users. Each distribution facility generally services the surrounding regional market. AmeriCold Logistics' transportation management services include freight routing, dispatching, freight rate negotiation, backhaul coordination, freight bill auditing, network flow management, order consolidation, and distribution channel assessment. Additionally, AmeriCold Logistics mines limestone at two of its locations.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation - The consolidated financial statements of the Partnership include the accounts of the Partnership and its subsidiary. The Partnership is owned 60% by Vornado Operating L.P. and 40% by COPI Cold Storage L.L.C. (an affiliate of Crescent Operating Inc.). The partnership agreement provides that net income and losses are allocated to each partner's account in relation to their ownership interests. Subject to certain provisions, the Partnership continues for a term through October 2027. Certain reclassifications to prior year amounts have been made to conform with the current year's presentation. Management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid investments purchased with original maturities of three months or less.

      Restricted Cash - Cash restricted for uses related to payment of rent ($7,229 at December 31, 2000 and 1999) and settlement of certain self-insured liabilities ($7,507 and $9,658 at December 31, 2000 and 1999, respectively) are classified as restricted cash.

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

      Revenue Recognition - Revenues include storage, transportation and handling fees, and management fees for locations managed on behalf of third parties. Storage revenues are recognized as services are provided. Transportation fees and expenses are recognized upon tender of product to common carriers, which is not materially different than if such revenues and expenses were recognized upon delivery. Management fees are recognized when the Company is contractually entitled to such fees. Costs related to managed facilities are included in operating expenses. AmeriCold Logistics charges customers for both inbound and outbound handling in advance but defers the outbound handling revenue until the product has been shipped. Revenues from the sale of limestone are recognized upon delivery to customers.

      Income Taxes - AmeriCold Logistics has elected to be treated as a partnership for income tax purposes. Taxable income or loss of AmeriCold Logistics is reported in the income tax returns of the partners. Accordingly, no provision for income taxes is made in the financial statements of AmeriCold Logistics.

      Fair Value of Financial Instruments - All financial instruments of the Company are reflected in the accompanying consolidated balance sheets at historical cost which, in management's estimation, based upon an interpretation of available market information and valuation methodologies, reasonably approximates their fair values. Such fair values are not necessarily indicative of the amounts that would be realized upon disposition of the Company's financial instruments.

      Recently Issued Accounting Standards - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is required to adopt SFAS No. 133, as amended by SFAS No. 138, effective January 1, 2001. Because the Company does not currently utilize derivatives or engage in hedging activities, management does not anticipate that implementation of this statement will have a material effect on the Company's financial statements.

3.    ACQUISITION

      In March 1999, AmeriCold Logistics purchased all of the non-real estate assets of a group of companies owned by Vornado Realty Trust and subsidiaries of Crescent Real Estate Equities Company and Crescent Operating, Inc. (the "Real Estate Companies").

      The purchase price of the non-real estate assets was $48.7 million including the assumption of approximately $10 million of liabilities in connection with the closure of one of the warehouse facilities. In addition, the Company acquired capitalized leased assets and assumed $3.2 million of capitalized lease obligations as a result of the purchase.

      The purchase method of accounting was applied to this acquisition. Approximate fair values assigned to assets and liabilities acquired were as follows:

        (amounts in thousands)


Property, plant, and equipment                              $ 43,421
Other assets                                                   8,500
                                                            --------
                                                              51,921
Other liabilities                                            (13,198)
                                                            --------
                                                            $ 38,723
                                                            ========


      Results of operations are presented from the date of acquisition in 1999.

4.    ACCRUED EXPENSES

      Detail of accrued expenses as of December 31, 2000 and 1999 is as follows:


(amounts in thousands)                                    2000              1999

Accrued payroll and related expense                     $  9,854          $  8,855
Accrued employee retirement and other benefits             7,636             8,521
Accrued workers' compensation                              8,443             7,961
Other accrued expenses                                    17,720            19,233
                                                        --------          --------
                                                        $ 43,653          $ 44,570
                                                        ========          ========


5.    LONG-TERM DEBT




(amounts in thousands)

Promissory Notes, due March 2002                                      $ 5,000
Promissory Note, payable in equal monthly
  installments through January 2003                                     1,937
                                                                      -------

                                                                        6,937

  Less: current maturities                                               (577)
                                                                      -------

                                                                      $ 6,360
                                                                      =======


      The promissory notes are due in March 2002. At the Company's option, these loans may be repaid at any time. Until the notes are paid, monthly interest-only payments are due at the annual rate of 12%. The notes are secured by certain property with a net book value of approximately $18,400,000.

      The promissory note payable in equal monthly installments may be repaid prior to its maturity, subject to certain prepayment penalties. This loan bears interest at the rate of 10.72% per annum. The note is secured by certain equipment with a net book value of approximately $1,967,000.

6.    TRANSACTIONS WITH REAL ESTATE COMPANIES AND OWNERS

      During 2000 and 1999, AmeriCold Logistics received a management fee of $255,000 and $201,000, respectively, from the Real Estate Companies for administrative services performed. During 2000 and 1999, AmeriCold Logistics paid a management fee of $487,000 to Vornado Realty L.P.

      At December 31, 2000 and 1999, $1,061,000 and $952,000, respectively, were receivable from the Partnership's owners for expenditures made on their behalf for a new business venture. Such amounts have been included in other assets.

7.    LEASE COMMITMENTS (SEE ALSO LEASE RESTRUCTURING DISCUSSION - NOTE 9)

      AmeriCold Logistics entered into leases with the Real Estate Companies covering the warehouses used in this business. The leases, as amended in 2000, which commenced in March 1999, generally have a 15-year term with two five-year renewal options and provide for the payment of fixed base rent and percentage rent based on revenues AmeriCold Logistics receives from its customers. Fixed base rent is approximately $137 million per annum through 2003, $139 million per annum from 2004 through 2008, and $141 million per annum from 2009 through 2014. Percentage rent for each lease is based on a specified percentage of revenues in excess of a specified base amount. The aggregate base revenue amount under five of the six leases is approximately $350 million, and the weighted-average percentage rate is approximately 36% for the initial five-year period, approximately 38% for the period from 2004 through 2008, and approximately 40% for the period from 2009 through February 28, 2014. The aggregate base revenue amount under the sixth lease is approximately $32,000,000 through 2001, and approximately $26,000,000 for the period from 2002 through February 28, 2014, and the percentage rate is 24% through 2001, 37.5% for the period from 2002 through 2006, 40% from 2007 through 2011, and 41% from 2012 through February 28, 2014.

      The fixed base rent for each of the two five-year renewal options is equal, generally, to the greater of the then fair market value rent or the fixed base rent for the immediately preceding lease year plus 5%.

      AmeriCold Logistics has the right to defer the payment of 15% of fixed base rent and all percentage rent for up to three years beginning in March 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent. Pursuant to the agreement, AmeriCold Logistics exercised its deferral rights and deferred approximately $19.0 million and $5.4 million in 2000 and 1999, respectively, in fixed and percentage rent.

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

      At December 31, 2000, future minimum fixed lease payments under these leases with the Real Estate Companies and future minimum lease payments under operating leases other than leases with the Real Estate Companies were as follows:

       (amounts in thousands)



   YEAR ENDED
   DECEMBER 31,
                              REAL ESTATE              OTHER
                               COMPANIES              LESSORS                 TOTAL

   2001                       $    137,201          $      8,068          $    145,269
   2002                            137,340                 7,001               144,341
   2003                            137,327                 5,175               142,502
   2004                            139,729                 3,921               143,650
   2005                            138,920                 3,538               142,458
   Thereafter                    1,157,752                 4,026             1,161,778
                              ------------          ------------          ------------

                              $  1,848,269          $     31,729          $  1,879,998
                              ============          ============          ============



      Rent expense under all lease obligations for 2000 was $139,723,000 for fixed rent and $30,917,000 for percentage rent. Rent expense under all lease obligations for 1999 was $109,031,000 for fixed rent and $26,780,000 for percentage rent.

8.    EMPLOYEE BENEFIT PLANS

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

      Postretirement Benefits Other Than Pensions - During 1999, AmeriCold Logistics settled and curtailed postretirement healthcare and life insurance benefits for a substantial portion of its employees. As a result, AmeriCold Logistics recorded a gain of approximately $1,363,000.

      Actuarial information regarding the defined benefit pension plans and postretirement benefits other than pensions as of December 31, 2000 and 1999 is as follows:

                                                                                               2000
                                                                       ----------------------------------------------------
                                                                               PENSION BENEFITS
                                                                       --------------------------------
                                                                                             NATIONAL             OTHER
                                                                        RETIREMENT           SERVICE          POSTRETIREMENT
(amounts in  thousands)                                                INCOME PLAN         RELATED PLAN          BENEFITS

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                                $     33,710        $      9,351        $      1,920
Service cost                                                                  1,641                 211                  45
Interest cost                                                                 2,518                 707                 106
Actuarial (gain) loss                                                         2,826              (1,168)               (257)
Settlements                                                                      --                  --                (521)
Benefits paid                                                                (5,271)               (468)                 (4)
                                                                       ------------        ------------        ------------

Benefit obligation at end of year                                      $     35,424        $      8,633        $      1,289
                                                                       ============        ============        ============

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                         $     28,774        $      9,635        $         --
Actual return on plan assets                                                  1,475                 (38)                 --
Employer contributions                                                        1,240                 248                   4
Benefits paid                                                                (5,271)               (468)                 (4)
                                                                       ------------        ------------        ------------

Fair value of plan assets at end of year                               $     26,218        $      9,377        $         --
                                                                       ============        ============        ============

Funded status                                                          $     (9,205)       $        743        $     (1,289)
Unrecognized actuarial (gain) loss                                            2,805               1,283                (260)
Unrecognized prior service cost                                               1,264                 152                (582)
Minimum liability adjustment                                                 (2,091)                 --                  --
                                                                       ------------        ------------        ------------
(Accrued) prepaid benefit cost                                         $     (7,227)       $      2,178        $     (2,131)
                                                                       ============        ============        ============


Amounts recognized in the consolidated balance sheet consist of:
  Accrued benefit liability                                            $     (7,227)       $         --        $     (2,131)
  Prepaid asset                                                                  --               2,178                  --
  Intangible asset                                                            1,261                  --                  --
  Accumulated other comprehensive loss                                          830                  --                  --
                                                                       ------------        ------------        ------------
Net amount recognized                                                  $     (5,136)       $      2,178        $     (2,131)
                                                                       ============        ============        ============

Weighted-average assumptions as of December 31, 2000:
Discount rate                                                                7.75 %              7.75 %              7.50 %
Expected return                                                              9.50 %              9.50 %                 N/A
Rate of compensation increase                                                4.00 %                 N/A                 N/A

                                                                                                1999
                                                                       ----------------------------------------------------
                                                                               PENSION BENEFITS
                                                                       --------------------------------
                                                                                             NATIONAL             OTHER
                                                                        RETIREMENT           SERVICE          POSTRETIREMENT
(amounts in  thousands)                                                INCOME PLAN         RELATED PLAN          BENEFITS


CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of period                              $     33,052        $     11,653        $      7,150
Service cost                                                                  1,297                 254                 147
Interest cost                                                                 2,461                 576                 346
Actuarial (gain) loss                                                        (3,903)                404                (320)
Curtailments                                                                     --                  --              (2,735)
Settlements                                                                      --                  --              (1,940)
Plan transfers                                                                2,930              (2,930)                 --
Plan amendments                                                                  --                  --                (664)
Benefits paid                                                                (2,127)               (606)                (64)
                                                                       ------------        ------------        ------------

Benefit obligation at end of period                                    $     33,710        $      9,351        $      1,920
                                                                       ============        ============        ============

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of period                       $     25,693        $     10,058        $         --
Actual return on plan assets                                                  3,364               1,060                  --
Employer contributions                                                           --                 967                  64
Plan transfers                                                                1,844              (1,844)                 --
Benefits paid                                                                (2,127)               (606)                (64)
                                                                       ------------        ------------        ------------

Fair value of plan assets at end of period                             $     28,774        $      9,635        $         --
                                                                       ============        ============        ============

Funded status                                                          $     (4,936)                285        $     (1,920)
Unrecognized actuarial (gain) loss                                           (1,809)              1,409                  (2)
Unrecognized prior service cost                                               1,338                 157                (648)
                                                                       ------------        ------------        ------------
(Accrued) prepaid benefit cost                                         $     (5,407)       $      1,851        $     (2,570)
                                                                       ============        ============        ============


Amounts recognized in the consolidated balance sheet consist of:
  Accrued benefit liability                                            $     (5,407)       $         --        $     (2,570)
  Prepaid asset                                                                  --               1,851                  --
                                                                       ------------        ------------        ------------
Net amount recognized                                                  $     (5,407)       $      1,851        $     (2,570)
                                                                       ============        ============        ============

Weighted-average assumptions as of December 31, 1999:
Discount rate                                                                7.75 %              7.75 %              7.75 %
Expected return                                                              9.50 %              9.50 %                 N/A
Rate of compensation increase                                                4.00 %                 N/A                 N/A

                                                            2000
                                        --------------------------------------------
                                              PENSION BENEFITS
                                        ---------------------------
                                                         NATIONAL         OTHER
                                        RETIREMENT       SERVICE      POSTRETIREMENT
                                        INCOME PLAN    RELATED PLAN      BENEFITS
(amounts in thousands)
COMPONENTS OF NET PERIODIC
  BENEFIT COST:
  Service cost                           $ 1,641          $   211        $    45
  Interest cost                            2,518              707            106
  Expected return on plan assets          (3,153)          (1,094)            --
  Recognized net actuarial loss (gain)      (119)              90             --
  Amortization of prior service cost          80                6            (65)
                                         -------          -------        -------
                                         $   967          $   (80)       $    86
                                         =======          =======        =======

                                                            1999
                                        --------------------------------------------
                                              PENSION BENEFITS
                                        ---------------------------
                                                         NATIONAL         OTHER
                                        RETIREMENT       SERVICE      POSTRETIREMENT
                                        INCOME PLAN    RELATED PLAN      BENEFITS
(amounts in thousands)
COMPONENTS OF NET PERIODIC
  BENEFIT COST:
  Service cost                           $ 1,297         $   254          $   147
  Interest cost                            2,461             576              346
  Expected return on plan assets          (2,531)           (820)              --
  Recognized net actuarial loss              338              18               67
  Amortization of prior service cost         104               5              (56)
                                         -------         -------          -------
                                         $ 1,669         $    33          $   504
                                         =======         =======          =======


      The medical plan for retirees provides a fixed dollar benefit for each year that the retiree is receiving benefits. All increases in medical costs are paid by the retiree, thus, there is no assumed health care cost trend.

      Profit Sharing - AmeriCold Logistics has defined contribution employee benefit plans which cover all eligible employees. The plans also allow contributions by plan participants in accordance with Section 401(k) of the Internal Revenue Code. Profit sharing expense for 2000 and 1999 was approximately $3,084,000 and $4,060,000, respectively.

      Deferred Compensation - AmeriCold Logistics has deferred compensation and supplemental retirement plan agreements with certain of its executives. The agreements provide for certain benefits at retirement or disability, and also provide for survivor benefits in the event of death of the employee. AmeriCold Logistics charges expense for the accretion of the liability each year.

      The net expense for all deferred compensation and supplemental retirement plans for 2000 and 1999 was approximately $123,000 and $164,000, respectively.

9.    SUBSEQUENT EVENT

      On February 22, 2001 the leases with the Real Estate Companies were restructured to, among other things, (i) reduce 2001's contractual rent to $146,000,000 ($14,500,000 less than 2000's contractual rent), (ii) reduce
      2002's contractual rent to $150,000,000 (plus contingent rent in certain circumstances), (iii) increase the Real Estate Companies' share of annual maintenance capital expenditures by $4,500,000 to $9,500,000 effective January 1, 2000, and (iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Executive Committee of
The Woodlands Operating Company, L.P.:


We have audited the accompanying consolidated balance sheets of The Woodlands Operating Company, L.P. (a Texas limited partnership) and subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of earnings, changes in partners' equity and cash flows for each of the three years ended December 31, 2000. These financial statements are the responsibility of The Woodlands Operating Company, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Woodlands Operating Company, L.P. and subsidiary as of December 31, 2000 and 1999 and the consolidated results of their operations and cash flows for each of the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
January 15, 2001

              THE WOODLANDS OPERATING COMPANY, L.P. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)



                                                          2000        1999
                                                        --------    --------
ASSETS
Cash and cash equivalents ...........................   $  3,817    $  1,677
Trade receivables, net of allowance for doubtful
      accounts of $295 and $302 .....................      6,071       6,839
Inventory ...........................................      1,217       1,046
Prepaid and other current assets ....................        432         264
Property and equipment, at cost less accumulated
    depreciation of $1,172 and $673 .................      2,430       2,109
Other assets ........................................        738       1,200
                                                        --------    --------
                                                        $ 14,705    $ 13,135
                                                        ========    ========

LIABILITIES AND EQUITY
Liabilities
    Accounts payable ................................   $ 10,857    $  8,113
    Accrued liabilities .............................      2,636       2,273
    Deferred revenue ................................      7,045       5,300
    Other liabilities ...............................        336         468
                                                        --------    --------
                                                          20,874      16,154

Commitments and contingencies (Note 2)

Partners' deficit (Note 3) ..........................     (6,169)     (3,019)
                                                        --------    --------
                                                        $ 14,705    $ 13,135
                                                        ========    ========

              THE WOODLANDS OPERATING COMPANY, L.P. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)



                                                           2000        1999        1998
                                                         --------    --------    --------
REVENUES
    Conference Center and Country Club operations ....   $ 53,355    $ 47,945    $ 47,609
    Management fees and other ........................     29,394      26,690      27,151
                                                         --------    --------    --------
                                                           82,749      74,635      74,760
                                                         --------    --------    --------

OPERATING EXPENSES
    Conference Center and Country Club operations ....     52,166      47,325      46,162
    Operating, general and administrative ............     26,712      24,531      25,246
DEPRECIATION AND AMORTIZATION ........................      1,035         863         751
                                                         --------    --------    --------
                                                           79,913      72,719      72,159
                                                         --------    --------    --------

OPERATING EARNINGS ...................................      2,836       1,916       2,601

OTHER INCOME .........................................        (14)        (28)        (37)
                                                         --------    --------    --------

NET EARNINGS .........................................   $  2,850    $  1,944    $  2,638
                                                         ========    ========    ========

              THE WOODLANDS OPERATING COMPANY, L.P. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                   WOCOI     MS/TWC
                                 Investment   Joint     MS/TWC,
                                  Company    Venture     Inc.       Total
                                 ----------  -------    -------    -------
Balance, December 31, 1997 ....   $   594    $   790    $    15    $ 1,399
Distributions .................    (2,550)    (3,390)       (60)    (6,000)
Earnings ......................     1,121      1,491         26      2,638
                                  -------    -------    -------    -------
Balance, December 31, 1998 ....      (835)    (1,109)       (19)    (1,963)
Distributions .................    (1,275)    (1,695)       (30)    (3,000)
Earnings ......................       826      1,098         20      1,944
                                  -------    -------    -------    -------
Balance, December 31, 1999 ....    (1,284)    (1,706)       (29)    (3,019)
Distributions .................    (3,266)    (2,679)       (55)    (6,000)
Earnings ......................     1,927        900         23      2,850
                                  -------    -------    -------    -------
Balance, December 31, 2000 ....   $(2,623)   $(3,485)   $   (61)   $(6,169)
                                  =======    =======    =======    =======

              THE WOODLANDS OPERATING COMPANY, L.P. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)



                                                                2000       1999       1998
                                                               -------    -------    -------
OPERATING ACTIVITIES
Net earnings ...............................................   $ 2,850    $ 1,944    $ 2,638
Adjustments to reconcile net earnings  to
    cash provided by (used for) operating activities
      Depreciation and amortization ........................     1,035        863        751
      Deferred Country Club initiation fees, net ...........     1,745      2,468      2,062
      Other ................................................      (671)      (329)      (113)
                                                               -------    -------    -------
                                                                 4,959      4,946      5,338
      Changes in operating assets and liabilities
        Trade receivables, inventory and prepaid assets ....       429     (2,167)       656
        Other assets .......................................       462        522     (1,687)
        Accounts payable ...................................     2,744     (3,826)     6,388
        Accrued liabilities ................................       363        458     (2,360)
                                                               -------    -------    -------
Cash provided by (used for) operating activities ...........     8,957        (67)     8,335
                                                               -------    -------    -------

INVESTING ACTIVITIES
Capital expenditures .......................................      (817)    (1,106)      (519)
                                                               -------    -------    -------

FINANCING ACTIVITIES
Distributions to partners ..................................    (6,000)    (3,000)    (6,000)
                                                               -------    -------    -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........     2,140     (4,173)     1,816
CASH AND CASH EQUIVALENTS, beginning of year ...............     1,677      5,850      4,034
                                                               -------    -------    -------

CASH AND CASH EQUIVALENTS, end of year .....................   $ 3,817    $ 1,677    $ 5,850
                                                               =======    =======    =======

              THE WOODLANDS OPERATING COMPANY, L.P. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONTROL. The Woodlands Operating Company, L.P. ("Woodlands Operating"), The Woodlands Land Development Company, L.P. ("Woodlands Development") and The Woodlands Commercial Properties Company, L.P. ("Woodlands Commercial") are owned by entities controlled by Crescent Real Estate Equities Limited Partnership or Crescent Operating, Inc. (together "Crescent") and Morgan Stanley Real Estate Fund II, L.P. ("Morgan Stanley"). Woodlands Development and Woodlands Commercial are successors to The Woodlands Corporation. Prior to July 31, 1997, The Woodlands Corporation was a wholly owned subsidiary of Mitchell Energy & Development Corp. On July 31, 1997 The Woodlands Corporation was acquired by Crescent and Morgan Stanley and merged into Woodlands Commercial, a Texas limited partnership. Woodlands Commercial was then divided into two partnerships: Woodlands Commercial and Woodlands Development. WECCR General Partnership ("WECCR GP") is a wholly owned subsidiary of Woodlands Operating. Woodlands Operating manages assets owned by Woodlands Commercial and Woodlands Development.

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Woodlands Operating and WECCR GP. All significant intercompany transactions and accounts are eliminated in consolidation.

     BUSINESS. Woodlands Operating's activities are concentrated in The Woodlands, a planned community located north of Houston, Texas. Consequently, these operations and the associated credit risks may be affected, either positively or negatively, by changes in economic conditions in this geographical area. Woodlands Operating provides services to Woodlands Development and Woodlands Commercial under management and advisory services agreements. These agreements are automatically renewed annually. Woodlands Development and Woodlands Commercial pay Woodlands Operating an advisory fee equal to 3% above cost. In addition, they reimburse Woodlands Operating for all cost and expenses incurred on their behalf. For the years ended December 31, 2000, 1999 and 1998, Woodlands Operating recorded revenues of $12,606,000, $10,597,000 and $11,050,000 for services provided to Woodlands Development and $6,398,000, $7,480,000 and $7,343,000 for services provided to Woodlands Commercial.

     WECCR GP leases The Woodlands Conference Center, Resort and Country Club ("the Facilities") from Woodlands Commercial. This agreement has an eight-year term ending July 31, 2005. WECCR GP operates the Facilities and pays Woodlands Commercial a base rent of $750,000 per month and a quarterly percentage rent based on the gross receipts of the Facilities. For the years ended December 31, 2000, 1999 and 1998, rent under the lease agreement totaled $14,349,000, $13,011,000 and $12,799,000.

     DEPRECIATION. Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the assets, which range from three to ten years.

     INVENTORY. Inventory is carried at replacement cost and consists of golf-related clothing and equipment sold at golf course pro shops in The Woodlands.

     INCOME TAXES. No provision for Federal income taxes is included in the accompanying financial statements since Woodlands Operating is not a tax-paying entity and all income and expenses are reported by the partners for tax reporting purposes.

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

     STATEMENTS OF CASH FLOWS. Short-term investments with maturities of three months or less are considered to be cash equivalents. There were no significant non-cash investing or financing activities for the years ended December 31, 2000, 1999 and 1998.

     REVENUE RECOGNITION. Country club initiation fees are deferred and recognized over the estimated life of membership, which is approximately nine years.

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

     RECENT ACCOUNTING PRONOUNCEMENTS. Staff Accounting Bulletin No. 101 ("SAB 101") provides interpretive guidance on the proper revenue recognition, presentation and disclosure in financial statements. Woodlands Operating has reviewed its revenue recognition policies and determined that it is in compliance with generally accepted accounting principles and the related interpretive guidance set forth in SAB 101.

(2) COMMITMENTS AND CONTINGENCIES

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

     LEASES. Woodlands Operating has various facility and equipment lease agreements including the Facility lease described in Note 1. Rental expenses for operating leases for the years ended December 31, 2000, 1999 and 1998 total $15,419,000, $14,364,000 and $13,898,000. Lease terms extend to 2009 and have an average remaining term of seven years. Minimum rentals for the five years subsequent to December 31, 2000 total approximately $10,032,000; $9,950,000; $9,571,000; $9,442,000, $5,712,000 and $1,739,000 thereafter.

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

(3) PARTNERS' DEFICIT

     Crescent's ownership interest in Woodlands Operating is WOCOI Investment Company, which holds a 42.5% general partner interest. Morgan Stanley's ownership interests are MS/TWC Joint Venture, which holds a 56.5% limited partner interest, and MS TWC, Inc., which holds a 1% general partner interest.

     The partnership agreement provides, among other things, the following:

         (i) Woodlands Operating is governed by an Executive Committee composed of equal representation from its respective general partners.

         (ii) Net income and losses from operations are currently allocated so that partners' capital accounts stand in the ratio of the percentage interest listed above.

         (iii) Distributions are made to partners based on specified payout percentages and include cumulative preferred returns to Morgan Stanley's affiliates. The payout percentage to Morgan Stanley's affiliates is 57.5% until the affiliates receive distributions equal to their capital contributions and a 12% cumulative preferred return compounded quarterly. Then, the payout percentage to Morgan Stanley's affiliates is 50.5% until the affiliates receive distributions equal to their capital contributions and an 18% cumulative preferred return compounded quarterly. Thereafter, the payout percentage to Morgan Stanley's affiliates is 47.5%.

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

(4) EMPLOYEE SAVINGS PLAN

     Woodlands Operating has a 401(k) defined contribution plan that is available to all full-time employees who meet specified service requirements. The plan is administered by a third party. Contributions to the plan are based on a match of employee contributions up to a specified limit. For the years ended December 31, 2000, 1999 and 1998 Woodlands Operating contributions totaled $634,000, $547,000 and $582,000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Executive Committee of
The Woodlands Land Development Company, L.P.:


We have audited the accompanying consolidated balance sheets of The Woodlands Land Development Company, L.P. (a Texas limited partnership) and subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of earnings, changes in partners' equity and cash flows for each of the three years ended December 31, 2000. These financial statements are the responsibility of The Woodlands Land Development Company, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Woodlands Land Development Company, L.P. and subsidiary as of December 31, 2000 and 1999 and the consolidated results of their operations and cash flows for each of the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
January 15, 2001

           THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)




                                                         2000       1999
                                                       --------   --------
ASSETS
Cash and cash equivalents ..........................   $ 10,739   $    486
Trade receivables ..................................        989        465
Inventory ..........................................         56         36
Prepaid and other current assets ...................      2,072        727
Notes and contracts receivable (Notes 2 and 10) ....     30,471     35,787
Real estate (Notes 3 and 4) ........................    395,940    375,663
Other assets .......................................      4,342      4,391
                                                       --------   --------
                                                       $444,609   $417,555
                                                       ========   ========

LIABILITIES AND EQUITY
Liabilities
    Accounts payable ...............................   $ 27,935   $ 19,264
    Accrued liabilities ............................      3,598      3,148
    Credit facility (Notes 5 and 10) ...............    217,000    237,000
    Other debt (Notes 5 and 10) ....................     38,356      3,285
    Deferred revenue ...............................      6,272      1,603
    Other liabilities ..............................      7,128      8,250
    Note payable to affiliated company (Note 8) ....     15,880     23,303
    Notes payable to partners (Notes 6 and 10) .....     25,000     25,000
                                                       --------   --------
                                                        341,169    320,853

Commitments and contingencies (Notes 4 and 7)

Partners' equity (Note 9) ..........................    103,440     96,702
                                                       --------   --------
                                                       $444,609   $417,555
                                                       ========   ========

           THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)




                                                              2000         1999         1998
                                                           ---------    ---------    ---------
REVENUES
Residential lot sales ..................................   $ 127,435    $  92,904    $  77,824
Commercial land sales ..................................      39,486       24,820       43,778
Other (Notes 3 and 4) ..................................       9,963       13,135       10,349
                                                           ---------    ---------    ---------
                                                             176,884      130,859      131,951
                                                           ---------    ---------    ---------
COSTS AND EXPENSES
Residential lot cost of sales ..........................      64,269       51,352       45,203
Commercial land cost of sales ..........................      15,411       10,024       17,533
Operating expenses (Note 8) ............................      25,249       18,705       19,471
Depreciation and amortization ..........................       1,267          753          464
                                                           ---------    ---------    ---------
                                                             106,196       80,834       82,671
                                                           ---------    ---------    ---------

OPERATING EARNINGS .....................................      70,688       50,025       49,280
                                                           ---------    ---------    ---------

OTHER (INCOME) EXPENSE
Interest expense (Notes 5, 6 and 8) ....................      29,424       23,833       24,000
Interest capitalized ...................................     (26,438)     (21,659)     (22,106)
Amortization of debt costs .............................       1,083        1,211        1,243
Other ..................................................         149          226          329
                                                           ---------    ---------    ---------
                                                               4,218        3,611        3,466
                                                           ---------    ---------    ---------

EARNINGS BEFORE EXTRAORDINARY CHARGE AND CUMULATIVE
    EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE .........      66,470       46,414       45,814

EXTRAORDINARY CHARGE (NOTE 5) ..........................          --          883           --

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
    PRINCIPLE (Note 11) ................................          --           --          639
                                                           ---------    ---------    ---------

NET EARNINGS ...........................................   $  66,470    $  45,531    $  45,175
                                                           =========    =========    =========

            THE WOODLANDS LAND DEVELOPMENT COMPANY, LP AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


                                         THE
                                      WOODLANDS       MS/TWC
                                        LAND           JOINT          MS/TWC,
                                    COMPANY, INC.     VENTURE           INC.           TOTAL
                                    -------------    ---------       ---------       ---------
Balance, December 31, 1997 ....      $  31,405       $  41,748       $     739       $  73,892
Contributions .................          2,575           3,423              60           6,058
Distributions .................        (15,299)        (20,338)           (360)        (35,997)
Net earnings ..................         19,199          25,524             452          45,175
                                     ---------       ---------       ---------       ---------
Balance, December 31, 1998 ....         37,880          50,357             891          89,128
Contributions .................          2,550           3,390              60           6,000
Distributions .................        (18,682)        (24,836)           (439)        (43,957)
Net earnings ..................         19,351          25,725             455          45,531
                                     ---------       ---------       ---------       ---------
Balance, December 31, 1999 ....         41,099          54,636             967          96,702
Contributions .................          2,550           3,390              60           6,000
Distributions .................        (27,947)        (37,129)           (656)        (65,732)
Net earnings ..................         28,260          37,547             663          66,470
                                     ---------       ---------       ---------       ---------
Balance, December 31, 2000 ....      $  43,962       $  58,444       $   1,034       $ 103,440
                                     =========       =========       =========       =========

           THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)



                                                                       2000         1999         1998
                                                                    ---------    ---------    ---------
OPERATING ACTIVITIES
Net earnings ....................................................   $  66,470    $  45,531    $  45,175
Adjustments to reconcile net earnings to
    cash provided by operating activities
      Cost of land sold .........................................      79,680       61,376       62,736
      Depreciation and amortization .............................       1,267          753          464
      Gain on sale of property ..................................          --       (4,239)        (699)
      Partnership distributions greater (less) than earnings ....         184          365          (61)
      (Increase) decrease in notes and contracts receivable .....       5,316       (5,747)      (9,108)
      Other .....................................................       5,301        4,750       (4,697)
                                                                    ---------    ---------    ---------
                                                                      158,218      102,789       93,810
      Land development capital expenditures .....................     (58,060)     (71,969)     (50,035)
      Changes in operating assets and liabilities
        Trade receivables, inventory and prepaid assets .........      (1,889)      (1,075)           1
        Other assets ............................................          49       (2,383)       1,855
        Accounts payable and accrued liabilities ................       9,610        7,153       (1,118)
                                                                    ---------    ---------    ---------
Cash provided by operating activities ...........................     107,928       34,515       44,513
                                                                    ---------    ---------    ---------

INVESTING ACTIVITIES
Capital expenditures ............................................     (45,591)          --           --
Acquisition of commercial property ..............................          --           --      (10,100)
Proceeds from sale of property ..................................          --        5,398        4,819
                                                                    ---------    ---------    ---------
Cash provided by (used for) investing activities ................     (45,591)       5,398       (5,281)
                                                                    ---------    ---------    ---------

FINANCING ACTIVITIES
Contributions from partners .....................................       6,000        6,000        6,058
Distributions to partners .......................................     (65,732)     (43,957)     (35,997)
Debt borrowings .................................................       3,513      252,438        3,263
Debt repayments .................................................     (20,169)    (251,308)     (30,250)
Repayment of affiliated company note ............................      (7,423)      (2,697)          --
Subsidiary debt financing .......................................      31,727           --           --
                                                                    ---------    ---------    ---------
Cash used for financing activities ..............................     (52,084)     (39,524)     (56,926)
                                                                    ---------    ---------    ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................      10,253          389      (17,694)
CASH AND CASH EQUIVALENTS, beginning of year ....................         486           97       17,791
                                                                    ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, end of year ..........................   $  10,739    $     486    $      97
                                                                    =========    =========    =========

           THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONTROL. The Woodlands Land Development Company, L.P. ("Woodlands Development"), The Woodlands Commercial Properties Company, L.P. ("Woodlands Commercial"), WECCR General Partnership ("WECCR GP"), and The Woodlands Operating Company, L.P. ("Woodlands Operating") are owned by entities controlled by Crescent Real Estate Equities Limited Partnership or Crescent Operating, Inc. (together "Crescent") and Morgan Stanley Real Estate Fund II, L.P. ("Morgan Stanley"). Woodlands Development and Woodlands Commercial are successors to The Woodlands Corporation. Prior to July 31, 1997, The Woodlands Corporation was a wholly owned subsidiary of Mitchell Energy & Development Corp. On July 31, 1997 The Woodlands Corporation was acquired by Crescent and Morgan Stanley and merged into Woodlands Commercial, a Texas limited partnership. Woodlands Commercial was then divided into two partnerships: Woodlands Commercial and Woodlands Development. Woodlands Operating manages assets owned by Woodlands Development as described in Note 8. In July 2000, Woodlands Development and Woodlands Commercial established Woodlands VTO 2000 Land, LP ("VTO Land"), a subsidiary of Woodlands Development, and Woodlands VTO 2000 Commercial, LP ("VTO Commercial"), a subsidiary of Woodlands Commercial. These subsidiaries purchased certain commercial properties owned by Woodlands Development and Woodlands Commercial.

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Woodlands Development and its subsidiary. All significant intercompany transactions and accounts are eliminated in consolidation.

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

     INCOME TAXES. No provision for Federal income taxes is included in the accompanying financial statements since the Woodlands Development is not a tax-paying entity and all income and expenses are reported by the partners for tax reporting purposes.

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

     STATEMENTS OF CASH FLOWS. Short-term investments with original maturities of three months or less are considered to be cash equivalents. The reported amounts for proceeds from issuance of debt and debt repayments exclude the impact of borrowings with initial terms of three months or less. For the years ended December 31, 2000, 1999 and 1998, Woodlands Development paid interest totaling $30,018,000, $22,541,000 and $25,361,000 related to debt described in Notes 5, 6 and 8.

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

     RECENT ACCOUNTING PRONOUNCEMENTS. On January 1, 2001, Woodlands Development adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133". These standards establish accounting and reporting standards for derivative instruments and hedging activities. In particular, they require a company to record derivative instruments on the balance sheet at fair value and recognize changes in fair value currently in earnings unless specific hedge accounting criteria are satisfied. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document and assess the effectiveness of transactions that receive hedge accounting. The adoption of these standards will result in a reduction of its derivative instruments by $206,000. See Note 5 for additional information regarding the Woodlands Development's derivative instruments and hedging activities.

     Staff Accounting Bulletin No. 101 ("SAB 101") provides interpretive guidance on the proper revenue recognition, presentation and disclosure in financial statements. Woodlands Development has reviewed its revenue recognition policies and determined that it is in compliance with generally accepted accounting principles and the related interpretive guidance set forth in SAB 101.

(2) NOTES AND CONTRACTS RECEIVABLE

     Notes receivable are carried at cost, net of discounts. At December 31, 2000 and 1999, Woodlands Development held utility district receivables totaling $30,471,000 and $33,559,000. Utility district receivables, the collection of which is dependent on the ability of utility districts in The Woodlands to sell bonds, have a market interest rate of approximately 5.5% at December 31, 2000.

     In December 2000, Woodlands Development sold its remaining notes receivable to a financial institution for $5,560,000. During 2000, Woodlands Development sold $27,200,000 of its utility district receivables to a financial institution under a factoring agreement. There was no gain or loss recognized.

(3) REAL ESTATE

     The following is a summary of real estate at December 31, 2000 and 1999 (in thousands):


                                      2000         1999
                                   ---------    ---------
Land ...........................   $ 320,110    $ 344,140
Commercial properties ..........      68,811       27,285
Equity investments (Note 4) ....       8,406        1,682
Other assets ...................         453        3,579
                                   ---------    ---------
                                     397,780      376,686
Accumulated depreciation .......      (1,840)      (1,023)
                                   ---------    ---------
                                   $ 395,940    $ 375,663
                                   =========    =========

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

     Commercial land is divided into distinct centers that serve or are planned to serve as locations for office buildings, retail and entertainment facilities, industrial and warehouse facilities, research and technology facilities, and college and training facilities. Woodlands Development produces finished sites for third parties or its own building development activities.

     COMMERCIAL PROPERTIES. Commercial properties owned by Woodlands Development are leased to third-party tenants. At December 31, 2000, the net book value of assets under operating leases totaled $55,304,000. Other commercial properties are under development at December 31, 2000. Lease terms range from five to nine years with an average term of six years. Leases are accounted for under the operating method. Minimum future lease revenues from operating leases exclude contingent rentals that may be received. Tenant rents include rent for noncancelable operating leases. For the years ending December 31, 2000, 1999 and 1998, tenant rents totaled $2,589,000, $1,938,000 and $1,470,000 and are included in other revenues. Contingent rents include pass-throughs of incremental operating costs. For the years ending December 31, 2000, 1999 and 1998, contingent rents totaled $63,000, $144,000 and $155,000. Minimum future lease revenues for the five years subsequent to December 31, 2000 are $5,785,000; $5,805,000; $5,934,000; $6,083,000; and $6,113,000.

(4) EQUITY INVESTMENTS

     During 2000, Woodlands Development's principal partnership and corporation interests included the following:

                                                         Ownership           Nature of Operations
                                                         ---------           ---------------------
Sterling Ridge Retail 2000 (completed December 2000) ...     50%       Retail property in The Woodlands
Stewart Title of Montgomery County, Inc. ...............     50%       Title company

     Woodlands Development's net investment in these entities is included in the real estate caption on the balance sheets and its share of these entities' pretax earnings is included in other revenues on the statements of earnings. A summary of the net investment as of December 31, 2000 and the share of pre-tax earnings for the year then ended follows (in thousands):


                                                               Equity in Pre-Tax
                                              Net Investment       Earnings
                                              --------------   -----------------
Sterling Ridge Retail 2000 .................      $6,953             $   --
Stewart Title of Montgomery County, Inc. ...       1,368                555
Other ......................................          85               (130)
                                                  ------             ------
                                                  $8,406             $  425
                                                  ======             ======

     In September 1999, Woodlands Development completed a sale of its 49% interest in Mitchell Mortgage Company, LLC for $5,398,000 and recognized as other revenue a $4,239,000 gain on the sale.

     Summarized financial statement information for partnerships and a corporation in which Woodlands Development has an ownership interest at December 31, 2000 and for the year then ended follows (in thousands):

Assets ..........................................................   $19,308
Debt payable to third parties
   Woodlands Development's proportionate share (nonrecourse) ....     1,837
   Other parties' proportionate share ...........................     1,836
Accounts payable and deferred credits ...........................     1,275
Owners' equity ..................................................    14,360

Revenues ........................................................   $ 4,938
Operating earnings ..............................................     1,912
Pre-tax earnings ................................................     1,597
Woodlands Development's proportionate share
     of pre-tax earnings ........................................       425

(5) DEBT

     A summary of Woodlands Development's outstanding debt at December 31, 2000 and 1999 follows (in thousands):

                                          2000       1999
                                        --------   --------
Bank credit agreement ...............   $217,000   $237,000
Subsidiary's credit agreement .......     31,727         --
Mortgages payable, at an average
interest rate of 8.4% ...............      6,629      3,285
                                        --------   --------
                                        $255,356   $240,285
                                        ========   ========


     BANK CREDIT AGREEMENT. In November 1999, Woodlands Development and Woodlands Commercial replaced their existing bank credit agreement and construction loan agreement with a new facility, consisting of a $300,000,000 term loan and a $100,000,000 revolving loan. The transaction resulted in an extraordinary charge of $883,000 for Woodlands Development. The charge consisted of the write-off of previously deferred financing costs. The new bank credit agreement has a three-year term expiring in November 2002 with two one-year extension options. The interest rate, based on the London Interbank Offered Rate plus a margin, is approximately 9.8% at December 31, 2000. Interest is paid monthly. Commitment fees, based on .25% of the unused commitment, total $18,000, $9,000 and $52,000 for the years ended December 31, 2000, 1999 and 1998. The credit agreement contains certain restrictions which, among other things, require the maintenance of specified financial ratios, restrict indebtedness and sale, lease or transfer of certain assets, and limit the right of Woodlands Development to merge with other companies and make distributions to its partners. At December 31, 2000, Woodlands Development was in compliance with its debt covenants. Certain assets of Woodlands Development, including cash, receivables, commercial properties and equity investments in joint ventures and partnerships, secure the credit agreement. Mandatory debt maturities are $18,000,000 in 2001 and $199,000,000 in 2002. Payments may be made by Woodlands Development or Woodlands Commercial or both at their option. Beginning in 2001, additional principal payments are required based on distributions to Crescent and Morgan Stanley. Additional prepayments can also be made at the discretion of Woodlands Development. Prepayments on the term loan are subject to a prepayment penalty of up to 2%.

     Woodlands Development and Woodlands Commercial entered into an interest rate cap agreement with a commercial bank to reduce the impact of increases in interest rates on their bank credit agreement. The interest cap agreement effectively limits their interest rate exposure on a notional amount to a maximum LIBOR rate of 9%. The notional amount is $134,000,000 at December 31, 2000 and will reduce to $121,000,000 in December 2001. The interest cap agreement matures at the same time as the bank credit agreement. Woodlands Development is exposed to credit loss in the event of nonperformance by the other party with respect to the interest cap agreement. However, management does not anticipate nonperformance by the other party.

     SUBSIDIARY'S CREDIT AGREEMENT. VTO Land and VTO Commercial entered into a $67,500,000 credit agreement that has a three-year term expiring in October 2003 with two one-year extension options. The interest rate, based on the London Interbank Offered Rate plus a margin, is approximately 8.8% at December 31, 2000. Interest is paid monthly. The credit agreement contains certain restrictions which, among other things, require the maintenance of specified financial ratios and restrict indebtedness and leasing. At December 31, 2000, VTO Land was in compliance with its debt covenants. Certain assets of the VTO Land and VTO Commercial secure the agreement. Debt maturities for the three years subsequent to December 31, 2000 are $82,000, $490,000 and $31,155,000. VTO
Land, VTO Commercial, or both may make payments at their option.

     VTO Land and VTO Commercial entered into an interest rate cap agreement with a commercial bank to reduce the impact of increases in interest rates on their credit agreement. The interest cap agreement effectively limits their interest rate exposure on a notional amount to a maximum LIBOR rate of 9%. The notional amount is $33,750,000. The interest cap agreement matures at the same time as the credit agreement. VTO Land is exposed to credit loss in the event of nonperformance by the other party with respect to the interest cap agreement. However, management does not anticipate nonperformance by the other party.

     MORTGAGES PAYABLE. The mortgages payable have debt maturities for the five years subsequent to December 31, 2000 totaling $356,000; $530,000; $577,000;
$3,017,000; $2,007,000 and $142,000 thereafter. Mortgages payable are secured by certain tracts of land.

(6) NOTES PAYABLE TO PARTNERS

     Woodlands Development has notes payable to its partners totaling $25,000,000. The notes bear interest at 15%. Interest is payable beginning in October 1998 and quarterly thereafter. All outstanding balances are due in 2007. These notes are subordinate to the bank credit agreement and mortgages payable described above.

(7) COMMITMENTS AND CONTINGENCIES

     CONTINGENT LIABILITIES. At December 31, 2000 and 1999, Woodlands Development had contingent liabilities totaling approximately $11,000,000 and $4,600,000, consisting of letters of credit and commitments to complete certain improvements in The Woodlands. Under the terms of a land sales agreement, Woodlands Development has committed to construct, or cause to be constructed, certain improvements in The Woodlands and is contingently liable for up to $3,100,000 in liquidating damages if the improvements are not complete by certain dates.

     LEASES. Rental expense for operating leases for the years ended December 31, 2000, 1999 and 1998 totaled $56,000, $19,000 and $14,000.

     LEGAL ACTIONS. The 221st Judicial District Court of Montgomery County, Texas entered a judgment against Woodlands Development in October 1999 awarding a total of $1,433,000 in damages to the plaintiffs. In addition to these damages, the judgment also awards attorneys' fees to the plaintiff for preparation, trial and subsequent appeals. The total present amount of the judgment, including actual damages and attorneys' fees through the time of trial, is approximately $1,468,000. The judgment awards postjudgment interest of 10% per annum. Woodlands Development appealed the ruling. Oral arguments have been set by the Court of Appeals for February 2001.

     During 2000, Woodlands Development settled outstanding litigation, related to flooding in the North Houston area in 1994, brought against it by various homeowners in The Woodlands. No additional losses were incurred as a result of this settlement.

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

     INCENTIVE PLAN. Woodlands Operating instituted an incentive compensation plan for certain employees effective January 1, 1998. The plan is unfunded and while certain payments are made currently, a portion of the payment is deferred and paid only upon the occurrence of certain future events. Woodlands Development will reimburse a portion of any incentive plan payments made in the future.

(8) RELATED PARTY TRANSACTIONS

     Woodlands Operating provides services to Woodlands Development under management and advisory services agreements. These agreements are automatically renewed annually. Woodlands Development pays Woodlands Operating an advisory fee equal to cost plus 3%. In addition, Woodlands Development reimburses Woodlands Operating for all cost and expenses incurred on their behalf. For the years ended December 31, 2000, 1999 and 1998, Woodlands Development recorded expenses of $12,606,000, $10,597,000 and $11,050,000 for services provided by Woodlands Operating.

     In July 1999, Woodlands Development purchased approximately 1,000 acres of land in The Woodlands from Woodlands Commercial for $33,090,000, the then current fair market value which approximated the carrying cost. The transaction consisted of cash and a $26,000,000 note. The note bears interest at 8.5% and matures in August 2009. Principal and interest payments are due quarterly and additional principal payments are due when a portion of the land is conveyed to a third party or built upon. The note is unsecured and subordinate to the bank credit agreement described in Note 5.

(9) PARTNERS' EQUITY

     Crescent's ownership interest in Woodlands Development is The Woodlands Land Company, Inc., which holds a 42.5% general partner interest. Morgan Stanley's ownership interests are MS/TWC Joint Venture, which holds a 56.5% limited partner interest, and MS/TWC, Inc., which holds a 1% general partner interest.

     The partnership agreement provides, among other things, the following:

         (i) Woodlands Development is governed by an Executive Committee composed of equal representation from their respective general partners.

         (ii) Net income and losses from operations are currently allocated so that partners' capital accounts stand in the ratio of the percentage interest listed above.

         (iii) Distributions are made to partners based on specified payout percentages and include cumulative preferred returns to Morgan Stanley's affiliates. The payout percentage to Morgan Stanley's affiliates is 57.5% until the affiliates receive distributions on a combined basis with Woodlands Commercial equal to their capital contributions and a 12% cumulative preferred return compounded quarterly. Then, the payout percentage to Morgan Stanley's affiliates is 50.5% until the affiliates receive distributions equal to their capital contributions and an 18% cumulative preferred return compounded quarterly. Thereafter, the payout percentage to Morgan Stanley's affiliates is 47.5%.

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

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and estimated fair values of Woodlands Development's financial instruments as of December 31, 2000 follows (in thousands):

                                          Carrying   Estimated Fair
                                           Amounts      Values
                                          --------   --------------
Notes and contracts receivable ........   $ 30,471      $ 30,471
Note payable to affiliated company ....     15,880        15,880
Debt ..................................    255,356       255,175
Notes payable to partners .............     25,000        31,524


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

(11) CHANGE IN ACCOUNTING PRINCIPLE

     Effective January 1, 1998 Woodlands Development changed its method of accounting for organization costs to conform to Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." In 1998, Woodlands Development expensed previously capitalized costs that totaled $639,000.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    CRESCENT OPERATING, INC. (PARENT COMPANY)

                            CONDENSED BALANCE SHEETS
                             (Amounts in thousands)

                                                         December 31, 2000       December 31, 1999
                                                         -----------------       -----------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                  $    760               $ (1,316)
  Accounts receivable                                             641                    406
  Intercompany                                                 13,608                  7,102
  Prepaid expenses and other current assets                       601                     89
                                                             --------               --------
    Total current assets                                       15,610                  6,281
                                                             --------               --------

PROPERTY AND EQUIPMENT, NET                                        66                     66

INVESTMENTS                                                    47,647                 48,747

OTHER ASSETS                                                    5,548                  7,289
                                                             --------               --------

TOTAL ASSETS                                                 $ 68,871               $ 62,383
                                                             ========               ========

          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                      $  1,086               $    246
  Accounts payable and accrued expenses -- CEI                  6,849                  2,078
  Current portion of long-term debt -- CEI                      8,578                     --
  Current portion of long-term debt                            16,033                  1,967
                                                             --------               --------
    Total current liabilities                                  32,546                  4,291

LONG-TERM DEBT, NET OF CURRENT PORTION                         56,170                 79,812


                                                             --------               --------
    Total liabilities                                          88,716                 84,103
                                                             --------               --------

SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.01 par value, 10,000 shares authorized,       --                     --
    no shares issued or outstanding
  Common stock, $.01 par value, 22,500 shares authorized,         114                    114
    11,443 shares issued
  Additional paid-in capital                                   17,754                 17,714
  Deferred compensation on restricted shares                     (177)                  (198)
  Accumulated comprehensive income (loss)                     (10,127)               (10,127)
  Retained deficit                                            (27,409)               (29,223)
                                                             --------               --------
    Total shareholders' equity (deficit)                      (19,845)               (21,720)
                                                             --------               --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)         $ 68,871               $ 62,383
                                                             ========               ========


          See accompanying notes to the condensed financial statements

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    CRESCENT OPERATING, INC. (PARENT COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                             (Amounts in thousands)

                                            For the                For the                 For the
                                          Year Ended             Year Ended              Year Ended
                                        December 31, 2000      December 31, 1999       December 31, 1998
                                        -----------------      -----------------       -----------------
COSTS AND EXPENSES
  General and administrative expenses      $  4,197               $  2,602                $  3,059
  Interest expense                            8,427                  8,429                   7,062
  Interest income                              (416)                  (391)                     (7)
  Other                                           2                     --                      (2)
                                           --------               --------                --------

    Total costs and expenses                 12,210                 10,640                  10,112

INVESTMENT INCOME                             4,147                  1,816                  15,101
                                           --------               --------                --------

INCOME (LOSS) BEFORE TAXES                   (8,063)                (8,824)                  4,989

INCOME TAX BENEFIT                           (4,428)                (8,153)                 (6,207)
                                           --------               --------                --------

NET INCOME (LOSS)                          $ (3,635)              $   (671)               $ 11,196
                                           ========               ========                ========


          See accompanying notes to the condensed financial statements

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    CRESCENT OPERATING, INC. (PARENT COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                       For the                For the                 For the
                                                                      Year Ended             Year Ended              Year Ended
                                                                  December 31, 2000      December 31, 1999       December 31, 1998
                                                                  -----------------      -----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $ (3,635)               $   (671)                  $ 11,196
  Adjustments to reconcile net loss
    to net cash provided by (used in) operating activities:
    Depreciation                                                           32                      22                          6
    Amortization                                                         (103)                   (155)                        11
    Intercompany                                                       (6,538)                 (1,942)                       341
    Loss on sale of equipment                                               4                       2                         --
    Gain on sale of investments                                          (722)                 (1,963)                        --
    Investment (income) loss                                           (3,425)                    147                      1,746
    Deferred compensation                                                  60                      53                         53
    Deferred taxes                                                      1,744                  (6,909)                    (6,280)
    Changes in assets and liabilities, net of
      effects of acquisitions:
      Accounts receivable                                                (996)                   (127)                        --
      Prepaid expenses and current assets                                (511)                    634                        (91)
      Other assets                                                        100                     (27)                      (158)
      Accounts payable and accrued expenses                             1,240                    (315)                       147
      Accounts payable and accrued expenses - CEI                       4,771                     480                        122
                                                                     --------                --------                   --------
        Net cash provided by (used in) operating activities            (7,979)                (10,771)                     7,093
                                                                     --------                --------                   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business interests - net of cash acquired                 --                 (15,489)                   (30,500)
  Purchases of property and equipment                                     (36)                    (51)                       (46)
  Proceeds from sale of property and equipment                          4,060                      --                         --
  Proceeds from sale of investments                                        --                  22,691                         --
  Net distribution from investments                                     7,028                   7,097                      5,985
                                                                     --------                --------                   --------
        Net cash provided by (used in) investing activities            11,052                  14,248                    (24,561)
                                                                     --------                --------                   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of long-term debt - CEI                                      1,675                  37,628                     42,820
  Payments of long-term debt - CEI                                         --                 (39,480)                   (21,569)
  Payments of long-term debt                                           (2,673)                 (5,942)                    (1,989)
  Other                                                                    --                       7                        802
                                                                     --------                --------                   --------
        Net cash provided by (used in) financing activities              (998)                 (7,787)                    20,064
                                                                     --------                --------                   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    2,075                  (4,310)                     2,596

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                  (1,316)                  2,994                        398
                                                                     --------                --------                   --------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                      $    759                $ (1,316)                  $  2,994
                                                                     ========                ========                   ========


          See accompanying notes to the condensed financial statements

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    CRESCENT OPERATING, INC. (PARENT COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION

       Crescent Operating, Inc.'s (the "Company") investment in subsidiaries is stated at cost plus or minus equity in undistributed earnings (losses) of subsidiaries since the date of acquisition. The Company's share of net income (loss) of its unconsolidated subsidiaries is included in consolidated income (loss) using the equity method. The parent company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

                               INDEX TO EXHIBITS


EXHIBIT
 NUMBER                     DESCRIPTION OF EXHIBITS
-------                     -----------------------
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

EXHIBIT
 NUMBER                     DESCRIPTION OF EXHIBITS
-------                     -----------------------
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

EXHIBIT
 NUMBER                     DESCRIPTION OF EXHIBITS
-------                     -----------------------
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

EXHIBIT
 NUMBER                     DESCRIPTION OF EXHIBITS
-------                     -----------------------
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
                  (filed as Exhibit 10.45 to September 30, 1998 Form 10-Q and incorporated by reference herein)

EXHIBIT
 NUMBER                     DESCRIPTION OF EXHIBITS
-------                     -----------------------
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

EXHIBIT
 NUMBER                     DESCRIPTION OF EXHIBITS
-------                     -----------------------
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

EXHIBIT
 NUMBER                     DESCRIPTION OF EXHIBITS
-------                     -----------------------
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

EXHIBIT
 NUMBER                     DESCRIPTION OF EXHIBITS
-------                     -----------------------
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

  10.82           First Amendment to 1997 Crescent Operating, Inc. Management
                  Stock Incentive Plan (filed as Exhibit 10.82 to the Company's
                  December 31, 1999 Form 10-K ("December 31, 1999 Form 10-K") and incorporated by reference herein)

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

EXHIBIT
 NUMBER                     DESCRIPTION OF EXHIBITS
-------                     -----------------------
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

  10.97           $19.5 Million Credit and Security Agreement affective as of
                  March 11, 1999, between Crescent Real Estate Equities Limited
                  Partnership and Crescent Operating, Inc. with related
                  Promissory Note (filed as Exhibit 10.97 to December 31, 1999
                  Form 10-K and incorporated by reference herein)

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

EXHIBIT
 NUMBER                     DESCRIPTION OF EXHIBITS
-------                     -----------------------
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

  10.105          Mutual Termination of Asset Management Agreement for Omni
                  Austin Hotel, Austin, Texas, effective January 31, 2000, between Crescent Real Estate Equities Limited Partnership and
                  COI Hotel Group, Inc. (filed as Exhibit 10.105 to March 31,
                  2000 Form 10-Q and incorporated by reference herein)

  10.106 Master Asset Management and Administrative Services Agreement dated February 1, 2000, by and among Sonoma Management Corp.
                  I, Crescent Operating, Inc. and each of its subsidiaries identified therein (filed as Exhibit 10.106 to March 31, 2000
                  Form 10-Q and incorporated by reference herein)

  10.107          Management Agreement effective February 1, 2000, between
                  Sonoma Management Corp. I, as Manager, and Crescent Real
                  Estate Funding VIII, L.P., as Owner and assignor to the Company, relating to Ventana Inn & Spa (filed as Exhibit
                  10.107 to March 31, 2000 Form 10-Q and incorporated by reference herein)

  10.108          Management Agreement effective February 1, 2000, between
                  Sonoma Management Corp. I, as Manager, and Crescent Real
                  Estate Funding VIII, L.P., as Owner and assignor to the Company, relating to Sonoma Mission Inn Golf and Country Club
                  (filed as Exhibit 10.108 to March 31, 2000 Form 10-Q and incorporated by reference herein)

  10.109          Management Agreement effective February 1, 2000, between
                  Sonoma Management Corp. I, as Manager, and Crescent Real
                  Estate funding VIII, L.P., as Owner and assignor to the Company, relating to Sonoma Mission Inn and Spa (filed as
                  Exhibit 10.109 to March 31, 2000 Form 10-Q and incorporated by reference herein)

  10.110          Termination of Lease Agreement for The Four Seasons Hotel,
                  Houston, effective November 3, 2000, between COI Hotel Group,
                  Inc. and Crescent Real Estate Funding IX, L.P. (filed as
                  Exhibit 10.110 to the Company's September 30, 2000 Form 10-Q
                  ("September 30, 2000 Form 10-Q") and incorporated by reference herein)

  10.111          First Amendment to Credit and Security agreement effective
                  February 1, 2000, between Crescent Realty Estate Equities
                  Limited Partnership and Crescent Operating, Inc. relating to
                  $19.5 Million Credit and Security Agreement effective March
                  11, 1999 (filed as Exhibit 10.111 to September 30, 2000 Form
                  10-Q and incorporated by reference herein)

  10.112          Second Amendment to Credit and Security Agreement effective
                  February 1, 2000, between Crescent Real Estate Equities
                  Limited Partnership and Crescent Operating, Inc. relating to
                  $9 Million Credit and Security Agreement effective September
                  21, 1998 (filed as Exhibit 10.112 to September 30, 2000 Form
                  10-Q and incorporated by reference herein)

  10.113          Fourth Amendment to Amended and Restated Credit and Security
                  Agreement effective February 1, 2000, between Crescent Real
                  Estate Equities Limited Partnership and Crescent Operating,
                  Inc. relating to Amended and Restated Credit and Security
                  Agreement effective May 21, 1997 (filed as Exhibit 10.113 to
                  September 30, 2000 Form 10-Q and incorporated by reference herein)

EXHIBIT
 NUMBER                     DESCRIPTION OF EXHIBITS
-------                     -----------------------
  10.114          Fourth Amendment to Line of Credit Credit and Security
                  Agreement effective February 1, 2000, between Crescent Real
                  Estate Equities Limited Partnership and Crescent Operating,
                  Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.114 to September
                  30, 2000 Form 10-Q and incorporated by reference herein)

  10.115          Credit Agreement dated September 21, 2000, between Crescent
                  Development Management Corp., as borrower, and Crescent Real
                  Estate Equities Limited Partnership, as lender, and related
                  Line of Credit Note and Security Agreement (filed herewith)

  10.116          Assignment of Interest in East West Resorts, LLC (CDMC to
                  COPI); Assignment of Interest in East West Resorts, LLC (COPI to CDMC); Assignment, Assumption and Consent Agreement dated
                  December 31, 2000, among Crescent Development Management
                  Corp., Crescent Development Management Corp. II, and Crescent
                  Real Estate Equities Limited Partnership (filed herewith)

  10.117 Assignment of Membership Interest dated December 29, 2000 between Crescent Operating, Inc. and Rockwood Financial Group,
                  Inc.; Assignment of Membership Interest dated December 29,
                  2000 between COPI CBHS Holdings, L.P. and Rockwood Financial
                  Group, Inc.; and related Indemnification Agreement dated
                  December 29, 2000 among COPI CBHS Holdings, L.P., Crescent
                  Operating, Inc. and Rockwood Financial Group, Inc. (filed herewith)

  21              List of Subsidiaries of Crescent Operating, Inc.

  23.1            Consent of Ernst & Young LLP

  23.2            Consent of Deloitte & Touche LLP

  23.3            Consent of Arthur Andersen LLP - Denver

  23.4            Consent of Arthur Andersen LLP - Houston