Form 10-K405/A
period 2000-12-31
CRESCENT OPERATING INC
filed 2001-04-30
CIK 1035426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT No. 1

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

                     Common Stock, par value $0.01 per share
                                (Title of class)

                         Preferred Share Purchase Rights
                                (Title of class)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND OFFICERS

Below are summaries of the backgrounds, business experiences and descriptions of the principal occupations of the directors and executive officers of the Company.

       NAME                   BOARD TERM EXPIRES         AGE                     POSITION
-------------------           ------------------         ---     -----------------------------------------
Richard E. Rainwater                   2003               56     Chairman of the Board of Directors

John C. Goff                           2002               45     Vice Chairman of the Board of Directors,
                                                                 President and Chief Executive Officer

Jeffrey L. Stevens                     2003               52     Executive Vice President, Chief Operating
                                                                 Officer, and Director

William A. Abney                       2001               53     Director

Anthony M. Frank                       2003               69     Director

Paul E. Rowsey, III                    2002               46     Director

Carl F. Thorne                         2001               60     Director

Richard P. Knight                       NA                32     Vice President, Chief Financial Officer,
                                                                 Treasurer, and Secretary

RICHARD E. RAINWATER has served as the Chairman of the Board of Directors of the Company since June 1997. From 1970 to 1986, he served as the chief investment advisor to the Bass family, whose overall wealth increased dramatically during his tenure. During that time, Mr. Rainwater was principally responsible for numerous major corporate and real estate acquisitions and dispositions. Immediately after beginning his independent investment activities, he founded ENSCO International Incorporated ("ENSCO"), an oil field service and offshore drilling company, in 1986. In 1987 he co-founded Columbia Hospital Corporation, and in 1989 participated in a management-led buy out of HCA-Hospital Corporation of America. In 1992, Mr. Rainwater co-founded Mid Ocean Limited, a provider of casualty re-insurance. Mr. Rainwater founded Crescent Real Estate Equities Company in 1994 and has served as the Chairman of the Board of Trust Managers of Crescent Real Estate Equities Company since its inception. In February 1994, he assisted in the merger of Columbia Hospital Corporation and HCA Hospital Corporation of America that created Columbia/HCA Healthcare Corporation. From August 1997 through May 2000 (when he elected not to stand for reelection), Mr. Rainwater served as a director of Pioneer Natural Resources ("Pioneer"), one of the largest oil and gas companies in the United States. In 1996, Mr. Rainwater led a recapitalization of Mesa, Inc. (Pioneer's predecessor), and a partnership that Mr. Rainwater controls became a major shareholder in July 1996. Mr. Rainwater is a graduate of the University of Texas and the Graduate School of Business at Stanford University.

JOHN C. GOFF has served as Vice Chairman of the Board of Directors of the Company since June 1997 and has served as President and Chief Executive Officer of the Company since June 1999. Mr. Goff also serves as Vice Chairman of the Board of Trust Managers and Chief Executive Officer of Crescent Real Estate Equities Company. Mr. Goff previously served as Chief Executive Officer of Crescent Real Estate Equities Company from 1994 through 1996. Mr. Goff is the managing director of Goff Moore Strategic Partners, L.P., a private investment partnership that is currently involved in the management of over one billion dollars in investments. Mr. Goff joined Mr. Rainwater shortly after Mr. Rainwater began Rainwater, Inc. as an independent investor in 1986. From 1987 to 1994, Mr. Goff served as a senior investment advisor and principal of Rainwater, Inc. In 1990, Mr. Goff was responsible for Mr. Rainwater's foray into real estate, designing the strategy and acquiring the assets that led to the initial public offering of Crescent Real Estate Equities Company in April 1994. Mr. Goff serves on the boards of Gainsco, Inc., a publicly traded property and casualty insurance company; The Staubach Company, one of the nation's largest tenant representation firms; and Texas Capital Bancshares, Inc., one of the largest new national bank charters in the United States; Open Connect Systems, Inc., the number one provider of solutions that Web-enable enterprise computing; Broadband Office, Inc., a national telecommunications company that provides state-of-the-art telecommunications services to commercial office properties; and the National Association of Real Estate Investment Trusts. From 1981 to 1987, Mr. Goff worked for KPMG Peat Marwick, and prior to that Mr. Goff worked for Century Development Corporation, a major office developer and property management company. Mr. Goff is a graduate of the University of Texas.

JEFFREY L. STEVENS has served as Executive Vice President and Chief Operating Officer of the Company since February 1998. From May 1997 to June 1999, Mr. Stevens served as the Company's Treasurer and Secretary. From May 1997 to February 1998, Mr. Stevens served as Chief Financial Officer of the Company. Until December 1998, Mr. Stevens served in these capacities pursuant to a services agreement between the Company and Petroleum Financial, Inc. ("PFI"), a firm which provides accounting, financial and management services to business enterprises, which employed Mr. Stevens until December 1998. When that services agreement ended, Mr. Stevens was immediately employed by the Company. Mr. Stevens is the founder of PFI, and from 1991 until December 1998 served as PFI's President and Chief Executive Officer. Mr. Stevens became a director of the Company in June 1997. From November 1998 to June 2000, Mr. Stevens served as chairman of the governing board of Charter Behavioral Healthcare Systems, LLC. For over 10 years, Mr. Stevens was a director of Amerac Energy Corporation, an oil and gas acquisition, production and development company ("Amerac"), and has held various positions with Amerac since 1974. Mr. Stevens' last positions with Amerac were Senior Vice President, Chief Financial Officer and Secretary, offices which he held until January 1997. Mr. Stevens holds a Bachelor of Business Administration (B.B.A.) from East Texas State University and is a Certified Public Accountant.

WILLIAM A. ABNEY has served as a director of the Company since March 1999. Mr. Abney is engaged in the private practice of law and is a shareholder and managing partner of Abney & Warwick, a law firm in Marshall, Texas, where he has practiced since 1973. Mr. Abney served as Chairman of the Red River Boundary Commission of the State of Texas from September 1995 until June 2000, when it completed its purpose. Mr. Abney currently serves as Red River Compact Commissioner for the State of Texas. Since 1996, Mr. Abney has been a member of the Title Standards Joint Editorial Board for Texas Title Examination Standards. Mr. Abney earned both Bachelor of Business Administration (B.B.A.) and Juris Doctor (J.D.) degrees from Southern Methodist University. Mr. Abney became a Certified Public Accountant in 1973.

ANTHONY M. FRANK has served as a director of the Company since June 1997. Mr. Frank serves as chairman of Belvedere Capital Partners, general partner of the California Community Financial Institutions Fund LP. He served as Postmaster General of the United States from 1988 to 1992. Prior to that time, Mr. Frank served as chairman and chief executive officer of First Nationwide Bank, chairman of the Federal Home Loan Bank of San Francisco, chairman of the California Housing Finance Agency and chairman of the Federal Home Loan Mortgage Corporation Advisory Board. From 1992 until 1993, he served as the founding chairman of Independent Bancorp of Arizona. Mr. Frank serves as a trust manager of Crescent Real Estate Equities Company. Mr. Frank also serves as a director of Charles Schwab & Co., the nation's largest discount brokerage; Temple Inland, Inc., a manufacturer of paper and timber products; Bedford Property Investors, Inc., an office and commercial property real estate investment trust investing primarily on the West Coast; General American Investors Company, Inc., a closed-end investment company; and Cotelligent, Inc., a provider of temporary office support services. Mr. Frank received a Bachelor of Arts degree from Dartmouth College and a Master of Business Administration degree from the Amos Tuck School of Business at Dartmouth.

PAUL E. ROWSEY, III has served as a director of the Company since June 1997. Mr. Rowsey is president of Eiger, Inc., a private real estate investment firm and the manager of Eiger Fund I, L.P., a real estate equity investment fund. Mr. Rowsey was formerly president and a member of the board of directors of Rosewood Property Company, a real estate investment company, a position he held from 1990 until 1998. Mr. Rowsey serves as a trust manager of Crescent Real Estate Equities Company. Mr. Rowsey also services as a director of ENSCO and AMC, INC., the parent of AmericasMart.com, an online trading exchange. Mr. Rowsey began his career in 1980 as an attorney specializing in commercial real estate. Mr. Rowsey holds a Bachelor of Arts degree from Duke University and a Juris Doctor (J.D.) degree from Southern Methodist University School of Law.

CARL F. THORNE has been a director of the Company since June 1997. Mr. Thorne has been a director of ENSCO since December 1986. He was elected President and Chief Executive Officer of ENSCO in May 1987 and was elected Chairman of the Board of Directors of ENSCO in November 1987. Mr. Thorne holds a Bachelor of Science (B.S.) degree in Petroleum Engineering from the University of Texas and a Juris Doctor (J.D.) degree from Baylor University College of Law.

RICHARD P. KNIGHT has served as Chief Financial Officer of the Company since February 1998; as Treasurer since June 1999; and as Secretary and Vice President since March 2000. From September 1997 to February 1998, Mr. Knight served as the Company's Controller. Until December 1998, Mr. Knight served in these capacities pursuant to a services agreement between the Company and PFI, which employed Mr. Knight until December 1998. When that service agreement ended, Mr. Knight was immediately employed by the Company. Prior to joining PFI and the Company, Mr. Knight was an audit manager with the accounting firm of Coopers & Lybrand LLP, from July 1995 to September 1997, and was an auditor with Coopers & Lybrand LLP from July 1990 to July 1995. Mr. Knight was a member of the governing board of CBHS from November 1998 to December 1999. Mr. Knight holds a Bachelor of Business Administration (B.B.A.) degree in accounting from the University of Oklahoma and is a Certified Public Accountant.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and related rules of the Securities and Exchange Commission (the "SEC") require the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Related rules of the SEC also require such persons to furnish the Company with copies of all reports filed pursuant to Section 16(a). Based solely on the Company's review of the copies of the reports received or written representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements applicable to its directors, officers and shareholders owning more than 10% of the Common Stock were complied with during the fiscal year ended December 31, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to the executive officers of the Company during fiscal years 2000, 1999 and 1998.

SUMMARY COMPENSATION TABLE

                                                                                                        Long-Term
                                                           Annual Compensation                     Compensation Awards
                                                --------------------------------------------   --------------------------
                                                                                                               Securities
                                                                                Other Annual    Restricted     Underlying
Name and Principal Position          Year       Salary              Bonus       Compensation   Stock Awards      Options
---------------------------          ----       ------              -----       ------------   ------------    ----------

John C. Goff                         2000     $  100,000                  -             -               -            -
  President and Chief Executive      1999     $   55,556(1)               -             -               -      260,000(1)(4)
  Officer (6/99-present)

Jeffrey L. Stevens                   2000     $  200,000                  -             -               -            -
  Executive Vice President and       1999     $  166,458          $  35,000             -               -      150,000(4)
  Chief Operating Officer            1998     $  150,000(2)       $  35,000             -               -       51,400(5)(6)

Richard P. Knight                    2000     $  125,000                  -             -               -            -
   Chief Financial Officer           1999     $  109,167          $  25,000             -               -       70,000(4)
                                     1998     $   90,625(3)       $  20,000             -               -        5,000(4)

(1) Mr. Goff was elected President and Chief Executive Officer on June 11, 1999. His annualized base salary of $100,000 was earned from June 11, 1999. In August 1999, Mr. Goff was granted 60,000 fully vested options exercisable at $4.75 per share. In December 1999, Mr. Goff was granted 200,000 options, which vest in equal amounts over the next five years, exercisable at $2.50 per share.

(2) Pursuant to a services agreement (the "PFI Services Agreement") between the Company and PFI, which was wholly owned by Jeffrey L. Stevens until December 1, 1998, PFI provided certain services to the Company. On December 1, 1998, Mr. Stevens sold his interest in PFI and the PFI Services Agreement was terminated. At that time, Mr. Stevens became an employee of the Company. Accordingly, the amount indicated as salary is composed of salary paid by the Company to Mr. Stevens, from December 1, 1998 through December 31, 1998, in the amount of $12,500, and fees paid by the Company to PFI, from January 1, 1998 through November 30, 1998, in respect of services performed by Mr. Stevens for such period under the PFI Services Agreement.

(3) Mr. Knight was an employee of PFI until December 1, 1998 and provided services to the Company under the PFI Services Agreement until such time. On December 1, 1998, Mr. Knight became an employee of the Company. Accordingly, the amount indicated as salary is composed of salary paid by the Company to Mr. Knight, from December 1, 1998 through December 31, 1998, in the amount of $8,333, and salary paid to Mr. Knight by PFI, from January 1, 1998 through November 30, 1998, in respect of services performed by Mr. Knight under the PFI Services Agreement.

(4) Options to purchase shares were granted under the Company's 1997 Management Stock Incentive Plan, as amended (the "Management Stock Incentive Plan").

(5) Options to purchase shares were granted under the Company's 1997 Amended Stock Incentive Plan (the "Amended Plan").

(6) Options to purchase 1,400 shares were granted to Mr. Stevens under the Amended Plan in connection with his agreement to serve as director of the Company.

STOCK OPTION GRANTS

No stock options or stock appreciation rights were granted to the executive officers of the Company during fiscal year 2000.

OPTION EXERCISES

The following table sets forth information concerning the exercise of stock options by the Company's executive officers during fiscal year 2000, and the number and value of unexercised stock options held by the Company's executive officers at December 31, 2000.

AGGREGATED OPTION EXERCISES DURING 2000 AND OPTION VALUES AT DECEMBER 31, 2000

                                                              Number Of Securities            Value Of Unexercised
                                                         Underlying Unexercised Options       In-The-Money Options
                                                              At Fiscal Year-End             At Fiscal Year-End(1)
                                                         ------------------------------   ---------------------------
                            Shares
                          Acquired On       Value
      Name                 Exercise        Realized       Exercisable    Unexercisable    Exercisable   Unexercisable
      ----                -----------      --------       -----------    -------------    -----------   -------------

John C. Goff                   -              -            324,905          224,285       $      -      $       -

Jeffrey L. Stevens             -              -             51,400          151,400       $      -      $       -

Richard P. Knight              -              -             16,000           59,000       $      -      $       -

(1) Based on the closing price of the Common Stock on December 29, 2000 (the last trading day of the fiscal year) on the OTC Bulletin Board, all of the options were out-of-the-money.

COMPENSATION OF DIRECTORS

For 2000, each director who was not also an officer of the Company (an "outside director") received an annual fee of $15,000 and 6,957 shares of restricted stock, valued at the aggregate market price of $10,000 on the date of grant. In addition, each member of the Audit and Compensation Committees received $750 for each meeting attended, with the committee chairman receiving an additional $450 per meeting attended; and each member of the Intercompany Evaluation Committee received $2,500 for each meeting attended (except for Mr. Stevens who is an officer of the Company). Directors who are also officers of the Company receive no annual fee for their service as directors and no fees are paid to members of the Executive Committee for meetings attended. All directors, however, are reimbursed for expenses incurred in attending meetings.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

During the year ended December 31, 2000, the Company was not subject to any agreement with any executive officer regarding employment or any compensatory plan or arrangement relating to the termination of employment of change in control of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors of the Company is composed entirely of outside directors. The function of the Compensation Committee is to determine compensation for the Company's executive officers, to administer the stock incentive plans and other compensation plans adopted by the Company, and to nominate persons to serve as directors of the Company. Decisions regarding executive compensation during fiscal 2000 were made by the Compensation Committee. During 2000, the Compensation Committee consisted of Carl F. Thorne (Chairman) and Paul E. Rowsey, III, neither of whom was or has been an officer of the Company or any of its subsidiaries or had a relationship requiring disclosure in Item 14. The Compensation Committee held no meetings in 2000. There were no Compensation Committee interlocks during 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2001 (unless otherwise indicated), information regarding beneficial ownership of shares of Common Stock by (i) each director of the Company, (ii) each executive officer of the Company,
(iii) each person known by the Company to beneficially own more than 5% of the Common Stock, and (iv) all directors and executive officers of the Company as a group. Unless otherwise noted below, each person or entity named in the table has sole voting power and sole investment power with respect to each of the shares beneficially owned by such person or entity.

BENEFICIAL OWNERSHIP

Name and Address of Beneficial Owner                       Number of Shares        Percent of Outstanding Shares (16)
------------------------------------                       ----------------        ----------------------------------

Richard E. Rainwater (1)                                     1,255,223 (3)                       10.9%
   777 Main Street, Suite 2250
   Fort Worth, Texas  76102

John C. Goff (1) (2)                                           413,327 (4)                       3.5%
   777 Main Street, Suite 2100
   Fort Worth, Texas  76102

Jeffrey L. Stevens (1) (2)                                      76,400 (5)                         *
   306 West 7th Street, Suite 1000
   Fort Worth, Texas  76102

Anthony M. Frank (1)                                            23,866 (6)                         *
   One Maritime Plaza, 8th Floor
   San Francisco, California  94111

Carl F. Thorne (1)                                              15,726 (7)                         *
   1445 Ross Avenue, Suite 2700
   Dallas, Texas  75201

Paul E. Rowsey, III (1)                                         15,284 (8)                         *
   500 Crescent Court, Suite 300
   Dallas, Texas  75201

Richard P. Knight (2)                                           22,000 (9)                         *
   306 West 7th Street, Suite 1000
   Fort Worth, Texas  76102

William A. Abney (1)                                            14,086 (10)                        *
   107 West Austin
   Marshall, Texas  75670

Cohen & Steers Capital Management, Inc.                        747,000 (11)                      6.5%
   757 Third Avenue
   New York, New York  10017

COPI Colorado, L.P.                                          1,102,530 (12)                      9.6%
   306 West 7th Street, Suite 1000
   Fort Worth, Texas  76102

Dawson Giammalva Capital Management, Inc.                      887,790 (13)                      7.8%
   354 Pequol Avenue
   Southport, Connecticut  06490

Magten Asset Management Corp.                                  620,300 (14)                      5.4%
   35 East 21st Street
   New York, New York  10010

All Directors and Executive Officers                         1,832,912 (15)                      15.3%
   As a Group (eight persons)

----------

*        Less than 1%.

(1)      Indicates a director of the Company.

(2)      Indicates an executive officer of the Company.

(3) Includes 45,178 shares owned directly and indirectly by Ms. Darla D. Moore, who is Mr. Rainwater's spouse. Mr. Rainwater disclaims beneficial ownership with respect to all shares owned by his spouse. In addition, includes 854,146 shares owned indirectly by Mr. Rainwater, including (i) 10,520 shares owned by Rainwater, Inc., a Texas corporation, of which Mr. Rainwater is a director and the sole owner;
         (ii) 242,583 shares owned by Rainwater Investor Partners, Ltd., a Texas limited partnership, of which Rainwater, Inc. is the sole general partner; (iii) 55,542 shares owned by Rainwater RainAm Investors, L.P., a Texas limited partnership, of which Rainwater, Inc. is the sole general partner; (iv) 326,099 shares owned by Office Towers LLC, a Nevada limited liability company, of which Mr. Rainwater and Rainwater, Inc. own an aggregate 100% interest; and (v) 219,402 shares owned by The Richard E. Rainwater 1995 Charitable Remainder Unitrust No.

         1, of which Mr. Rainwater is the sole trustee. Also includes 116,562 shares underlying a stock option which has vested.

(4) Includes 15,256 shares owned by Goff Family, L.P., a Delaware limited partnership, of which Mr. Goff is a general partner. Mr. Goff disclaims beneficial ownership with respect to all shares owned by Goff Family, L.P. in excess of his pecuniary interest in the partnership. Also includes 324,902 shares underlying stock options which have vested. Excludes shares owned by COPI Colorado in which Mr. Goff is a limited partner.

(5) Includes 5,000 restricted shares issued pursuant to the Amended Plan, 3,000 of which have vested (i.e., the restrictions on the shares have lapsed) and the restrictions on the balance of which will lapse in equal quantities annually on October 15 of 2001 and 2002. Mr. Stevens has sole voting power with respect to such restricted shares. Also includes 71,400 shares underlying stock options issued pursuant to the Amended Plan or the Management Stock Incentive Plan, that have vested.

(6) Includes 1,569 restricted shares issued pursuant to the Management Stock Incentive Plan, 313 of which have vested (i.e., the restrictions on the shares have lapsed) and the restrictions on the balance of which will lapse in equal quantities annually on July 1 of 2001, 2002, 2003 and 2004. Also includes 6,957 restricted shares issued pursuant to the Management Stock Incentive Plan, which will vest (i.e., the restrictions on the shares will lapse) in equal quantities annually on July 1 of 2001, 2002, 2003, 2004 and 2005. Mr. Frank has sole voting power with respect to such restricted shares. Also includes 3,640 shares underlying stock options issued pursuant to the Amended Plan or the Management Stock Incentive Plan that have vested.

(7) Includes 5,000 restricted shares issued pursuant to the Amended Plan, 3,000 of which have vested (i.e., the restrictions on the shares have lapsed) and the restrictions on the balance of which will lapse in equal quantities annually on October 15 of 2001 and 2002. Also includes 1,569 restricted shares issued pursuant to the Management Stock Incentive Plan, 313 of which have vested (i.e., the restrictions on the shares have lapsed) and the restrictions on the balance of which will lapse in equal quantities annually on July 1 of 2001, 2002, 2003 and 2004. Also includes 6,957 restricted shares issued pursuant to the Management Stock Incentive Plan, which will vest (i.e., the restrictions on the shares will lapse) in equal quantities annually on July 1 of 2001, 2002, 2003, 2004 and 2005. Mr. Thorne has sole voting power with respect to such restricted shares. Also includes 1,400 shares underlying stock options issued pursuant to the Amended Plan that have vested.

(8) Includes 1,569 restricted shares issued pursuant to the Management Stock Incentive Plan, 313 of which have vested (i.e., the restrictions on the shares have lapsed) and the restrictions on the balance of which will lapse in equal quantities annually on July 1 of 2001, 2002, 2003 and 2004. Also includes 6,957 restricted shares issued pursuant to the Management Stock Incentive Plan, which will vest (i.e., the restrictions on the shares will lapse) in equal quantities annually on July 1 of 2001, 2002, 2003, 2004 and 2005. Mr. Rowsey has sole voting power with respect to such restricted shares. Also includes 6,640 shares underlying stock options issued pursuant to the Amended Plan that have vested.

(9) Includes 21,000 shares underlying stock options issued pursuant to the Amended Plan or the Management Stock Incentive Plan that have vested.

(10) Includes 300 shares owned by Mr. Abney's spouse and 500 shares owned by a trust for Mr. Abney's son, for which Mr. Abney serves as trustee. Mr. Abney disclaims beneficial ownership of all shares owned by his spouse and by the trust for his son. Includes 1,569 restricted shares issued pursuant to the Management Stock Incentive Plan, 313 of which have vested (i.e., the restrictions on the shares have lapsed) and the restrictions on the balance of which will lapse in equal quantities annually on July 1 of 2001, 2002, 2003 and 2004. Also includes 6,957 restricted shares issued pursuant to the Management Stock Incentive Plan, which will vest (i.e., the restrictions on the shares will lapse) in equal quantities annually on July 1 of 2001, 2002, 2003, 2004 and 2005. Mr. Abney has sole voting power with respect to such restricted shares. Also includes 560 shares underlying stock options issued pursuant to the Amended Plan that have vested.

(11) Based solely on the Schedule 13G as amended through the amendment dated February 12, 2001, filed by Cohen & Steers Capital Management, Inc. ("Cohen"), it is the Company's understanding that (i) Cohen is a registered investment advisor; and (ii) Cohen has sole dispositive power with respect to all of the reported shares and sole voting power with respect to 569,700 of the reported shares. Cohen has not reported that it has voting power with respect to the remaining 177,300 reported shares.

(12) The Company, in its capacity as sole general partner of COPI Colorado, L.P. ("COPI Colorado"), has sole voting and sole dispositive power with respect to the shares.

(13) Based solely on the Schedule 13G as amended through that amendment dated February 14, 2001, filed by Dawson Giammalva Capital Management, Inc. ("Dawson"), it is the Company's understanding that (i) Dawson is an investment advisor; and (ii) Dawson has sole voting power and sole dispositive power with respect to all of the reported shares.

(14) Based solely on the Schedule 13G dated February 12, 2001, filed by Magten Asset Management Corp. ("Magten"), it is the Company's understanding that (i) Magten is an investment advisor; and (ii) Magten has shared, but no sole, voting power and dispositive power with respect to all of the reported shares.

(15)     Does not include shares owned by COPI Colorado.

(16) The percentage of Common Stock a person beneficially owns is based on 11,442,791 outstanding shares and assumes that (i) as to any person listed in this table, all stock options exercisable and (ii) as to all other persons, no stock options are exercised.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH CRESCENT EQUITIES AND CERTAIN OFFICERS OF CRESCENT EQUITIES AND THE COMPANY

The Company has entered into transactions and arrangements with Crescent Real Estate Equities Company and Crescent Real Estate Equities Limited Partnership ("Crescent Partnership," and together with Crescent Real Estate Equities Company and the direct and indirect subsidiaries of either, "Crescent Equities") and certain officers and directors of Crescent Real Estate Equities Company and Crescent Partnership, which are described in the following paragraphs. Mr. Rainwater is the Chairman of the Board of Directors of the Company and the Board of Trust Managers of Crescent Equities and owns beneficially more than 10.0% percent of the common shares of Crescent Equities. Mr. Goff is the Vice Chairman of the Boards and Chief Executive Officer of both the Company and Crescent Equities; he also serves as the sole director and President and Chief Executive Officer of the sole general partner of Crescent Partnership. For a description of the beneficial ownership of equity securities of the Company by Messrs. Rainwater and Goff, see Item 12 above. As of March 31, 2001, Messrs. Rainwater and Goff beneficially owned in the aggregate approximately 13.0% of the outstanding equity securities of Crescent Equities.

INTERCOMPANY AGREEMENT WITH CRESCENT PARTNERSHIP

The Company was formed to be the lessee and operator of certain assets owned or to be acquired by Crescent Equities and perform an agreement (the "Intercompany Agreement") between the Company and Crescent Partnership. The Intercompany Agreement provides, subject to certain terms, that Crescent Partnership will provide the Company with a right of first refusal to become the lessee of any real property acquired by Crescent Partnership if Crescent Partnership determines that, consistent with the status of Crescent Real Estate Equities Company as a real estate investment trust ("REIT"), it is required to enter into a "master lease" arrangement. In general, a master lease arrangement is an arrangement pursuant to which an entire property or project (or group of related properties or projects) is leased to a single lessee. In addition to lessee transactions, the Company and Crescent Partnership have also entered into "controlled subsidiary transactions" under the Intercompany Agreement. Controlled subsidiary transactions are those in which the Company invests alongside Crescent Partnership in acquisitions where the Company owns all of the voting stock and Crescent Partnership owns all of the non-voting stock of a corporate acquisition vehicle which in turn acquires a target business which cannot, or at that time could not, be operated by Crescent Partnership because of Crescent Real Estate Equities Company's status as a REIT. In addition, under the Intercompany Agreement, the Company has agreed not to acquire or make investments in real estate or any other investments that may be structured in a manner that qualifies under the federal income tax requirements applicable to REITs, unless Crescent Partnership has been given notice of the opportunities and has decided not to pursue them.

The REIT Modernization Act, which took effect January 1, 2001, contains a provision that would permit REITs, such as Crescent Equities, to own and operate certain types of investments that are currently owned and operated by Crescent Operating. As a consequence, the Intercompany Agreement is not expected to result in future business opportunities for the Company. The Company's management is actively involved in pursuing a strategic restructuring of the Company that would include, among other things, the sale of the Company's Hospitality and Land Development segments to Crescent Equities.

LEASES WITH CRESCENT EQUITIES AND RELATED MANAGEMENT AGREEMENTS

The Company or its subsidiaries leased seven hotels and two destination health and fitness resorts from Crescent Equities during all or part of 2000. The properties are subject to long-term leases that expire between December 2004 and June 2009 and generally provide for (i) base rent, with periodic rent increases,
(ii) percentage rent based on a percentage of gross hotel revenues less food and beverage revenues above a specified amount and (iii) a percentage of gross food and beverage revenues above a specified amount. Under the leases, the Company's subsidiaries have assumed the rights and obligations of the property owner under the respective management agreements with the hotel operators (including the property management agreements with two of the hotels and one golf course associated with a hotel), as well as the obligation to pay all property taxes and charges against the properties and, with one exception, Crescent Equities is obligated to fund all capital expenditures related to furniture, fixtures and equipment reserves required under the respective management agreements. The Company has executed a master guaranty and other guaranties pursuant to which it unconditionally guarantees payment and performance of the leases solely from its hotel and resort-related assets and income streams.

Total rent expense related to the hotel and destination health and fitness resort properties leased from Crescent Equities totaled approximately $63.3 million for the year ended December 31, 2000. As of December 31, 2000, the lessees deferred payment of approximately $5.8 million of rent with the consent of Crescent Equities.

Effective January 1, 1999, the Company began providing to Crescent Equities limited asset management services related to one additional hotel for $50,000 per year under an Asset Management Agreement which was terminated by mutual agreement of the parties in the first quarter of 2000.

In consideration of services by The Varma Group under asset management agreements with the Company (the "Varma Asset Management Agreements"), The Varma Group, whose principals are Sanjay Varma, and his wife, Johanna Varma (who from September 1998 until February 2000 was President of the Company's hospitality division) received an annual base asset management fee of approximately $660,000, plus annual cost of living adjustments for its asset management services related to four of the leased hotels (the "Covered Properties"). In addition, The Varma Group was reimbursed for the costs it incurred in providing asset management services to other hotel or resort properties leased by the Company or its subsidiaries. Travel expenses related to the Covered Properties in excess of $83,600 per year were reimbursed to The Varma Group, as were all travel expenses related to properties other than the Covered Properties. Through January 2000, two properties in addition to the Covered Properties and one golf course were managed by the Company with asset management oversight provided by The Varma Group.

The Varma Asset Management Agreements were terminated effective February 1, 2000 by mutual agreement of the parties. At the same time, Crescent Operating and its hospitality subsidiaries entered into a Master Asset Management and Administrative Services Agreement with Sonoma Management Company ("SMC") to manage the Hyatt Albuquerque, the Four Seasons Hotel Houston (later sold), the Renaissance Hotel Houston, and the Denver City Marriott. Also at the same time, the Company's hospitality subsidiaries accepted assignment from Crescent Equities, the owner of three of these excluded properties, of the property management agreements with SMC. The principals of SMC are Sanjay and Johanna Varma and Crescent Equities is an equity owner in SMC. Payment of obligations under the Master Asset Management and Administrative Services Agreement are guaranteed by the Company. For each property for which it provides asset management services, SMC will receive a base fee equal to 0.85% of gross revenues of the property managed plus an incentive fee of 50% of actual net income in excess of budgeted net income. For each property for which it provides property management services, SMC will receive a base fee equal to 2.0% of gross revenues of the property plus and incentive fee of 20% of net operating income in excess of 12% annual return on investment to owner.

As consideration for its services under the Master Asset Management and Administrative Services Agreement, SMC received an annual base fee (and no incentive fee) for 2000 of approximately $0.8 million for the asset management services related to the four properties listed above. Following the sale of the Four Seasons Hotel in Houston (discussed below), a subsidiary of the Company paid SMC $0.3 million for the early termination of its asset management agreement related to that hotel.

On November 3, 2000, Crescent Equities completed the sale of the Four Seasons Hotel in Houston and, in connection therewith, exercised its right under the lease agreement to terminate the lease. As required under the lease agreement, Crescent Equities paid the Company the fair market value of the remaining term of the lease in the fourth quarter of 2000 which was agreed to be $16.6 million.

FINANCING ARRANGEMENTS WITH CRESCENT EQUITIES

The Company and certain of its subsidiaries have various debt instruments payable to Crescent Equities, which, in the aggregate, had outstanding balances in the amount of $259.7 million as of December 31, 2000. A portion of such debt instruments is payable by the Company or subsidiaries of the Company which are 100% owned ("Wholly Owned CEI Debt") and the remainder is payable by subsidiaries of the Company which are not 100% owned ("Non-Wholly Owned CEI Debt").

As of December 31, 2000, Wholly Owned CEI Debt instruments in the amount of $62.7 million consisted of the following: (i) a note payable in the amount of $14.2 million, due May 2002, at an interest rate of 12% per annum, collateralized by a first lien on assets which the Company now owns or may acquire in the future; (ii) a line of credit in the amount of $17.7 million, due the later of May 2002 or five years after the last draw, at an interest rate of 12% per annum, collateralized by a first lien on assets which the Company now owns or may acquire in the future; (iii) a note payable in the amount of $9.3 million, due May 2002, at an interest rate of 12% per annum, collateralized by a first lien on assets which the Company now owns or may acquire in the future;
(iv) a note payable in the amount of $1.1 million, due August 2003, at an interest rate of 10.75% per annum, collateralized by a deed of trust in certain real and personal property; (v) a note payable in the amount of $0.3 million, due August 2003, at an interest rate of 10.75% per annum, collateralized by a deed of trust in certain real and personal property; (vi) a note payable in the amount of $0.2 million, due November 2006, at an interest rate of 7.5% per annum; and (vii) a note payable in the amount of $19.9 million, due May 2002, at an interest rate of 9% per annum, cross-collateralized and cross-defaulted with the Company's other borrowings with Crescent Equities. In January 2000, the Houston Center Athletic Club Venture, of which a subsidiary of the Company was a majority owner, sold substantially all of its assets to a third party and the Company paid in full that note in the amount of $0.5 million owing to Crescent Equities, the proceeds of which were used to purchase the venture interest in the Houston Center Athletic Club Venture. The accrued interest related to Wholly Owned CEI Debt totaled $6.3 million at December 31, 2000.

During the first quarter of 2000, the Company, recognizing that cash flow from its assets would not provide it with adequate capital to meet its requirements during 2000, extended certain payment obligations, including obligations under the debt facilities listed above, by reaching agreements with Crescent Equities to defer payments until February 2001. In the first quarter 2001, the Company further extended payment of those obligations until April 20, 2001. Interest payments and rent payments accrued but deferred as of December 31, 2000, totaled approximately $5.1 million and $5.8 million, respectively,

As of December 31, 2000, Non-Wholly Owned CEI Debt instruments in the amount of $197.0 million consisted of the following: (i) a note payable by Desert Mountain Development Limited Partnership ("Desert Mountain Properties") in the amount of $59.0 million, due December 2010, at an interest rate of 14% per annum, collateralized by land, improvements and equipment at Desert Mountain Properties; (ii) a line of credit (the "CDMC Credit Agreement") payable by Crescent Development Management Corp. ("CDMC") in the amount of $56.2 million ($39.3 million of which was outstanding), due August 2004, at an interest rate of 11.5% per annum, collateralized by the interests of in certain property, partnerships and a limited liability company (the interest in the limited liability company was subsequently transferred and sold in 2001, as described below); (iii) a line of credit payable by CDMC in the amount of $22.9 million ($17.4 million of which was outstanding), due January 2003, at an interest rate of

12% per annum, collateralized by CDMC's interests in certain property, partnerships and a limited liability company (which by mutual agreement of borrower and lender was effectively converted into a term loan of $16.4 million and, in 2001, transferred and assumed as described below); (iv) a note payable by CDMC in the amount of $2.4 million, due June 2005, at an interest rate of 12% per annum, collateralized by CDMC's interests in certain property, partnerships and a limited liability company; (v) a line of credit (the "CRL Credit Facility") payable by CRL Investments, Inc. ("CRL") in the amount of $7.0 million, due August 2003, at an interest rate of 12% per annum, collateralized by a first lien on assets which CRL now owns or may acquire in the future; (vi) a line of credit in the amount of $40.0 million ($33.9 million of which was outstanding), due December 2006, at an interest rate of 11.5% per annum, collateralized by CDMC's interests in certain property, partnerships and a limited liability company; (vii) a line of credit payable by CDMC in the amount of $32.0 million ($32.2 million of which was outstanding), due September 2008, at an interest rate of 11.5% per annum, collateralized by CDMC's interests in certain property, partnerships and a limited liability company; and (viii) a term note in the amount of $0.2 million payable by CRL, due August 2003, at an interest rate of 12% per annum, and collateralized by a first lien on assets which the debtor now owns or may acquire in the future. During the first quarter 2000, Crescent Partnership made a term loan of approximately $5.6 million to East West Resorts, LLC in which CDMC owned a majority interest; that interest was transferred and sold in 2001, as described below. The Company's economic investment in the entities which have Non-Wholly Owned CEI Debt is 6% or less.

CRESCENT DEVELOPMENT MANAGEMENT CORP.

The Company is the sole general partner of COPI Colorado, which owns 10% of CDMC, representing 100% of the voting stock of CDMC. Mr. Goff is a limited partner of COPI Colorado, L.P. Until December 2000, CDMC had an indirect economic interest in a real estate company specializing the management of resort properties. That investment was transferred to Crescent Development Management Corp. II ("CDMC II"), a newly formed entity having the same owners, board of directors and officers as CDMC, in anticipation of the proposed restructuring of the Company involving Crescent Equities. In connection with that transfer, CDMC II assumed the indebtedness of CDMC incurred in connection with that investment, all of which is owed to Crescent Partnership. Effective March 30, 2001, CDMC II sold that investment - a membership interest in East West Resorts, LLC ("EWR") - to a company affiliated with the other owner of EWR, for cash and a secured promissory note. CDMC II immediately transferred the cash and note to Transportal Investment Corp. in exchange for its assumption of all of its indebtedness and dissolved. The Company owns 1%, and Crescent Partnership owns 99%, of Transportal Investment Corp.

CANYON RANCH

Effective July 27, 1998, to enable the Company to invest in the future use of the "Canyon Ranch" name, the Company obtained a 5% economic interest, representing all of the voting stock, of CRL Investments, Inc. ("CRL"). The remaining 95% interest in CRL is held by Crescent Equities. Immediately after the formation of CRL, CRL exercised its purchase option (acquired from Crescent Equities) to obtain a 10% economic interest in CR License, LLC ("CR License"), which owns the right to use the "Canyon Ranch" name. Contemporaneously, CRL acquired a 50% interest in CR Las Vegas, LLC, an entity that built a Canyon Ranch day spa in the Venetian Hotel in Las Vegas. In July 2000, CRL exercised its final option to purchase an additional 10% economic interest in CR License by paying $3.0 million, bringing CRL's total economic interest in CR License to 30%. Through CRL and CR License, the Company has an approximate 3.25% economic interest in the Canyon Ranch Spa Club located in the Venetian Hotel in Las Vegas. In order to exercise options with respect to CR License and to fund its obligations to CR Las Vegas and other entities, CRL obtained the CRL Credit Facility from Crescent Equities and in July 2000 CRL obtained from Crescent Partnership a $0.2 million term note bearing interest at 12% per annum, which matures in August 2003.

TEMPERATURE CONTROLLED LOGISTICS

A partnership (the "Temperature Controlled Logistics Operating Partnership"), of which a subsidiary of the Company owns 40% and Vornado Operating L.P. owns 60%, owns directly or indirectly the business operations at approximately 99 temperature controlled logistics properties (the "Temperature Controlled Logistics Properties"). The Temperature Controlled Logistics Operating Partnership leases the Temperature Controlled Logistics Properties under a triple-net master lease from a partnership in which Crescent Equities is a 40% owner. Each of the

Temperature Controlled Logistics Properties is subject to one or more of the leases, each of which has an initial term of 15 years, subject to two, five-year renewal options. The leases provide for an aggregate base rental rate of approximately $137.0 million per annum through 2003, $139.0 million per annum from 2004 through 2008 and $141.0 million per annum from 2009 through 2014, plus percentage rent based on the gross revenues received from customers at the Temperature Controlled Logistics Properties above a specified amount. In February 2001 the lessees and lessor agreed to restructure certain financial terms of the leases, including the adjustment of the rental obligation for 2001 to $146.0 million, the adjustment of the rental obligation for 2002 to $150.0 million (plus contingent rent in certain circumstances), the increase of the lessor's share of capital expenditures for property maintenance from $5.0 million to $9.5 million (effective January 1, 2000) and the extension from March 11, 2002 to December 31, 2003 of the date upon which deferred rent is required to be paid.

In March 1999, the Company sold Crescent Equities an additional 4% nonvoting interest in the two subsidiaries that had an indirect interest in the Temperature Controlled Logistics Properties and was granted an option to require Crescent Equities to purchase the Company's remaining 1% interest in either or both subsidiaries at any time within the next two years, subject to the condition that such purchase would not, in the opinion of counsel to Crescent Equities, adversely affect the status of Crescent Equities as a REIT. The option was exercised in December 2000 and the Company sold the remaining 1% interests in both subsidiaries to Crescent Equities for $4.1 million.

CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC ("CBHS")

From September 1999 until December 2000, the Company owned a 25% common membership interest and a 100% preferred membership interest, and a limited partnership controlled by officers of the Company and in which the Company owned 100% of the economic interests (COPI CBHS Holdings), with a 65% common membership interest in CBHS. CBHS and its subsidiaries were parties to a triple-net master operating lease agreement with Crescent Equities, under which most of the CBHS facilities were leased from Crescent Equities. Although CBHS in late 1999 and early 2000 downsized its operations, CBHS's operating results and cash flow were not improved sufficiently to support its current and long-term obligations. On February 16, 2000, CBHS petitioned for relief under Chapter 11 of the United States Bankruptcy Code. Under the protection of the bankruptcy court, CBHS sold 60 of its facilities in 2000 and additional facilities in 2001 and has ceased business operations. In conjunction with the filing by CBHS of the bankruptcy petition, COPI Healthcare, Inc. ("COPI Healthcare"), a wholly owned subsidiary of Crescent Operating, entered into an agreement with CBHS for the acquisition by COPI Healthcare of CBHS's core business ("CBHS Asset Purchase Agreement"), which consists of the assets used in the operation of 37 behavioral healthcare facilities for $24.5 million. The closing of the transactions contemplated by the CBHS Asset Purchase Agreement was subject to bankruptcy court approval and other conditions. The CBHS Asset Purchase Agreement terminated by its own terms on April 16, 2000 because not all of the conditions precedent to closing had been met by that date.

On December 29, 2000, the Company sold its common and preferred interests in CBHS, and COPI CBHS Holdings sold its common interest in CBHS, to The Rockwood Financial Group, Inc. ("Rockwood") for a nominal sum. As a result of the liquidation of CBHS through bankruptcy, the equity investment in CBHS became worthless. Rockwood is wholly owned by Jeffrey L. Stevens, the Company's Executive Vice President and Chief Operating Officer and a director. The sale of CBHS to Rockwood was effected as part of the Company's tax planning strategy.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2001.


                                        CRESCENT OPERATING, INC.
                                        (Registrant)

                                        By   /s/ John C. Goff
                                          --------------------------------------
                                                 John C. Goff
                                          President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURE                                       TITLE                              DATE

   /s/   Richard E. Rainwater
-------------------------------------------  Chairman of the Board of Directors                 April 30, 2001
         Richard E. Rainwater

   /s/   John C. Goff
-------------------------------------------  President, Chief Executive Officer, Vice           April 30, 2001
         John C. Goff                        Chairman of the Board of Directors
                                             (Principal Executive Officer)

   /s/   Jeffrey L. Stevens
-------------------------------------------  Executive Vice President, Chief Operating          April 30, 2001
         Jeffrey L. Stevens                  Officer and Director

   /s/   Richard P. Knight
-------------------------------------------  Vice President, Chief Financial Officer            April 30, 2001
         Richard P. Knight                   (Principal Financial and Accounting Officer)

   /s/   William A. Abney
-------------------------------------------  Director                                           April 30, 2001
         William A. Abney

   /s/   Anthony M. Frank
-------------------------------------------  Director                                           April 30, 2001
         Anthony M. Frank

   /s/   Paul E. Rowsey, III
-------------------------------------------  Director                                           April 30, 2001
         Paul E. Rowsey, III

   /s/   Carl F. Thorne
-------------------------------------------  Director                                           April 30, 2001
         Carl F. Thorne