Form 10-Q
period 2001-03-31
CRESCENT OPERATING INC
filed 2001-05-15
CIK 1035426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-22725


                            CRESCENT OPERATING, INC.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 Delaware                                            75-2701931
-------------------------------------------------   -----------------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer Identification No.)
      incorporation or organization)



       777 Taylor Street, Suite 1050
             Fort Worth, Texas                                          76102
-------------------------------------------------   ----------------------------------------
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

                                YES [ X ] NO [ ]


Number of shares of Common Stock, $.01 par value, outstanding as of May 14, 2001: 11,442,791

                            CRESCENT OPERATING, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION


                                                                                                                      Page
                                                                                                                      ----
Item 1.       Financial Statements:

              Consolidated Balance Sheets..............................................................................3

              Consolidated Statements of Operations....................................................................4

              Consolidated Statement of Changes in Shareholders' Equity (Deficit)......................................5

              Consolidated Statements of Cash Flows....................................................................6

              Notes to Consolidated Financial Statements (Unaudited)...................................................7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations...................16

Item 3.       Quantitative and Qualitative Disclosures About Market Risk..............................................28


                                             PART II - OTHER INFORMATION


Item 1.       Legal Proceedings.......................................................................................28

Item 2.       Change in Securities and Use of Proceeds................................................................29

Item 3.       Defaults Upon Senior Securities.........................................................................29

Item 4.       Submission of Matters to a Vote of Security Holders.....................................................29

Item 5.       Other Information.......................................................................................29

Item 6.       Exhibits and Reports on Form 8-K........................................................................30

                            CRESCENT OPERATING, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                                                            March 31, 2001  December 31, 2000
                                                                                            --------------  -----------------
                                                                                            (unaudited)          (audited)
                                           ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                                 $  45,143           $  62,078
  Accounts receivable, net                                                                     50,279              62,318
  Inventories                                                                                  41,039              42,710
  Notes receivable                                                                              5,942               3,940
  Real estate                                                                                 174,742             151,279
  Prepaid expenses and other current assets                                                    19,884              21,616
                                                                                            ---------           ---------
     Total current assets                                                                     337,029             343,941
                                                                                            ---------           ---------

PROPERTY AND EQUIPMENT, NET                                                                   214,579             219,739
                                                                                            ---------           ---------

INVESTMENTS                                                                                    72,224              70,396
                                                                                            ---------           ---------

OTHER ASSETS
  Real estate                                                                                 146,042             128,318
  Intangible assets, net                                                                       55,677              88,840
  Deferred tax assets                                                                          38,994              30,677
  Other assets                                                                                 27,706              28,617
                                                                                            ---------           ---------
     Total other assets                                                                       268,419             276,452
                                                                                            ---------           ---------

TOTAL ASSETS                                                                                $ 892,251           $ 910,528
                                                                                            =========           =========
                              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                                     $  83,248           $ 100,009
  Accounts payable and accrued expenses - CEI                                                  31,096              17,198
  Current portion of long-term debt - CEI                                                      12,713              17,023
  Current portion of long-term debt                                                            69,432              78,104
  Deferred revenue                                                                             81,566              90,392
                                                                                            ---------           ---------
     Total current liabilities                                                                278,055             302,726

LONG-TERM DEBT - CEI, NET OF CURRENT PORTION                                                  241,752             242,666

LONG-TERM DEBT, NET OF CURRENT PORTION                                                        145,965             135,724

OTHER LIABILITIES                                                                              74,195              78,417
                                                                                            ---------           ---------

     Total liabilities                                                                        739,967             759,533
                                                                                            ---------           ---------

MINORITY INTERESTS                                                                            175,428             174,528
                                                                                            ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value, 10,000 shares authorized,
        no shares issued or outstanding                                                            --                  --
Common stock, $.01 par value, 22,500 shares authorized,
      11,443 shares issued                                                                        114                 114
Additional paid-in capital                                                                     17,754              17,754
Deferred compensation on restricted shares                                                       (177)               (177)
Accumulated comprehensive income (loss)                                                            --              (9,509)
Accumulated deficit                                                                           (36,529)            (27,409)
Treasury stock at cost, 1,103 shares                                                           (4,306)             (4,306)
                                                                                            ---------           ---------
     Total shareholders' equity (deficit)                                                     (23,144)            (23,533)
                                                                                            ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                        $ 892,251           $ 910,528
                                                                                            =========           =========




        See accompaning notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)




                                                    For the three           For the three
                                                    months ended            months ended
                                                   March 31, 2001          March 31, 2000
                                                   ---------------         --------------
 REVENUES
   Equipment sales & leasing                          $  29,540               $  36,247
   Hospitality                                           65,368                  72,210
   Land development                                      68,531                  59,094
                                                      ---------               ---------

      Total revenues                                    163,439                 167,551
                                                      ---------               ---------

OPERATING EXPENSES
   Equipment sales & leasing                             30,820                  35,771
   Hospitality                                           50,399                  53,781
   Hospitality properties rent - CEI                     14,908                  16,264
   Land development                                      64,452                  52,790
   Corporate general and administrative                     455                     972
                                                      ---------               ---------

      Total operating expenses                          161,034                 159,578
                                                      ---------               ---------

INCOME FROM OPERATIONS                                    2,405                   7,973

INVESTMENT INCOME                                         5,126                   5,505

OTHER (INCOME) EXPENSE
   Interest expense                                       8,934                   8,014
   Interest income                                       (1,152)                   (864)
   Other                                                   (545)                     91
                                                      ---------               ---------

      Total other (income) expense                        7,237                   7,241
                                                      ---------               ---------

INCOME BEFORE INCOME TAXES,
    MINORITY INTERESTS AND ACCOUNTING CHANGE                294                   6,237

INCOME TAX (BENEFIT) PROVISION                           (2,183)                  1,488
                                                      ---------               ---------

INCOME BEFORE MINORITY INTERESTS AND
    ACCOUNTING CHANGE                                     2,477                   4,749

MINORITY INTERESTS                                       (2,088)                 (6,731)
                                                      ---------               ---------

INCOME (LOSS) BEFORE ACCOUNTING CHANGE                      389                  (1,982)

CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE (NOTE 11)                    (9,509)                      -
                                                      ---------               ---------

NET LOSS                                              $  (9,120)              $  (1,982)
                                                      =========               =========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
   Income (loss) before change in accounting          $    0.04               $   (0.19)
   Change in accounting                                   (0.92)                      -
                                                      ---------               ---------
   Net loss per share                                 $   (0.88)              $   (0.19)
                                                      =========               =========


        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                        (AMOUNTS IN THOUSANDS, UNAUDITED)

                                                                                                                        Deferred
                                                 Common stock                Treasury stock                           compensation
                                          ------------   -----------  ---------------------------   Additional        on restricted
                                              Shares        Amount       Shares          Amount    paid-in capital       shares
                                          ------------   -----------  --------------------------- -----------------   -------------
DECEMBER 31, 2000                              11,443     $   114        (1,103)       $ (4,306)      $  17,754        $  (177)


Comprehensive income (loss):

     Net loss                                       -           -             -               -              -               -

     Cumulative effect of change in
       accounting principle                         -           -             -               -              -               -


Comprehensive income
                                             --------     -------       -------        ---------      ---------       ---------


MARCH 31, 2001                                 11,443     $   114        (1,103)       $ (4,306)      $  17,754        $  (177)
                                             ========     =======       ========       =========      =========       =========


                                      Accumulated
                                     comprehensive       Accumulated
                                     income (loss)         deficit        Total
                                     -------------     -------------  ------------
DECEMBER 31, 2000                    $ (9,509)         $   (27,409)   $  (23,533)


Comprehensive income (loss):

     Net loss                               -               (9,120)       (9,120)

     Cumulative effect of change in
       accounting principle             9,509                    -         9,509
                                                                      -----------

Comprehensive income                                                         389
                                     --------          ------------   -----------


MARCH 31, 2001                       $      -          $   (36,529)   $  (23,144)
                                     ========          ============   ===========


        See accompanying notes to the consolidated financial statements.

                                                                                     For the               For the
                                                                               Three Months Ended     Three Months Ended
                                                                                 March 31, 2001         March 31, 2000
                                                                               ------------------     -------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $ (9,120)              $ (1,982)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
       Depreciation                                                                    6,791                  5,391
       Amortization                                                                    2,168                  2,620
       Provision for deferred income taxes                                            (6,512)                (1,018)
       Equity in income of unconsolidated subsidiaries                                  (705)                (3,987)
       Change in fair value of Magellan warrants                                      (4,421)                     -
       Cumulative effect of change in accounting principle                             9,509                      -
       Minority interests                                                              2,088                  6,731
       Gain on sale of property and equipment                                           (358)                  (892)
       Gain on sale of investments                                                       406                 (1,518)
       Changes in assets and liabilities, net of effects from acquisitions:
           Accounts receivable                                                         9,273                 (8,649)
           Inventories                                                                 1,952                  2,924
           Prepaid expenses and current assets                                        (2,657)                (4,411)
           Real estate                                                               (42,571)                   612
           Other assets                                                                  (64)                  (100)
           Accounts payable and accrued expenses                                     (15,020)               (10,670)
           Accounts payable and accrued expenses - CEI                                13,898                 10,760
           Deferred revenue, current and noncurrent                                    6,385                  2,190
           Other liabilities                                                             140                      4
                                                                                    --------               --------
                Net cash used in operating activities                                (28,818)                (1,995)
                                                                                    --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business interests, net of cash acquired                                  -                    (44)
  Acquisition of business interests by
      Controlled Subsidiaries, net of cash acquired                                        -                   (550)
  Disposition of business interest by
      Controlled Subsidiary, net of cash transferred                                 (17,715)                     -
  Purchases of property and equipment                                                 (8,593)               (15,679)
  Proceeds from sale of investments                                                       --                  2,398
  Proceeds from sale of property and equipment                                         3,298                  8,342
  Net proceeds from sale and collection of notes receivable                            1,846                  5,698
  Net distributions from investments                                                   1,050                  1,055
  Distributions from investments of Controlled Subsidiaries                            6,288                     21
  Contributions to investments of Controlled Subsidiaries                             (4,455)                     -
                                                                                    --------               --------
                Net cash provided by (used in) investing activities                  (18,281)                 1,241
                                                                                    --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of long-term debt                                                          68,955                 49,955
  Payments on long-term debt                                                         (39,622)               (24,611)
  Payments on long-term debt - CEI                                                       (79)               (19,186)
  Capital contributions by minority interests                                          4,363                    373
  Distributions to minority interests                                                 (3,186)                (6,460)
  Other                                                                                 (267)                (1,361)
                                                                                    --------               --------
                Net cash provided by (used in) financing activities                   30,164                 (1,290)
                                                                                    --------               --------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                                   (16,935)                (2,044)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                                 62,078                 39,017
                                                                                    --------               --------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                                     $ 45,143               $ 36,973
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and related footnotes of the Company for the fiscal year ended December 31, 2000 included in the Company's Form 10-K, as well as, in conjunction with the Company's previously filed Form 10-Qs. The Company's auditors report included on the financial statements included in its 2000 Annual Report on Form 10-K expressed substantial doubt about the Company's ability to continue to operate as a going concern (see Note 12). In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated unaudited interim financial statements have been included and all significant intercompany balances and transactions have been eliminated. Certain prior period information has been reclassified to conform to current period presentation. Due to seasonal fluctuations, operating results for interim periods reflected are not necessarily indicative of the results that may be expected for a full fiscal year.

The financial results of the Company primarily include the following:

      -     Subsidiaries which are wholly-owned and consolidated:
            -     Crescent Machinery Company ("Crescent Machinery");
            -     Rosestar Management LLC ("Rosestar"); and
            -     COI Hotel Group, Inc. ("COI Hotel").

      - Subsidiaries which are not wholly-owned but the Company controls and therefore consolidates ("Controlled Subsidiaries"):

            -     A 5% economic interest in:

                  - The Woodlands Land Company, Inc. ("LandCo") which has a 49.5% general partner interest (42.5% in 2000) in The Woodlands Land Development Company, L.P. ("Landevco");
                  - Desert Mountain Development Corporation ("Desert Mountain Development") which consolidates its 93% general partner interest in Desert Mountain Properties Limited Partnership ("DMPLP"); and
                  - CRL Investments, Inc. ("CRL"), which beneficially owns 65% of CR Las Vegas, LLC ("CR Las Vegas") and 30% of CR License, LLC ("CR License").

            - A 60% general partner interest in COPI Colorado, L.P. ("COPI Colorado") which owns 10% of Crescent Development Management Corp. ("CDMC"). The 10% interest in CDMC represents 100% of the voting stock, and therefore, CDMC is consolidated into COPI Colorado.

      - Subsidiaries which the Company reports on the equity method of accounting:
            - A 52.5% interest in The Woodlands Operating Company, L.P. ("TWOC") which is controlled by a four member committee of which the Company controls two positions; and
            - A 40% interest in Vornado Crescent Logistics Operating Partnership ("AmeriCold Logistics").
            - A 1% interest in each of Crescent CS Holdings Corporation ("CS I") and Crescent CS Holdings II Corporation ("CS II"), (collectively, "Temperature Controlled Logistics Partnerships" or "TCLP") (sold in 2000).

      - A 15.8% common and 21.1% preferred interest in Transportal Network, Inc. ("Transportal Holding"), which has a 76% interest in Transportal Network LLC ("Transportal"), all of which the Company reports on the cost method of accounting (abandoned during 2000).


2. RECENT DEVELOPMENTS:

TEMPERATURE CONTROLLED LOGISTICS

On February 22, 2001, AmeriCold Logistics leases were restructured to, among other things, (i) reduce 2001's contractual rent to $146.0 million ($14.5 million less than 2000's contractual rent), (ii) reduce 2002's contractual rent to $150.0 million (plus additional contingent rent in certain circumstances),
(iii) increase the Landlord's share of annual maintenance capital expenditures by $4.5 million to $9.5 million effective January 1, 2000 and (iv) extend the deferred rent period, for deferred rent of $24.4 million, to December 31, 2003 from March 11, 2002.

LAND DEVELOPMENT

Until December 2000, CDMC had an indirect economic interest in a real estate company that specializes in the management of resort properties in Colorado, Utah, South Carolina and Montana. That investment was transferred to Crescent Development Management Corp. II ("CDMC II"), a newly formed entity having the same owners, board of directors and officers as CDMC. In connection with that transfer, CDMC II assumed the indebtedness of CDMC incurred in connection with that investment, all of which is owed to Crescent Partnership. Effective March 30, 2001, CDMC II sold that investment - a membership interests in East West Resorts, LLC ("EWR") - to a company affiliated with the other owner of EWR, for cash and a secured promissory note. CDMC II immediately transferred the cash and note to Transportal Investment Corp. ("TIC") in exchange for its assumption of all of its indebtedness and dissolved. Crescent Operating owns 1%, and Crescent Partnership owns 99%, of TIC, which owns an interest in Transportal.

3. INVESTMENTS:

Investments consisted of the following (amounts in thousands):

                                                                          March 31, 2001            December 31, 2000
                                                                          --------------            -----------------
        Investment in Landevco............................                    $45,127                    $44,027
        Investment in CDMC projects.......................                      8,273                      8,170
        Investment in Magellan warrants...................                      7,413                      2,992
        Investment in CR License..........................                      5,485                      5,485
        Investment in AmeriCold Logistics.................                      3,076                      4,417
        Investment in CR Las Vegas........................                      2,850                      5,305
                                                                              -------                    -------
                                                                              $72,224                    $70,396
                                                                              =======                    =======


Investment income consisted of the following (amounts in thousands):

                                                                                   Three months ended         Three months ended
                                                                                     March 31, 2001             March 31, 2000
                                                                                   ------------------         -------------------
  Change in fair value of Magellan warrants.............................               $ 4,421                       $    --
  Equity in income of Landevco..........................................                 2,933                         5,375
  Equity in income of TWOC..............................................                 1,050                           920
  Equity in income of CDMC projects.....................................                   280                           942
  Equity in income of Houston Center Athletic Club ("HCAC").............                    --                             8
  Gain on sale of HCAC..................................................                    --                         1,518
  Equity in income of TCLP..............................................                    --                            24
  Equity in loss of Transportal Network.................................                    --                          (790)
  Equity in loss of AmeriCold Logistics.................................                (1,341)                       (2,492)
  Equity in loss of CRL.................................................                (2,217)                           --
                                                                                       -------                       -------
                                                                                       $ 5,126                       $ 5,505
                                                                                       =======                       =======


A summary of financial information for the Company's investments in AmeriCold Logistics and TWOC, which are significant unconsolidated investments, is presented below (amounts in thousands).

                                                                                    Three months ended March 31, 2001
                                                                               ---------------------------------------------
                                                                               AmeriCold Logistics              TWOC
                                                                               ---------------------       -----------------
          Revenues...................................                            $ 158,988                    $  22,219
          Gross profit...............................                            $   7,660                    $   1,436
          Net income (loss)..........................                            $  (3,352)                   $   1,439

          Crescent Operating's equity
              in income (loss) of subsidiary.........                            $  (1,341)                   $   1,050

AmeriCold Logistics is experiencing cash flow deficits which management of AmeriCold Logistics is currently addressing through sales of non-core assets and capital infusion by new investors.

4. INTANGIBLE ASSETS:

Intangible assets consisted of the following (amounts in thousands):

                                                          March 31, 2001                      December 31, 2000
                                                         -----------------                   -------------------
        Goodwill, net - Crescent Machinery                    $13,886                                $14,011
        Goodwill, net - RoseStar .........                      1,147                                  1,202
        Goodwill, net - COPI Colorado ....                     12,840                                 45,077
        Membership intangible, net - DMPLP                     27,804                                 28,550
                                                              -------                                -------
                                                              $55,677                                $88,840
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

                                                                                    March 31, 2001        December 31, 2000
                                                                                   ---------------        -----------------
LONG-TERM DEBT - CORPORATE AND WHOLLY OWNED SUBSIDIARIES

Equipment notes payable to finance companies, bear interest
from 7.0% to 10.0%, due 2001 through 2011 (Crescent Machinery).................      $   106,571             $  115,091

Floor plan debt payable, three to twelve month terms at 0% interest
(Crescent Machinery)...........................................................           11,293                 12,632

Line of credit payable to Crescent Partnership, interest at 9%, due
May 2002 (COPI)................................................................           19,949                 19,949

Line of credit payable to Crescent Partnership, interest at 12%, due
May 2002 or five years after the last draw (COPI)..............................           17,727                 17,727

Line of credit in the amount of $15.0 million payable to Bank of
America, interest at LIBOR plus 1%, due August  2001 (COPI)....................           15,000                 15,000

Note payable to Crescent Partnership, interest at 12%, due through
May 2002  (COPI)...............................................................           14,247                 14,247

Note payable to Crescent Partnership, interest at 12%, due
May 2002 (COPI).................................................................           9,276                  9,276


Notes payable to the sellers of equipment companies, weighted average interest
of 7.6% at March 31, 2001 and December 31, 2000, due 2001 through 2003 (COPI)...           4,435                  4,582

Notes payable to Crescent Partnership, weighted average interest of 10.4% at
March 31, 2001 and December 31, 2000, due 2003 through 2006 (RoseStar)..........           1,518                  1,596
                                                                                         -------                -------


    Total debt - corporate and wholly owned subsidiaries........................         200,016                210,100
                                                                                         -------                -------

LONG-TERM DEBT - NON WHOLLY OWNED SUBSIDIARIES


Construction loans for various East West Resort Development projects,
interest at 7.6% to 10.8%, due through 2005 (CDMC).............................       68,784                        62,316

Junior note payable to Crescent Partnership, interest at 14%, due
December 2010 (DMPLP)..........................................................       59,000                        59,000

Line of credit in the amount of $56.2 million payable to Crescent Partnership,
interest at 11.5%, due August 2004 (CDMC)......................................       41,767                        39,342

Line of credit in the amount of $32.0 million payable to Crescent Partnership,
interest at 11.5%, due September 2008 (CDMC)...................................       37,906                        32,155

Line of credit in the amount of $40.0 million payable to Crescent Partnership,
interest at 11.5%, due December 2006 (CDMC)....................................       35,494                        33,903

Line of credit in the amount of $66.0 million payable to Crescent Partnership,
interest at 11.5%, due March 2009 (CDMC).......................................       10,416                             -

Line of credit in the amount of $40.0 million payable to National Bank of
Arizona, interest at prime to prime plus 1%, due June 2001 (DMPLP)..............       9,313                         9,808


Line of credit in the amount of $7.0 million payable to Crescent Partnership,
interest at 12%, due August 2003 (CRL).........................................        7,000                         7,000

Term note in the amount of $0.2 million payable to Crescent Partnership,
interest at 12%, due August 2003 (CRL)..........................................         166                           166

Line of credit in the amount of $22.9 million payable to Crescent Partnership,
interest at 12%, due January 2003 (CDMC).......................................            -                        17,379

Note payable to Crescent Partnership, interest at 12%, due June 2005 (CDMC).....           -                         2,348
                                                                                   ----------                   ----------

          Total debt - non wholly owned subsidiaries............................     269,846                       263,417
                                                                                   ----------                   ----------

          Total long-term debt.................................................    $ 469,862                   $   473,517
                                                                                   =========                   ===========

Current portion of long-term debt - CEI.........................................   $  12,713                   $    17,023

Current portion of long-term debt...............................................      69,432                        78,104

Long-term debt - CEI, net of current portion....................................     241,752                       242,666

Long-term debt, net of current portion..........................................     145,965                       135,724
                                                                                   ----------                   ----------

          Total long-term debt..................................................   $ 469,862                   $   473,517
                                                                                   =========                   ===========


The Company has modified certain debt agreements with Crescent Equities extending the timing of principal and interest payments until May 23, 2001. Interest payments accrued but deferred as of March 31, 2001 of $6.9 million are included in Accounts payable and accrued expenses - CEI within the Company's consolidated financial statements (see Note 12).

6. OTHER LIABILITIES:

Other liabilities consisted of the following (in thousands):

                                                                                  March 31, 2001             December 31, 2000
                                                                                -----------------           -------------------
     Deferred revenue ........................                                        $70,378                    $69,265
     Straight line hospitality rent adjustment                                          3,817                      3,677
     Other ...................................                                             --                      5,475
                                                                                      -------                    -------
                                                                                      $74,195                    $78,417
                                                                                      =======                    =======

7. EARNINGS PER SHARE:

Earnings per share ("EPS") is calculated as follows (in thousands, except per share data):

                                            Three months ended March 31, 2001              Three months ended March 31, 2000
                                   ---------------------------------------------------------------------------------------------
                                           Net               Wtd Avg.      Per Share           Net       Wtd. Avg.    Per Share
                                      Income (Loss)           Shares        Amount        Income (Loss)    Shares       Amount
                                   ------------------  ----------------  -------------  ---------------  ----------   ----------
BASIC EPS.........................      $  (9,120)            10,340       $ (0.88)        $  (1,982)      10,312      $ (0.19)

EFFECT OF DILUTIVE SECURITIES:
Stock Options.....................              -                  -                               -            -
                                        ----------          ---------      --------        ----------      ------      --------
DILUTED EPS.......................      $  (9,120)            10,340       $ (0.88)        $  (1,982)      10,312      $ (0.19)
                                        ==========          =========      ========        ==========      ======      ========


The Company had 1,319,834 and 1,342,392 options for its common stock outstanding at March 31, 2001 and 2000, respectively, which were not included in the calculation of diluted EPS as they were anti-dilutive.

8. INCOME TAXES:

The table below shows the reconciliation of the federal statutory income tax rate to the effective tax rate.

                                                                              Three months ended           Three months ended
                                                                                March 31, 2001               March 31, 2000
                                                                            ----------------------        ---------------------
          Federal statutory income tax rate............................              35.0%                         35.0%
          State income taxes, net of federal tax benefit...............               5.0                           5.0
          Minority interests...........................................            (201.8)                        (15.5)
          Change in valuation allowance................................            (603.2)                            -
          Other, net...................................................              22.5                          (0.6)
                                                                             ---------------------         ------------------
                           Effective tax rate..........................             742.5%                         23.9%
                                                                             ---------------------         ------------------

The Company generally provides for taxes using a 40% effective rate on the Company's share of income or loss. Management believes that the deferred tax asset will be realized due to tax planning strategies associated with an anticipated restructure (see Note 12).

9. BUSINESS SEGMENT INFORMATION:

Crescent Operating's assets and operations are located entirely within the United States and are comprised primarily of four business segments: (i) Equipment Sales and Leasing, (ii) Hospitality, (iii) Temperature Controlled Logistics and (iv) Land Development. In addition to these four business segments, the Company has grouped its investment in Magellan warrants, interest expense on corporate debt and general corporate overhead costs such as legal and accounting costs, insurance costs and corporate salaries as "Other" for segment reporting purposes. Because the Company sold its investment in Charter Behavioral Health Systems, LLC ("CBHS") in 2000 and did not recognize income or loss from CBHS in 2000, the Company does not report its operations related to CBHS as a separate segment. The Company uses net income as the measure of segment profit or loss. Business segment information is summarized as follows (in thousands):

                                                                        Three months ended
                                           ----------------------------------------------------------------------------
                                                     March 31, 2001                            March 31, 2000
                                           -----------------------------------     ------------------------------------
Revenues:
     Equipment Sales and Leasing...........    $                  29,540                   $                 36,247
     Hospitality...........................                       65,368                                     72,210
     Temperature Controlled Logistics......                            -                                          -
     Land Development......................                       68,531                                     59,094
     Other.................................                            -                                          -
                                           -----------------------------------     ------------------------------------
     Total revenues........................    $                 163,439                   $                167,551
                                           ===================================     ====================================

Net income (loss):
     Equipment Sales and Leasing...........    $                  (2,401)                  $                 (1,184)
     Hospitality...........................                          (40)                                     2,191
     Temperature Controlled Logistics......                         (815)                                    (1,966)
     Land Development......................                          716                                        728
     Other.................................                       (6,580)                                    (1,751)
                                           -----------------------------------     ------------------------------------
     Total net income (loss)...............    $                  (9,120)                  $                 (1,982)
                                           ===================================     ====================================

                                                     March 31, 2001                          December 31, 2000
                                           -----------------------------------     ------------------------------------
Identifiable assets:
     Equipment Sales and Leasing...........    $                 189,986                   $                192,151
     Hospitality...........................                       45,092                                     44,810
     Temperature Controlled Logistics......                        8,014                                    643,514
     Land Development......................                      625,732                                      8,829
     Other.................................                       23,427                                     21,224
                                           -----------------------------------     ------------------------------------
     Total identifiable assets.............    $                 892,251                   $                910,528
                                           ===================================     ====================================

10. LITIGATION:

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

11. RECENT ACCOUNTING PRONOUNCEMENTS:

As of January 1, 2001, the Company was required to adopt SFAS No. 133, as amended by SFAS No. 138. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, provides that all derivative instruments be recognized as either assets or liabilities depending on the rights or obligations under the contract and that all derivative instruments be measured at fair value. Upon adoption, the Company was required to record the net comprehensive loss related to its investment in Magellan warrants as a charge in the statement of operations. Based on the value of the warrants on December 31, 2000, the Company expensed $9.5 million on January 1, 2001 as a cumulative effect of change in accounting principle. From January 1, 2001 forward, the Company will record changes in the fair value of these warrants in the statement of operations as investment income (loss). For the three months ended March 31, 2001, the Company recorded changes in the fair value of these warrants, as calculated using the Black-Scholes pricing model, as investment income of $4.4 million in the Company's statement of operations.

12. RESTRUCTURING OF CRESCENT OPERATING:

On December 17, 1999, President Clinton signed into law the REIT Modernization Act, which became effective on January 1, 2001, and contains a provision that permits real estate investments trusts ("REITS"), such as Crescent Equities, to own and operate certain types of investments that are currently owned and operated by Crescent Operating, specifically the Hospitality and Land Development segments. As a consequence, Crescent Equities can retain business opportunities it would otherwise offer to the Company pursuant to the Intercompany Agreement. Crescent Operating is in negotiations with Crescent Equities regarding corporate restructuring alternatives which include the potential sale of the Company's Hospitality and Land Development segments to Crescent Equities.

If a successful restructuring is not completed and/or significant new equity is not obtained, it is likely that the Company would be unable to meet its financial obligations in a timely manner. The Company has extended certain payment obligations by reaching agreements with Crescent Equities to defer until May 23, 2001 payments on certain of Crescent Operating's obligations to Crescent Equities otherwise due. Interest payments and rent payments accrued but deferred as of March 31, 2001 totaled approximately $6.9 million and $17.3 million, respectively. If a restructuring of the Company as now contemplated by the Company's management and/or a significant infusion of equity is successfully completed, the Company believes that it will be able to meet its capital requirements during 2001. If a successful restructuring is not completed and/or significant new equity is not obtained, the Company will not have adequate capital to meet its needs. Based on the above, the Company's auditors report included on the financial statements included in its 2000 Annual Report on Form 10-K expressed substantial doubt about the Company's ability to continue to operate as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Item 2 should be read in conjunction with the interim consolidated financial statements and the accompanying notes presented in Item 1 to this Form 10-Q. The financial statements include all adjustments which management believes are necessary to reflect a fair statement of the financial results for the interim periods presented. All such adjustments are of a normal and recurring nature. The information contained in this Item 2 should also be read in conjunction with the more detailed information included in the Company's Form 10-K for the year ended December 31, 2000, as well as, in conjunction with the Company's previously filed Form 10-Qs. Capitalized terms used but not otherwise defined in this Item 2 have the meanings given to them in the notes to the financial statements included in Item 1.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those the Company expects to achieve. The Company's management is currently actively involved in pursuing a strategic restructuring of the Company in an effort to alleviate the Company's liquidity issues. Any failure to complete such a restructuring of the Company would have a significant adverse effect on the Company and its expected results. Without corporate restructuring and/or infusion of significant equity, the Company will be unable to meet its financial obligations in a timely manner. Based on the above, the Company's auditors report included on the financial statements included in its 2000 Annual Report on Form 10-K expressed substantial doubt about the Company's ability to continue to operate as a going concern. Some of the other factors that might cause material variation from the expectations reflected in the forward-looking statements include:

        - the inability of the Company to pay its obligations to Crescent Real Estate Equities Company ("Crescent Equities") as they come due (certain payment obligations have been deferred until May 23, 2001), which is probable in the absence of a successful restructuring of the Company or infusion of equity,

        - the inability of the Company to reach acceptable terms related to the potential sale of the Company's Hospitality and Land Development segments to Crescent Equities,

        - the relatively high levels of debt that the Company maintains and the Company's ability to generate revenue sufficient to meet debt service payments and other operating expenses,

        - the possibility that the Company's outstanding debt (some of which require "balloon" payments of principal) may be refinanced at higher interest rates or otherwise on terms less favorable to the Company,

        - the availability of equity and debt financing that may be necessary or advantageous to expand or maintain the Company's operations and investments,

        - the underperformance or non-performance of the Company's existing business investments,

        - any unfavorable resolution of issues that relate to the bankruptcy petition of Charter Behavioral Health Systems, LLC ("CBHS"), including, but not limited to, judgments against the Company in respect of lawsuits instituted in connection with the closure of certain CBHS facilities prior to CBHS's filing bankruptcy,

        - the impact of changes in the industries in which the Company's businesses and investments operate (including equipment sales and leasing, hospitality, temperature controlled logistics and land development) and the economic, demographic and other competitive conditions affecting those industries, the Company's cash flows and the value of the Company's investments,

        - the high levels of debt and rental payments to which certain of the Company's investments are subject make the earnings of those investments extremely sensitive to changes in operations or business activity, and

        - the effect of the REIT Modernization Act upon future opportunities under the Intercompany Agreement with Crescent Equities; the Intercompany Agreement is not expected to result in future business opportunities.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company is not obligated to update these forward-looking statements to reflect any future events or circumstances.

                                    OVERVIEW

Crescent Operating is a diversified management company that, through various subsidiaries and affiliates, currently operates primarily in four business segments: (i) Equipment Sales and Leasing, (ii) Hospitality, (iii) Temperature Controlled Logistics and (iv) Land Development. Within these segments the Company owned the following as of March 31, 2001:

- THE EQUIPMENT SALES AND LEASING SEGMENT consisted of a wholly owned interest in Crescent Machinery Company and its subsidiaries ("Crescent Machinery"), a construction equipment sales, leasing and service company with 17 locations in six states.

- THE HOSPITALITY SEGMENT consisted of (i) the Company's lessee interests in Upscale Business Class Hotels which include the Denver Marriott City Center, the Hyatt Regency Albuquerque, and the Renaissance Hotel in Houston, Texas; and lessee interests in Destination Resort Properties which include the Hyatt Regency Beaver Creek, the Ventana Inn and Spa, the Sonoma Mission Inn and Spa (including the Sonoma Mission Inn Golf and Country Club), Canyon Ranch-Tucson and Canyon Ranch-Lenox (collectively, the "Hospitality Properties"), and (ii) a 5% economic interest in CRL Investments, Inc. ("CRL"), which has an investment in the Canyon Ranch Day Spa in the Venetian Hotel in Las Vegas, Nevada and participates in the future use of the "Canyon Ranch" name.

- THE TEMPERATURE CONTROLLED LOGISTICS SEGMENT consisted of a 40% interest in the operations of Vornado Crescent Logistics Operating Partnership ("AmeriCold Logistics"), which currently operates 99 refrigerated storage properties with an aggregate storage capacity of approximately 518 million cubic feet.

- THE LAND DEVELOPMENT SEGMENT consisted of (i) a 4.65% economic interest in Desert Mountain, a master planned, luxury residential and recreational community in northern Scottsdale, Arizona, (ii) a 52.5% general partner interest in The Woodlands Operating Company, L.P. ("Woodlands Operating"),
    (iii) a 2.475% economic interest in The Woodlands Land Development Company L.P. ("Landevco") and (iv) a 60% economic interest in COPI Colorado, L.P. ("COPI Colorado"), a company that has a 10% economic interest in Crescent Development Management Corp. ("CDMC").

PROPOSED RESTRUCTURING OF CRESCENT OPERATING

On December 17, 1999, President Clinton signed into law the REIT Modernization Act, which became effective on January 1, 2001, and contains a provision that permits real estate investments trusts ("REITS"), such as Crescent Equities, to own and operate certain types of investments that are currently owned and operated by Crescent Operating, specifically the Hospitality and Land Development segments. As a consequence, Crescent Equities can retain business opportunities it would otherwise offer to the Company pursuant to the Intercompany Agreement. Crescent Operating is in negotiations with Crescent Equities regarding corporate restructuring alternatives which include the potential sale of the Company's Hospitality and Land Development segments to Crescent Equities.

                       EQUIPMENT SALES AND LEASING SEGMENT

FINANCIAL ACTIVITY

                                                             Three months ended March 31,
                                                     -------------------------------------------
                                                                2001                 2000
                                                     ---------------------   -------------------

Revenue:
   New and used equipment.......................                 49%                  60%
   Rental equipment.............................                 30%                  20%
   Parts, service and supplies..................                 21%                  20%
                                                     ---------------------   -------------------
Total revenue...................................                100%                 100%

Expenses:
   Cost of sales:
        New and used equipment..................                 88%                  87%
        Rental equipment........................                 75%                  65%
        Parts, service and supplies.............                 63%                  60%
                                                     ---------------------   -------------------
   Total cost of sales..........................                 79%                  77%

   Gross profit.................................                 21%                  23%

   Operating expenses...........................                 25%                  22%
                                                     ---------------------   -------------------

Income (loss) from operations...................                 (4%)                  1%
                                                     =====================   ===================

EBITDA..........................................                 11%                  12%
                                                     =====================   ===================

The Company is focused on increasing the profit margin on its rental revenue through increased utilization of existing assets, elimination of under producing assets from the rental fleet, as well as packaging rental equipment to larger customers. The Company also continues to focus on minimizing operating costs and capturing synergies from the consolidation of the multiple acquisitions completed in prior years. Crescent Machinery's branch locations are now fully integrated into a financial and operational computer system which allows management access, across all branches, to accurate information on a timely basis. Management believes that the improved information flow is critical to capturing the synergies of the consolidated group. Management believes these initiatives are critical to the future success of the Company.

Equipment sales and leasing revenue decreased $6.7 million, or 18.5%, to $29.5 million for the three months ended March 31, 2001, compared with $36.2 million for the three months ended March 31, 2000. Net loss for the three months ended March 31, 2001 was $2.4 million as compared with net loss of $1.2 million for the three months ended March 31, 2000. The Company believes that the results for the quarter ended March 31, 2001 are not necessarily indicative of the operating results expected for the full year, due to the seasonality of the business. Historically, revenue is lower in the first quarter due to the effect of the winter season on the construction industry. In January 2001, the Franklin, Indiana Crescent Machinery location was closed and its assets transferred to other locations for utilization.

Earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") for the Equipment Sales and Leasing segment for the three months ended March 31, 2001 was $3.3 million as compared with EBITDA of $4.2 million for the three months ended March 31, 2000. Management believes that EBITDA can be a meaningful measure of operating performance, cash generation and the ability to service debt. However, EBITDA should not be considered as an alternative to: (i) net income (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity. There can be no assurance that the Company's EBITDA is comparable to similarly titled items reported by other companies.

HOSPITALITY SEGMENT

FINANCIAL ACTIVITY

The following table sets forth certain information about the Hospitality Properties for the three months ended March 31, 2001 and 2000 (excluding the Four Seasons Hotel in Houston, Texas which was sold in November 2000). The information for the Hospitality Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch Ranch-Lenox, which are destination health and fitness resorts that measure performance based on available guest nights.

                                                                    For the three months ended March 31,
                                                              --------------------------------------------------
                                                                   Average         Average        Revenue Per
                                                               Occupancy Rate     Daily Rate    Available Room
                                                              --------------------------------------------------
                                                    Rooms/
                                                     Guest
                                        Location    Nights      2001    2000     2001    2000    2001     2000
                                     ------------  -------    -------  ------   ------  ------  ------  --------
Upscale Business Class Hotels:
------------------------------
Denver Marriott City
Center................                Denver, CO      613       76%      79%    $126     $114    $ 96     $90
Hyatt Regency                         Albuquerque,
Albuquerque...........                   NM           395       71       62       98      104      70      64
Renaissance Houston...                Houston, TX     389       66       75      117       98      78      73
                                                   -------    -------  ------   ------  ------  ------  --------
    Total/Weighted Average                          1,397       72%      73%    $115     $107    $ 83     $78
                                                   =======    =======  ======   ======  ======  ======  ========

Destination Resort Properties:
------------------------------
Hyatt Regency Beaver
Creek(1)..............                 Avon, CO       276       85%      85%    $431     $417    $365    $353
Sonoma Mission Inn &
Spa...................                Sonoma, CA      228       57       67      235      256     135     171
Ventana Inn & Spa.....                Big Sur, CA      62       67       68      364      379     244     257
Canyon Ranch-Tucson...                Tucson, AZ      250(2)
Canyon Ranch-Lenox....                Lenox, MA       212(2)
                                                   -------    -------  ------   ------  ------  ------  --------

Total/Weighted Average                              1,028       80%      84%    $506     $475    $396    $391
                                                   =======    =======  ======   ======  ======  ======  ========

(1) The hotel is undergoing a $6.9 million renovation of all guest rooms. The project is scheduled to be completed by the fourth quarter of 2001.

(2) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.

As of March 31, 2001, the Company had deferred a portion of its lease rental obligations on the Hospitality Properties; for additional information, see Liquidity and Capital Resources.

                    TEMPERATURE CONTROLLED LOGISTICS SEGMENT

RECENT DEVELOPMENTS

On February 22, 2001, AmeriCold Logistics leases were restructured to, among other things, (i) reduce 2001's contractual rent to $146.0 million ($14.5 million less than 2000's contractual rent), (ii) reduce 2002's contractual rent to $150.0 million (plus additional contingent rent in certain circumstances),
(iii) increase the Landlord's share of annual maintenance capital expenditures by $4.5 million to $9.5 million effective January 1, 2000 and (iv) extend the deferred rent period, for deferred rent of $24.4 million, to December 31, 2003 from March 11, 2002.

FINANCIAL ACTIVITY

The Company has a 40% economic interest in AmeriCold Logistics. The Company's share of pretax loss from AmeriCold Logistics for the three months ended March 31, 2001 was $1.3 million. AmeriCold Logistics is experiencing cash flow deficits which management of AmeriCold Logistics is currently addressing through sales of non-core assets and capital infusion by new investors.

                            LAND DEVELOPMENT SEGMENT

RECENT DEVELOPMENTS

Until December 2000, CDMC had an indirect economic interest in a real estate company that specializes in the management of resort properties in Colorado, Utah, South Carolina and Montana. That investment was transferred to CDMC II, a newly formed entity having the same owners, board of directors and officers as CDMC. In connection with that transfer, CDMC II assumed the indebtedness of CDMC incurred in connection with that investment, all of which is owed to Crescent Partnership. Effective March 30, 2001, CDMC II sold that investment - a membership interests in East West Resorts, LLC ("EWR") - to a company affiliated with the other owner of EWR, for cash and a secured promissory note. CDMC II immediately transferred the cash and note to Transportal Investment Corp. ("TIC") in exchange for its assumption of all of its indebtedness and dissolved. Crescent Operating owns 1%, and Crescent Partnership owns 99%, of TIC, which owns an interest in Transportal.

FINANCIAL ACTIVITY

Net income for the Land Development Segment was $0.7 million for the three months ended March 31, 2001. The Company's share of Desert Mountain Development's net loss for the three months ended March 31, 2001 was less than $0.1 million. The Company's share of net income from both The Woodlands Land Company and WOCOI Investment Company for the three months ended March 31, 2001 was $0.1 million and $0.6 million, respectively. The Company's share of COPI Colorado's net income for the three months ended March 31, 2001 was less than $0.1 million.

The following table sets forth certain information as of March 31, 2001 relating to the active projects of the residential development properties in which the Company owns an interest.

                                                                   Average
                                                                   Closed
                                         Total        Total        Sale
                                       Lots/Units    Lots/Units    Price
                             Total     Developed     Closed        Per            Range of Proposed
                           Lots/Units    Since        Since        Lot/Unit       Sale Prices Per
 Land Development           Planned    Inception     Inception        (1)              Lot (2)
 ----------------           -------    ---------     ---------     --------       -----------------


 Desert Mountain........     2,665       2,331         2,147       $ 499,000(3)  $ 425,000 - 4,350,000 (3)
 The Woodlands..........    36,385      24,211        23,135       $  54,000       $14,400 - 1,035,000
 CDMC...................     2,732         639           572             N/A       $25,000 - 4,545,000
                           --------    ---------   ------------

 Total Land Development.    41,782      27,181        25,854
                           ========    =========   ============

(1)  Based on lots/units closed during the Company's ownership period.
(2)  Based on existing inventory of developed lots and lots to be developed.
(3)  Includes golf membership, which as of March 31, 2001 was $225,500.

                                      OTHER

RECENT DEVELOPMENTS

As of January 1, 2001, the Company was required to adopt SFAS No. 133, as amended by SFAS No. 138. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, provides that all derivative instruments be recognized as either assets or liabilities depending on the rights or obligations under the contract and that all derivative instruments be measured at fair value. Upon adoption, the Company was required to record the net comprehensive loss related to its investment in Magellan warrants as a charge in the statement of operations. Based on the value of the warrants on December 31, 2000, the Company expensed $9.5 million on January 1, 2001 as a cumulative effect of change in accounting principle. From January 1, 2001 forward, the Company will record changes in the fair value of these warrants in the statement of operations as investment income (loss). For the three months ended March 31, 2001, the Company recorded changes in the fair value of these warrants, as calculated using the Black-Scholes pricing model, as investment income of $4.4 million in the Company's statement of operations.

On May 1, 2001, Richard P. Knight resigned his position as Vice President and Chief Financial Officer to pursue other interests.

                          SEGMENT FINANCIAL INFORMATION
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The following is a summary of Crescent Operating's estimated financial information reported by segment for the three months ended March 31, 2001:


                                                           EQUIPMENT                        TEMPERATURE
                                                             SALES                          CONTROLLED
                                                          AND LEASING      HOSPITALITY       LOGISTICS
                                                      -----------------  ----------------  -------------
Revenues..........................................    $      29,540        $     65,368     $       -

Operating expenses................................           30,820              65,307            17
                                                      -----------------  ----------------  -------------
Income (loss) from operations.....................           (1,280)                 61           (17)
                                                      -----------------  ----------------  -------------
Investment income (loss)..........................                -              (2,217)       (1,341)
                                                      -----------------  ----------------  -------------
Other (income) expense
  Interest expense................................            2,533                 242             -
  Interest income.................................               (5)                (26)            -
  Other...........................................               94                   -             -
                                                      -----------------  ----------------  -------------
Total other (income) expense......................            2,622                 216             -
                                                      -----------------  ----------------  -------------
Income (loss) before income taxes,
  minority interests and accounting change........           (3,902)             (2,372)       (1,358)
Income tax provision (benefit)....................           (1,501)               (949)         (543)
                                                      -----------------  ----------------  -------------
Income (loss) before minority interests and
  accounting change...............................           (2,401)             (1,423)         (815)
Minority interests................................                -               1,383             -
                                                      -----------------  ----------------  -------------
Income (loss) before accounting change............           (2,401)                (40)         (815)
Cumulative effect of change in
  accounting principle............................                -                   -             -

                                                      ------------------ ----------------  -------------
Net income (loss).................................    $      (2,401)        $       (40)     $   (815)
                                                      =================  ================  =============


Net income (loss) per share, basic and diluted....
                                                      $       (0.23)        $     (0.00)     $  (0.08)
                                                      =================  ================  =============

EBITDA Calculation: (1)
  Net income (loss)...............................    $      (2,401)        $       (40)     $   (815)
  Interest expense, net...........................            2,528                  17           276
  Income tax provision (benefit)..................           (1,501)                (27)         (543)
  Depreciation and amortization...................            4,697                 339           875
                                                      -----------------  ----------------  -------------
EBITDA............................................    $       3,323         $       289      $   (207)
                                                      =================  ================  =============

                                                          LAND
                                                       DEVELOPMENT      OTHER           TOTAL
                                                      -------------  -------------  --------------
Revenues..........................................     $   68,531     $        -     $    163,439

Operating expenses................................         64,452            438          161,034
                                                      -------------  -------------  --------------
Income (loss) from operations.....................          4,079           (438)           2,405
                                                      -------------  -------------  --------------
Investment income (loss)..........................          4,263          4,421            5,126
                                                      -------------  -------------  --------------
Other (income) expense
  Interest expense................................          4,115          2,044            8,934
  Interest income.................................         (1,127)             6           (1,152)
  Other...........................................           (639)             -             (545)
                                                      -------------  -------------  --------------
Total other (income) expense......................          2,349          2,050            7,237
                                                      -------------  -------------  --------------
Income (loss) before income taxes,
  minority interests and accounting change........          5,993          1,933              294
Income tax provision (benefit)....................          1,805           (995)          (2,183)
                                                      -------------  -------------  --------------
Income (loss) before minority interests and
  accounting change...............................          4,188          2,928            2,477
Minority interests................................         (3,471)             -           (2,088)
                                                      -------------  -------------  --------------
Income (loss) before accounting change............            717          2,928              389
Cumulative effect of change in
  accounting principle............................              -         (9,509)          (9,509)

                                                      -------------  -------------  --------------
Net income (loss).................................     $      717     $   (6,581)    $     (9,120)
                                                      =============  =============  ==============


Net income (loss) per share, basic and diluted....
                                                       $     0.07     $    (0.64)    $      (0.88)
                                                      =============  =============  ==============

EBITDA Calculation: (1)
  Net income (loss)...............................     $      717     $   (6,581)    $     (9,120)
  Interest expense, net...........................            211          2,050            5,082
  Income tax provision (benefit)..................            494           (995)          (2,572)
  Depreciation and amortization...................            336            (17)           6,230
                                                      -------------  -------------  --------------
EBITDA............................................     $    1,758     $   (5,543)    $       (380)
                                                      =============  =============  ==============


(1) EBITDA represents earnings before interest, income taxes, depreciation and amortization Amounts are calculated based on the Company's ownership percentage of the EBITDA components Management believes that EBITDA can be a meaningful measure of the Company's operating performance, cash generation and ability to service debt However, EBITDA should not be considered as an alternative to either: (i) net earnings (determined in accordance with generally accepted accounting principles ("GAAP")); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity There can be no assurance that the Company's calculation of EBITDA is comparable to similarly titled items reported by other companies

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

REVENUES

Total revenue decreased $4.2 million, or 2.5%, to $163.4 million for the three months ended March 31, 2001, compared with $167.6 million for the three months ended March 31, 2000. The decrease in total revenue is attributable to the factors discussed in the following paragraphs.

Equipment Sales and Leasing Segment

Equipment sales and leasing revenue decreased $6.7 million, or 18.5%, to $29.5 million for the three months ended March 31, 2001, compared with $36.2 million for the three months ended March 31, 2000. Significant components of the three month decrease were:

- a decrease of $7.3 million in new and used equipment sales in the first quarter of 2001 as compared to the corresponding period in 2000 primarily due to unusually high sales volumes in March 2000, the closing of its Franklin, Indiana location in January 2001 and the slowing economy, as well as adverse weather conditions in certain markets; and

- a decrease in parts, service and supplies revenue of $1.0 million in the first quarter of 2001 as compared to the corresponding period in 2000 primarily due to decreased demand for maintenance and repair work; partially offset by

- an increase in rental revenue of $1.6 million in the first quarter of 2001 as compared to the corresponding period in 2000 primarily due to increased rates and utilization of the rental fleet.


Hospitality Segment

Hospitality revenue decreased $6.8 million, or 9.4%, to $65.4 million for the three months ended March 31, 2001, compared with $72.2 million for the three months ended March 31, 2000. Significant components of the overall decrease were:

- no revenues at the Four Seasons Hotel in Houston in the first quarter of 2001 due to the sale of the hotel on November 3, 2000 as compared to revenues of $10.2 million in the first quarter of 2000; partially offset by

-   increased revenues of $2.4 million from Canyon Ranch - Tucson, Canyon Ranch
    - Lenox, the Denver Marriott and the Hyatt Regency Beaver Creek due primarily to increased rates in the first quarter of 2001 as compared to the corresponding period in 2000; and

- increased revenues of $0.8 million from the Hyatt Regency Albuquerque due primarily to increased occupancy in the first quarter of 2001 as compared to the corresponding period in 2000.

Land Development Segment

Land development revenue, which represents revenue from Desert Mountain Development and COPI Colorado prior to the elimination of the minority interests, increased $9.4 million, or 15.9%, to $68.5 million for the three months ended March 31, 2001, compared with $59.1 million for the three months ended March 31, 2000. Significant components of the overall increase were:

- a $24.6 million increase in revenue from COPI Colorado in the first quarter of 2001 as compared to the corresponding period in 2000, primarily due to an increase in property management revenue due to acquisitions during the second quarter of 2000 and to an increase in real estate sales primarily due to the sale of condominiums and townhomes at projects which were under construction during the first quarter of 2000; partially offset by

- a $15.2 million decrease in revenue from Desert Mountain Development in the first quarter of 2001 as compared to the corresponding period in 2000 due to a fewer number of lots and homes being sold.

OPERATING EXPENSES

Total operating expenses increased $1.4 million, or 0.9%, to $161.0 million for the three months ended March 31, 2001, compared with $159.6 million for the three months ended March 31, 2000. The increase in total operating expenses is attributable to the factors discussed in the following paragraphs.

Equipment Sales and Leasing Segment

Equipment sales and leasing expenses decreased $5.0 million, or 14.0%, to $30.8 million for the three months ended March 31, 2001, compared with $35.8 million for the three months ended March 31, 2000. Significant components of the three month decrease were:

- a $6.1 million decrease in new and used equipment expenses in the first quarter of 2001 as compared to the corresponding period in 2000 as a result of a decrease in new and used equipment sales for the same period; partially offset by

- a $1.9 million increase in rental expenses in the first quarter of 2001 as compared to the corresponding period in 2000 primarily due to an increase in rental inventory resulting in increased depreciation expense as well as increased maintenance costs on the rental fleet during the winter season.


Hospitality Segment

Hospitality expenses decreased $4.7 million, or 6.7%, to $65.3 million for the three months ended March 31, 2001, compared with $70.0 million for the three months ended March 31, 2000. Significant components of the overall decrease were:

- no rent or expenses associated with the Four Seasons Hotel in Houston in the first quarter of 2001 due to the sale of the hotel on November 3, 2000 as compared to rent and expenses of $9.0 million in the first quarter of 2000; partially offset by

- additional rent and expenses in the amount of $3.1 million consistent with increased revenues generated by certain of the Hospitality Properties as a result of increased rates and occupancy during the first quarter of 2001 as compared to the corresponding period in 2000; and

- additional rent in the amount of $0.7 million for the first quarter of 2001 as compared to the corresponding period in 2000 due to increased base rent as a result of capital expenditures made at certain of the hotels.


Land Development Segment

Land development expenses, which primarily represent operating costs incurred by Desert Mountain Development and COPI Colorado prior to the elimination of the minority interests, increased $11.7 million, or 22.2%, to $64.5 million for the three months ended March 31, 2001, compared with $52.8 million for the three months ended March 31, 2000. Significant components of the three month increase were:

- a $25.7 million increase in expenses incurred by COPI Colorado during the first quarter of 2001 as compared to the corresponding period in 2000, primarily due to higher costs corresponding with the increase in property management and real estate revenues and to higher marketing and overhead expenses due to acquisitions; partially offset by

- a $14.0 million decrease in expenses incurred by Desert Mountain Development in the first quarter of 2001 as compared to the corresponding period in 2000 primarily due to lower costs associated with decreased home and lot sales.

Corporate General and Administrative Expenses

Corporate general and administrative expenses totaled $0.5 million for the three months ended March 31, 2001, as compared to $1.0 million for the three months ended March 31, 2000. These expenses consisted of general corporate overhead costs, such as legal and accounting costs, insurance costs and corporate salaries. The decrease compared to the same period in 2000 is primarily attributable to transaction costs of approximately $0.3 million incurred by the Company in the first quarter of 2000 in conjunction with the negotiation of the asset purchase agreement with CBHS which did not recur in 2001.

INVESTMENT INCOME

Investment income decreased $0.4 million or 7.3%, to $5.1 million for the three months ended March 31, 2001, compared with $5.5 million for the three months ended March 31, 2000. Significant components of the overall decrease were:

- a decrease in equity in income of Landevco in the amount of $2.4 million primarily due to a decrease in commercial land sales; and

-   equity in loss of CRL in the amount of $2.2 million; partially offset by

- investment income in the amount of $4.4 million realized from the increase in the fair value of the Company's Magellan warrants which is recorded in the statement of operations effective January 1, 2001 as required under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

OTHER (INCOME) EXPENSE

Other (income) expense of $7.2 million remained unchanged for the first quarter of 2001 as compared to the corresponding period in 2000.

INCOME TAX PROVISION (BENEFIT)

Income tax benefit of $2.2 million for the three months ended March 31, 2001 represents a change of $3.7 million from the three months ended March 31, 2000. Income tax benefit consisted of a $1.5 million tax benefit for the Equipment Sales and Leasing segment, a $0.9 million tax benefit for the Hospitality segment, a $1.0 million tax benefit at the corporate level, a $0.5 million tax benefit for the Temperature Controlled Logistics segment, partially offset by a $1.8 tax provision for the Land Development segment.

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

MINORITY INTERESTS

Minority interests decreased $4.6 million, or 68.7%, to $2.1 million for the three months ended March 31, 2001, compared to $6.7 million for the three months ended March 31, 2000. Minority interests consist of the non-voting interests in the Land Development segment and in CRL Investments.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Cumulative effect of change in accounting principle increased $9.5 million, or 100%, for the first quarter of 2001 as compared to the corresponding period in 2000. The change from the prior year quarter was due to the adoption of SFAS No. 133 on January 1, 2001, whereby the Company realized a $9.5 million loss related to its investment in Magellan warrants, calculated as the difference between the original cost of the Magellan warrants and their estimated fair value at January 1, 2001 as calculated using the Black-Scholes pricing model.

LIQUIDITY AND CAPITAL RESOURCES

The Company's management is currently actively pursuing a strategic restructuring of the Company in an effort to alleviate the Company's liquidity issues. If a successful restructuring of Crescent Operating is not completed and/or significant new equity is not obtained, it is likely that the Company would be unable to meet its financial obligations in a timely manner. Recognizing that cash flow from its assets would not provide the Company with adequate capital to meet its requirements during 2000, the Company, during the first quarter of 2000, extended certain payment obligations by reaching agreements with Crescent Equities to defer until February 2001 payments on certain of Crescent Operating's obligations to Crescent Equities otherwise scheduled to be made in 2000. In the first quarter 2001, the Company further extended payment of these obligations until April 20, 2001 and in the second quarter, the Company further extended payment of these obligations until May 23, 2001. Interest payments and rent payments accrued but deferred as of March 31, 2001 totaled approximately $6.9 million and $17.3 million, respectively. If a restructuring of the Company as now contemplated by the Company's management and/or a significant infusion of equity is successfully completed, the Company believes that it will be able to meet its capital requirements during 2001. If a successful restructuring is not completed and/or significant new equity is not obtained, the Company will not have adequate capital to meet its needs. Based on the above, the Company's auditors report included on the financial statements included in its 2000 Annual Report on Form 10-K expressed substantial doubt about the Company's ability to continue to operate as a going concern.

CASH FLOWS

Cash and cash equivalents include amounts from all consolidated subsidiaries, including subsidiaries not wholly-owned. Changes, therefore, do not necessarily represent increases or decreases in cash directly available to the Company.

Cash and cash equivalents were $45.1 million and $62.1 million at March 31, 2001 and December 31, 2000, respectively. The 27.4% decrease is attributable to $28.8 and $18.3 million of cash used in operating and investing activities, respectively, partially offset by $30.2 million of cash provided by financing activities.

OPERATING ACTIVITIES

Net cash flows used in operating activities for the three months ended March 31, 2001 were $28.8 million compared with net cash used in operating activities of $2.0 million for the three months ended March 31, 2000. The Company's outflow of cash used in operating activities of $28.8 million was primarily attributable to a net loss of $9.1 million, adjusted for:

-   an increase in deferred taxes of $6.5 million;
-   change in fair value of Megellan warrants of $4.4 million;
-   cumulative effect of change in accounting principle of $9.5 million; and
-   non-cash depreciation and amortization of $9.0 million.

In addition, the Company had outflows from:

-   an increase in real estate of $42.6 million; and
-   decrease in accounts payable and accrued expenses of $15.0 million.

The outflow of cash used in operating activities was partially offset by inflows from:

-   increase in accounts payable and accrued expenses - CEI of $13.9 million;
-   increase in accounts receivable of $9.3 million; and
-   increase in deferred revenue of $6.4 million.

INVESTING ACTIVITIES

Net cash flows used in investing activities for the three months ended March 31, 2001 were $18.3 million compared with net cash provided by investing activities of $1.2 million for the three months ended March 31, 2000. The Company's outflow of cash used in investing activities of $18.3 million was primarily attributable to outflows from:

- disposition of business interest by controlled subsidiary, net of cash transferred of $17.7 million; and
-   purchases of property and equipment of $8.6 million.

The outflow of cash used in investing activities was partially offset by inflows from:

-   distributions from investments of controlled subsidiaries of $6.3 million;
    and

-   proceeds from the sale of property and equipment of $3.3 million.


FINANCING ACTIVITIES

Net cash flows provided by financing activities for the three months ended March 31, 2001 were $30.2 million compared with net cash used in financing activities of $1.3 million for the three months ended March 31, 2000. The Company's inflow of cash provided by financing activities of $30.2 million was primarily attributable to inflow from:

-   proceeds of long-term debt of $69.0 million; and
- capital contributions attributable to minority interests of $4.4 million.

The inflow of cash provided by financing activities was partially offset by outflows from:

-   payments of long-term debt of $39.6 million; and
-   distributions to minority interests of $3.2 million.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 2000, there have been no material changes to the information regarding market risk that was provided in the Company's Form 10-K for the year ended December 31, 2000.

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

  10.115          Credit Agreement dated September 21, 2000, between Crescent
                  Development Management Corp., as borrower, and Crescent Real
                  Estate Equities Limited Partnership, as lender, and related
                  Line of Credit Note and Security Agreement (filed as Exhibit
                  10.115 to December 31, 2000 Form 10-K and incorporated by reference herein)

  10.116          Assignment of Interest in East West Resorts, LLC (CDMC to
                  COPI); Assignment of Interest in East West Resorts, LLC (COPI to CDMC); and Assignment, Assumption and Consent Agreement dated December 31, 2000, among Crescent Development Management
                  Corp., Crescent Development Management Corp. II, and Crescent
                  Real Estate Equities Limited Partnership (filed as Exhibit
                  10.116 to December 31, 2000 Form 10-K and incorporated by reference herein)

  10.117 Assignment of Membership Interest dated December 29, 2000 between Crescent Operating, Inc. and Rockwood Financial Group,
                  Inc.; Assignment of Membership Interest dated December 29,
                  2000 between COPI CBHS Holdings, L.P. and Rockwood Financial
                  Group, Inc.; and related Indemnification Agreement dated
                  December 29, 2000 among COPI CBHS Holdings, L.P., Crescent
                  Operating, Inc. and Rockwood Financial Group, Inc. (filed as
                  Exhibit 10.117 to December 31, 2000 Form 10-K and incorporated by reference herein)

  10.118          Severance Agreement dated February 5, 2001, between Richard P.
                  Knight and Crescent Operating, Inc. and Crescent Machinery
                  Company (filed herewith)

  10.119          Second Amendment to Credit and Security Agreement effective
                  January 31, 2001, between Crescent Real Estate Equities
                  Limited Partnership and Crescent Operating, Inc. relating to
                  $19.5 million Credit and Security Agreement effective March
                  11, 1999 (filed herewith)

  10.120          Third Amendment to Credit and Security Agreement effective
                  January 31, 2001, between Crescent Real Estate Equities
                  Limited Partnership and Crescent Operating, Inc. relating to
                  $9 million Credit and Security Agreement effective September
                  21, 1998 (filed herewith)

  10.121          Fifth Amendment to Line of Credit Credit and Security
                  Agreement effective January 31, 2001, between Crescent Real
                  Estate Equities Limited Partnership and Crescent Operating,
                  Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed herewith)

  10.122          Fifth Amendment to Amended and Restated Credit and Security
                  Agreement effective January 31, 2001, between Crescent Real
                  Estate Equities Limited Partnership and Crescent Operating,
                  Inc. relating to Amended and Restated Credit and Security
                  Agreement effective May 21, 1997 (filed herewith)

  10.123          Third Amendment to Credit and Security Agreement effective
                  February 15, 2001, between Crescent Real Estate Equities
                  Limited Partnership and Crescent Operating, Inc. relating to
                  $19.5 million Credit and Security Agreement effective March
                  11, 1999 (filed herewith)

  10.124          Fourth Amendment to Credit and Security Agreement effective
                  February 15, 2001, between Crescent Real Estate Equities
                  Limited Partnership and Crescent Operating, Inc. relating to
                  $9 million Credit and Security Agreement effective September
                  21, 1998 (filed herewith)

  10.125          Sixth Amendment to Line of Credit Credit and Security
                  Agreement effective February 15, 2001, between Crescent Real
                  Estate Equities Limited Partnership and Crescent Operating,
                  Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed herewith)

  10.126          Sixth Amendment to Amended and Restated Credit and Security
                  Agreement effective February 15, 2001, between Crescent Real
                  Estate Equities Limited Partnership and Crescent Operating,
                  Inc. relating to Amended and Restated Credit and Security
                  Agreement effective May 21, 1997 (filed herewith)

  10.127          Fourth Amendment to Credit and Security Agreement effective
                  March 5, 2001, between Crescent Real Estate Equities Limited
                  Partnership and Crescent Operating, Inc. relating to $19.5 million Credit and Security Agreement effective March 11, 1999
                  (filed herewith)

  10.128          Fifth Amendment to Credit and Security Agreement effective
                  March 5, 2001, between Crescent Real Estate Equities Limited
                  Partnership and Crescent Operating, Inc. relating to $9 million Credit and Security Agreement effective September 21,
                  1998 (filed herewith)

  10.129          Seventh Amendment to Line of Credit Credit and Security
                  Agreement effective March 5, 2001, between Crescent Real
                  Estate Equities Limited Partnership and Crescent Operating,
                  Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed herewith)

  10.130          Seventh Amendment to Amended and Restated Credit and Security
                  Agreement effective March 5, 2001, between Crescent Real
                  Estate Equities Limited Partnership and Crescent Operating,
                  Inc. relating to Amended and Restated Credit and Security
                  Agreement effective May 21, 1997 (filed herewith)

(b)     Reports on Form 8-K

        Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of May, 2001.

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


                                        By     /s/ Jeffrey L. Stevens
                                           -------------------------------------
                                            Jeffrey L. Stevens, Executive Vice
                                            President, Chief Operating Officer
                                            and Director (Principal Financial
                                            and Accounting Officer)

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

  10.115          Credit Agreement dated September 21, 2000, between Crescent
                  Development Management Corp., as borrower, and Crescent Real
                  Estate Equities Limited Partnership, as lender, and related
                  Line of Credit Note and Security Agreement (filed as Exhibit
                  10.115 to December 31, 2000 Form 10-K and incorporated by reference herein)

  10.116          Assignment of Interest in East West Resorts, LLC (CDMC to
                  COPI); Assignment of Interest in East West Resorts, LLC (COPI to CDMC); and Assignment, Assumption and Consent Agreement dated December 31, 2000, among Crescent Development Management
                  Corp., Crescent Development Management Corp. II, and Crescent
                  Real Estate Equities Limited Partnership (filed as Exhibit
                  10.116 to December 31, 2000 Form 10-K and incorporated by reference herein)

  10.117 Assignment of Membership Interest dated December 29, 2000 between Crescent Operating, Inc. and Rockwood Financial Group,
                  Inc.; Assignment of Membership Interest dated December 29,
                  2000 between COPI CBHS Holdings, L.P. and Rockwood Financial
                  Group, Inc.; and related Indemnification Agreement dated
                  December 29, 2000 among COPI CBHS Holdings, L.P., Crescent
                  Operating, Inc. and Rockwood Financial Group, Inc. (filed as
                  Exhibit 10.117 to December 31, 2000 Form 10-K and incorporated by reference herein)

  10.118          Severance Agreement dated February 5, 2001, between Richard P.
                  Knight and Crescent Operating, Inc. and Crescent Machinery
                  Company (filed herewith)

  10.119          Second Amendment to Credit and Security Agreement effective
                  January 31, 2001, between Crescent Real Estate Equities
                  Limited Partnership and Crescent Operating, Inc. relating to
                  $19.5 million Credit and Security Agreement effective March
                  11, 1999 (filed herewith)

  10.120          Third Amendment to Credit and Security Agreement effective
                  January 31, 2001, between Crescent Real Estate Equities
                  Limited Partnership and Crescent Operating, Inc. relating to
                  $9 million Credit and Security Agreement effective September
                  21, 1998 (filed herewith)

  10.121          Fifth Amendment to Line of Credit Credit and Security
                  Agreement effective January 31, 2001, between Crescent Real
                  Estate Equities Limited Partnership and Crescent Operating,
                  Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed herewith)

  10.122          Fifth Amendment to Amended and Restated Credit and Security
                  Agreement effective January 31, 2001, between Crescent Real
                  Estate Equities Limited Partnership and Crescent Operating,
                  Inc. relating to Amended and Restated Credit and Security
                  Agreement effective May 21, 1997 (filed herewith)

  10.123          Third Amendment to Credit and Security Agreement effective
                  February 15, 2001, between Crescent Real Estate Equities
                  Limited Partnership and Crescent Operating, Inc. relating to
                  $19.5 million Credit and Security Agreement effective March
                  11, 1999 (filed herewith)

  10.124          Fourth Amendment to Credit and Security Agreement effective
                  February 15, 2001, between Crescent Real Estate Equities
                  Limited Partnership and Crescent Operating, Inc. relating to
                  $9 million Credit and Security Agreement effective September
                  21, 1998 (filed herewith)

  10.125          Sixth Amendment to Line of Credit Credit and Security
                  Agreement effective February 15, 2001, between Crescent Real
                  Estate Equities Limited Partnership and Crescent Operating,
                  Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed herewith)

  10.126          Sixth Amendment to Amended and Restated Credit and Security
                  Agreement effective February 15, 2001, between Crescent Real
                  Estate Equities Limited Partnership and Crescent Operating,
                  Inc. relating to Amended and Restated Credit and Security
                  Agreement effective May 21, 1997 (filed herewith)

  10.127          Fourth Amendment to Credit and Security Agreement effective
                  March 5, 2001, between Crescent Real Estate Equities Limited
                  Partnership and Crescent Operating, Inc. relating to $19.5 million Credit and Security Agreement effective March 11, 1999
                  (filed herewith)

  10.128          Fifth Amendment to Credit and Security Agreement effective
                  March 5, 2001, between Crescent Real Estate Equities Limited
                  Partnership and Crescent Operating, Inc. relating to $9 million Credit and Security Agreement effective September 21,
                  1998 (filed herewith)

  10.129          Seventh Amendment to Line of Credit Credit and Security
                  Agreement effective March 5, 2001, between Crescent Real
                  Estate Equities Limited Partnership and Crescent Operating,
                  Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed herewith)

  10.130          Seventh Amendment to Amended and Restated Credit and Security
                  Agreement effective March 5, 2001, between Crescent Real
                  Estate Equities Limited Partnership and Crescent Operating,
                  Inc. relating to Amended and Restated Credit and Security
                  Agreement effective May 21, 1997 (filed herewith)