Form 10-Q
period 2001-06-30
CRESCENT OPERATING INC
filed 2001-08-14
CIK 1035426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-22725


                            CRESCENT OPERATING, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                75-2701931
----------------------------------------   ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

     777 Taylor Street, Suite 1050
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

                                YES [X]  NO [ ]


Number of shares of Common Stock, $0.01 par value, outstanding as of August 14, 2001: 11,442,791

                            CRESCENT OPERATING, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS



                          PART I-FINANCIAL INFORMATION

                                                                                                  Page
                                                                                                  ----

Item 1. Financial Statements:

        Consolidated Balance Sheets.................................................................3

        Consolidated Statements of Operations.......................................................4

        Consolidated Statement of Changes in Shareholders' Equity (Deficit).........................5

        Consolidated Statements of Cash Flows.......................................................6

        Notes to Consolidated Financial Statements (Unaudited)......................................7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations......17

Item 3. Quantitative and Qualitative Disclosures About Market Risk.................................32


                                   PART II - OTHER INFORMATION


Item 1. Legal Proceedings..........................................................................33

Item 2. Change in Securities and Use of Proceeds...................................................34

Item 3. Defaults Upon Senior Securities............................................................34

Item 4. Submission of Matters to a Vote of Security Holders........................................34

Item 5. Other Information..........................................................................34

Item 6. Exhibits and Reports on Form 8-K...........................................................34

                            CRESCENT OPERATING, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                      June 30, 2001     December 31, 2000
                                                                       ------------     -----------------
                                                                        (unaudited)         (audited)
                       ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                            $     37,148       $     62,078
  Accounts receivable, net                                                   44,921             62,318
  Inventories                                                                36,501             42,710
  Notes receivable                                                            5,384              3,940
  Real estate                                                               274,516            151,279
  Prepaid expenses and other current assets                                  17,487             21,616
                                                                       ------------       ------------
     Total current assets                                                   415,957            343,941

PROPERTY AND EQUIPMENT, NET                                                 206,729            219,739

INVESTMENTS                                                                  78,939             70,396

OTHER ASSETS
  Real estate                                                               139,598            128,318
  Intangible assets, net                                                     55,115             88,840
  Deferred tax assets                                                        41,540             30,677
  Other assets                                                               25,006             28,617
                                                                       ------------       ------------
     Total other assets                                                     261,259            276,452

                                                                       ------------       ------------
TOTAL ASSETS                                                           $    962,884       $    910,528
                                                                       ============       ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                $     82,739       $    105,484
  Accounts payable and accrued expenses - CEI                                41,336             17,198
  Current portion of long-term debt - CEI                                    63,720             17,023
  Current portion of long-term debt                                          80,928             78,104
  Deferred revenue                                                           88,387             90,392
                                                                       ------------       ------------
     Total current liabilities                                              357,110            308,201

LONG-TERM DEBT - CEI, NET OF CURRENT PORTION                                215,322            242,666

LONG-TERM DEBT, NET OF CURRENT PORTION                                      186,758            135,724

OTHER LIABILITIES                                                            74,755             72,942

                                                                       ------------       ------------
     Total liabilities                                                      833,945            759,533

MINORITY INTERESTS                                                          169,128            174,528

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.01 par value, 10,000 shares authorized,
      no shares issued or outstanding                                            --                 --
  Common stock, $0.01 par value, 22,500 shares authorized,
      11,443 shares issued                                                      114                114
  Additional paid-in capital                                                 17,754             17,754
  Deferred compensation on restricted shares                                     --               (177)
  Accumulated comprehensive loss                                                 --             (9,509)
  Accumulated deficit                                                       (53,751)           (27,409)
  Treasury stock at cost, 1,103 shares                                       (4,306)            (4,306)
                                                                       ------------       ------------
     Total shareholders' equity (deficit)                                   (40,189)           (23,533)

                                                                       ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                   $    962,884       $    910,528
                                                                       ============       ============


        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)


                                                    For the three months ended       For the six months ended
                                                  -----------------------------   -----------------------------
                                                  June 30, 2001   June 30, 2000   June 30, 2001   June 30, 2000
                                                  -------------   -------------   -------------   -------------

REVENUES
   Equipment sales & leasing                       $     29,251    $     38,427    $     58,791    $     74,674
   Hospitality                                           53,924          66,429         119,292         138,639
   Land development                                      40,270          71,541         108,801         130,635
                                                   ------------    ------------    ------------    ------------
      Total revenues                                    123,445         176,397         286,884         343,948

OPERATING EXPENSES
   Equipment sales & leasing                             29,941          36,556          60,761          72,327
   Hospitality                                           44,922          51,386          95,321         105,167
   Hospitality properties rent - CEI                     13,907          16,118          28,815          32,382
   Land development                                      43,098          65,763         107,550         118,553
   Corporate general and administrative                     503             992             958           1,964
                                                   ------------    ------------    ------------    ------------
      Total operating expenses                          132,371         170,815         293,405         330,393

                                                   ------------    ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS                            (8,926)          5,582          (6,521)         13,555

INVESTMENT INCOME                                        17,797           1,253          22,923           6,758

OTHER (INCOME) EXPENSE
   Interest expense                                       6,052           8,616          14,986          16,630
   Interest income                                         (925)         (1,021)         (2,077)         (1,885)
   Impairment loss on assets (Note 2)                    11,850              --          11,850              --
   Other                                                    226             (76)           (319)             15
                                                   ------------    ------------    ------------    ------------
      Total other (income) expense                       17,203           7,519          24,440          14,760
                                                   ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES,
    MINORITY INTERESTS AND ACCOUNTING CHANGE             (8,332)           (684)         (8,038)          5,553

INCOME TAX PROVISION (BENEFIT)                            5,084            (226)          2,901           1,262
                                                   ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE MINORITY INTERESTS AND
    ACCOUNTING CHANGE                                   (13,416)           (458)        (10,939)          4,291

MINORITY INTERESTS                                       (3,806)         (2,954)         (5,894)         (9,685)
                                                   ------------    ------------    ------------    ------------
LOSS BEFORE ACCOUNTING CHANGE                           (17,222)         (3,412)        (16,833)         (5,394)

CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE (NOTE 11)                        --              --          (9,509)             --
                                                   ------------    ------------    ------------    ------------
NET LOSS                                           $    (17,222)   $     (3,412)   $    (26,342)   $     (5,394)
                                                   ============    ============    ============    ============

BASIC AND DILUTED LOSS PER SHARE
   Loss before change in accounting                $      (1.67)   $      (0.33)   $      (1.63)   $      (0.52)
   Change in accounting principle                            --              --           (0.92)             --
                                                   ------------    ------------    ------------    ------------
   Net loss per share                              $      (1.67)   $      (0.33)   $      (2.55)   $      (0.52)
                                                   ============    ============    ============    ============



         See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                        (AMOUNTS IN THOUSANDS, UNAUDITED)



                                                               Common stock          Treasury stock
                                                           --------------------   --------------------       Additional
                                                            Shares      Amount     Shares      Amount     paid-in capital
                                                           --------    --------   --------    --------    ---------------
BALANCE AT DECEMBER 31, 2000                                 11,443    $    114     (1,103)   $ (4,306)     $     17,754

Comprehensive loss:

  Net loss                                                       --          --         --          --                --

  Cumulative effect of change in accounting principle            --          --         --          --                --


Comprehensive loss

Amortization of restricted common stock                          --          --         --          --                --
                                                           --------    --------   --------    --------      ------------
BALANCE AT JUNE 30, 2001                                     11,443    $    114     (1,103)   $ (4,306)     $     17,754
                                                           ========    ========   ========    ========      ============


                                                              Deferred
                                                            compensation    Accumulated
                                                           on restricted   comprehensive    Accumulated
                                                               shares           loss          deficit       Total
                                                           -------------   -------------   ------------    --------
BALANCE AT DECEMBER 31, 2000                               $       (177)   $     (9,509)   $    (27,409)   $(23,533)

Comprehensive loss:

  Net loss                                                           --              --         (26,342)    (26,342)

  Cumulative effect of change in accounting principle                --           9,509              --       9,509
                                                                                                           --------

Comprehensive loss                                                                                          (16,833)

Amortization of restricted common stock                             177              --              --         177
                                                           ------------    ------------    ------------    --------
BALANCE AT JUNE 30, 2001                                   $         --    $         --    $    (53,751)   $(40,189)
                                                           ============    ============    ============    ========





         See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (AMOUNTS IN THOUSANDS, UNAUDITED)

                                                                              For the             For the
                                                                           Six Months Ended    Six Months Ended
                                                                             June 30, 2001       June 30, 2000
                                                                           ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                    $    (26,342)       $     (5,394)
 Adjustments to reconcile net loss
  to net cash (used in) provided by operating activities:
   Depreciation                                                                    13,583              11,334
   Amortization                                                                     3,504               6,896
   Provision for deferred income taxes                                             (7,466)             (3,844)
   Equity in income of unconsolidated subsidiaries                                (15,109)             (5,196)
   Change in fair value of Magellan warrants                                       (7,814)                 --
   Impairment loss on assets                                                       11,850                  --
   Cumulative effect of change in accounting principle                              9,509                  --
   Minority interests                                                               5,894               9,685
   Gain on sale of property and equipment                                            (884)             (2,244)
   Loss (gain) on sale of investments                                                 406              (1,563)
   Changes in assets and liabilities, net of effects from acquisitions:
     Accounts receivable                                                           13,932              (4,569)
     Inventories                                                                    5,844                (181)
     Prepaid expenses and current assets                                           (2,878)             (7,710)
     Real estate                                                                 (135,664)            (20,190)
     Other assets                                                                      97                 355
     Accounts payable and accrued expenses                                        (15,332)            (16,510)
     Accounts payable and accrued expenses - CEI                                   24,297              11,008
     Deferred revenue, current and noncurrent                                      13,830              44,455
     Other liabilities                                                              1,049                 200
                                                                             ------------        ------------
       Net cash (used in) provided by operating activities                       (107,694)             16,532

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of business interests, net of cash acquired                               --                (579)
 Acquisition of business interests by
   Controlled Subsidiaries, net of cash acquired                                       --              (1,047)
 Disposition of business interest by
   Controlled Subsidiary, net of cash transferred                                 (17,677)                 --
 Purchases of property and equipment                                              (18,841)            (31,699)
 Proceeds from sale of investments                                                     --               2,443
 Proceeds from sale of property and equipment                                       6,673              16,023
 Net proceeds from sale and collection of notes receivable                          2,372               6,511
 Net distributions from investments                                                 2,494               2,058
 Distributions from investments of Controlled Subsidiaries                         15,295               2,212
 Contributions to investments of Controlled Subsidiaries                           (4,455)             (2,550)
                                                                             ------------        ------------
       Net cash used in investing activities                                      (14,139)             (6,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds of long-term debt                                                       217,092             119,138
 Payments on long-term debt                                                      (111,019)            (56,731)
 Proceeds of long-term debt - CEI                                                      --               3,361
 Payments on long-term debt - CEI                                                    (241)            (54,549)
 Capital contributions by minority interests                                        4,311              18,768
 Distributions to minority interests                                              (13,240)            (29,375)
 Other                                                                                 --              (4,013)
                                                                             ------------        ------------
       Net cash provided by (used in) financing activities                         96,903              (3,401)
                                                                             ------------        ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (24,930)              6,503

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     62,078              39,017
                                                                             ------------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $     37,148        $     45,520
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and related footnotes of the Company for the fiscal year ended December 31, 2000 included in the Company's Form 10-K, as well as, in conjunction with the Company's previously filed Form 10-Qs. The Company's auditors report included on the financial statements included in its 2000 Annual Report on Form 10-K expressed substantial doubt about the Company's ability to continue to operate as a going concern (see Note 2). In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated unaudited interim financial statements have been included and all significant intercompany balances and transactions have been eliminated. Certain prior period information has been reclassified to conform to current period presentation. Due to seasonal fluctuations, operating results for interim periods reflected are not necessarily indicative of the results that may be expected for a full fiscal year.

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

          o A 60% general partner interest in COPI Colorado, L.P. ("COPI Colorado") which owns 10% of Crescent Resort Development, Inc., formerly Crescent Development Management Corp. ("CDMC"). The 10% interest in CDMC represents 100% of the voting stock, and therefore, CDMC is consolidated into COPI Colorado.

     o Subsidiaries which the Company reports on the equity method of accounting:
          o A 52.5% interest in The Woodlands Operating Company, L.P. ("Woodlands Operating" or "TWOC") which is controlled by a four member committee of which the Company controls two positions;
          o A 40% interest in Vornado Crescent Logistics Operating Partnership ("AmeriCold Logistics"); and
          o A 1% interest in each of Crescent CS Holdings Corporation ("CS I") and Crescent CS Holdings II Corporation ("CS II"), (collectively, "Temperature Controlled Logistics Partnerships" or "TCLP") (sold in 2000).

     o A 15.8% common and 21.1% preferred interest in Transportal Network, Inc. ("Transportal Holding"), which has a 76% interest in Transportal Network LLC ("Transportal"), all of which the Company reports on the cost method of accounting (abandoned during 2000).

2. RECENT DEVELOPMENTS:

RESTRUCTURING OF CRESCENT OPERATING

On December 17, 1999, President Clinton signed into law the REIT Modernization Act, which became effective on January 1, 2001, and contains a provision that permits real estate investments trusts ("REITs"), such as Crescent Equities, to own and operate certain types of investments that are currently owned and operated by Crescent Operating, specifically the Hospitality and Land Development segments. As a result, Crescent Equities can retain business opportunities it would otherwise offer to the Company pursuant to the Intercompany Agreement. Crescent Operating has been in negotiations with Crescent Equities regarding corporate restructuring alternatives which include the sale of the Company's Hospitality and Land Development segments to Crescent Equities.

On June 28, 2001, the Company entered into a definitive agreement (the "Sale Agreement") with Crescent Partnership for the sale by Crescent Operating and its subsidiaries of all the business assets in its hospitality segment, and all of the shares of stock of its subsidiary corporations in its land development segment to Crescent Partnership for aggregate consideration of $78.4 million. In addition, Crescent Operating and its subsidiary, Crescent Machinery Company, L.P. ("CMC LP") entered into a definitive agreement (the "Capital Agreement") with Crescent Equipment Holdings, LLC ("CEH"), an affiliate of Crescent Equities, and SunTx CMLP, Inc. ("SunTx") for the infusion of $29.0 million of capital into CMC LP in exchange for the issuance by CMC LP of preferred partnership interests to affiliates of Crescent Equities and SunTx. The provisions of the Sale Agreement and the Capital Agreement are summarized below and will be fully discussed in the Company's Proxy Statement for the Company's 2001 Annual Meeting which will be distributed to shareholders for approval of the transactions.

As part of the Sale Agreement, the Intercompany Agreement between Crescent Operating and Crescent Partnership will be terminated and Crescent Operating will sell to Crescent Equities, or its subsidiaries, investments within Crescent Operating's Hospitality and Land Development segments for a total consideration of $78.4 million, comprised of:

o The sale of Crescent Operating's lease interests in Sonoma Mission Inn & Spa, Ventana Inn & Spa, Hyatt Regency Beaver Creek, Canyon Ranch-Tucson, Canyon Ranch-Lenox, Denver Marriott City Center, Hyatt Regency Albuquerque and Renaissance Houston for $37.8 million.

o The sale of Crescent Operating's 52.5% partnership interest in Woodlands Operating, and 100% of the voting common stock of Desert Mountain Development, Landco and CDMC for $40.6 million.

The consideration paid by Crescent Partnership for the assets and stock purchased under the Sale Agreement will be in the form of a cancellation of accounts payable and certain debt owed to Crescent Partnership by Crescent Operating or its subsidiaries. It is expected that Crescent Operating's debt remaining will include a $16.8 million note payable to Crescent Partnership related to the 40% ownership interest in AmeriCold Logistics, which interest Crescent Operating will retain following the transactions. Upon closing of the transactions under the Sale Agreement and the Capital Agreement, the Company's debt, as reported in this Form 10-Q, of approximately $546.7 million will be reduced to approximately $129.4 million, which, coupled with the equity infusion, should provide adequate liquidity to maintain and grow the Company. Crescent Operating plans to reduce the remaining debt following the close of the Sale Agreement and the Capital Agreement transactions through a future rights offering to existing shareholders of its common stock. This notice does not constitute an offer of any securities for sale. Closing of the transactions is scheduled to occur following approval by the shareholders of Crescent Operating, and is subject to the receipt of all necessary third party consents and other customary closing conditions.

Following the completion of the assets and stock sales transaction noted above, CMC LP, as successor by merger to Crescent Machinery, will become the primary remaining investment of Crescent Operating. The $29.0 million of capital generated under the Capital Agreement is comprised of:

o An investment by SunTx of $19.0 million to acquire (i) a convertible redeemable preferred partnership interest in CMC LP which is convertible into common partnership interests in CMC LP and is exchangeable into Crescent Operating common stock, subject to certain conditions, at $0.70 per share and earns a 6% paid-in-kind dividend for three years, payable upon conversion or exchange and (ii) warrants for the purchase of 2.8 million shares of Crescent Operating common stock at a future date.

o An investment by CEH of $10.0 million, which is senior to the SunTx investment, to acquire a convertible redeemable preferred partnership interest in CMC LP which is convertible into common partnership interests in CMC LP and is exchangeable into Crescent Operating common stock, subject to certain conditions, at $1.75 per share and earns a 9% paid-in-kind dividend for as long as the amount is outstanding, payable upon conversion or exchange.

Under the Capital Agreement, the Company agreed upon a value for its investment in CMC LP. Such agreed upon value served as an indicator to the Company that the potential existed for the impairment of certain assets as it relates to its current investment in Crescent Machinery. As required under Statement of Financial Accounting Standards No. 121, using all information available, the Company determined that certain assets within Crescent Machinery have carrying values which exceed the estimated undiscounted cash flows of those assets. As a result, the Company recorded an adjustment of $11.9 million as "impairment loss on assets" in the Company's results from operations for the second quarter of 2001. The Company will continue to evaluate the assets within Crescent Machinery for impairment and adjust such carrying values as necessary.

As contemplated by the Capital Agreement, the Company also plans to offer approximately $15.0 million of additional common shares to its common shareholders in a rights offering that is expected to take place in late 2001. The rights offering, pursuant to which the Company plans to offer approximately
20.0 million common shares at a price estimated at $0.75 per share, generally will be made available to all holders of the Company's common shares in proportion to their ownership of shares. No record date has yet been set for the offering, which is subject to the filing and effectiveness of an appropriate registration statement with the Securities and Exchange Commission. This notice does not constitute an offering of any securities for sale.

If a successful restructuring is not completed and/or significant new equity is not obtained, it is likely that the Company would be unable to meet its financial obligations in a timely manner. The Company has modified certain debt agreements with Crescent Partnership to (i) defer principal and interest payments until the earlier of October 31, 2001 or the close of the transaction contemplated by the Sale Agreement and (ii) cease the accrual of interest on certain debt instruments as of May 1, 2001. Interest payments and hospitality related rent payments accrued but deferred as of June 30, 2001 totaled approximately $8.5 million and $27.2 million, respectively. If a restructuring of the Company as now contemplated by the Company's management and/or a significant infusion of equity is successfully completed, the Company believes that it will be able to meet its capital requirements during 2001. Based on the above, the Company's auditors report on the financial statements included in its 2000 Annual Report on Form 10-K expressed substantial doubt about the Company's ability to continue to operate as a going concern.

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

3. INVESTMENTS:

Investments consisted of the following (amounts in thousands):

                                                          June 30, 2001   December 31, 2000
                                                          -------------   -----------------

  Investment in Landevco ..............................   $     51,634      $     44,027
  Investment in Magellan warrants .....................         10,806             2,992
  Investment in CDMC projects .........................          8,164             8,170
  Investment in CR License ............................          5,485             5,485
  Investment in CR Las Vegas ..........................          2,850             5,305
  Investment in AmeriCold Logistics ...................             --             4,417
                                                          ------------      ------------
                                                          $     78,939      $     70,396
                                                          ============      ============

Investment income consisted of the following (amounts in thousands):

                                                               Three months ended            Six months ended
                                                                 June 30, 2001                 June 30, 2001
                                                          ---------------------------    -------------------------

  Equity in income of Landevco ........................         $     15,197                   $     18,130
  Change in fair value of Magellan warrants ...........                3,393                          7,814
  Equity in income of TWOC ............................                1,444                          2,494
  Equity in income of CDMC projects ...................                  839                          1,119
  Equity in loss of CRL ...............................                   --                         (2,217)
  Equity in loss of AmeriCold Logistics ...............               (3,076)                        (4,417)
                                                                ------------                   ------------
                                                                $     17,797                   $     22,923
                                                                ============                   ============

A summary of financial information for the Company's investments in AmeriCold Logistics and TWOC, which are significant unconsolidated investments, is presented below (amounts in thousands).

                                                                  AmeriCold Logistics                         TWOC
                                                   ---------------------------------------   --------------------------------------
                                                   Three months ended     Six months ended   Three months ended    Six months ended
                                                     June 30, 2001          June 30, 2001       June 30, 2001        June 30, 2001
                                                   ------------------     ----------------   ------------------    ----------------

   Revenues ......................................   $      155,513        $      314,501      $       23,716       $       45,935
   Gross profit ..................................   $        4,245        $       11,905      $        2,012       $        3,448
   Net income (loss) .............................   $      (10,046)       $      (13,398)     $        2,014       $        3,453

   Crescent Operating's equity
      in income (loss) of subsidiary .............   $       (3,076)       $       (4,417)     $        1,444       $        2,494

AmeriCold Logistics is experiencing cash flow deficits which management of AmeriCold Logistics is currently addressing through sales of non-core assets and capital infusion by new investors.

At June 30, 2001, AmeriCold Logistics exercised its right, pursuant to the terms of its leases with the landlord, to defer payment of $3.9 million of rent, of which the Company's share is $1.6 million. At June 30, 2001, the Company's share of all of AmeriCold Logistics' deferred rent is $11.3 million.

4. INTANGIBLE ASSETS:

Intangible assets consisted of the following (amounts in thousands):

                                                      June 30, 2001  December 31, 2000
                                                     --------------  -----------------

Goodwill, net - Crescent Machinery ...............   $       12,317    $       14,011
Goodwill, net - Rosestar .........................            1,094             1,202
Goodwill, net - COPI Colorado ....................           14,559            45,077
Membership intangible, net - DMPLP ...............           27,145            28,550
                                                     --------------    --------------
                                                     $       55,115    $       88,840
                                                     ==============    ==============

5. LONG-TERM DEBT:

The Company's long-term debt facilities are composed of (i) corporate and wholly owned debt, and (ii) non wholly owned debt. Corporate and wholly owned debt relates to debt facilities at the Crescent Operating level or owed by entities which are owned 100% by Crescent Operating. Non wholly owned debt represents non-recourse debt owed by entities which are consolidated in the Company's financial statements but are not 100% owned by the Company; the Company's economic investment in these entities is 6% or less. The non wholly owned debt is secured by the operations of each individual subsidiary and is not guaranteed by Crescent Operating. Following is a summary of the Company's debt financing (amounts in thousands):

                                                                 June 30, 2001   December 31, 2000
                                                                --------------   -----------------

LONG-TERM DEBT - CORPORATE AND WHOLLY OWNED SUBSIDIARIES

Equipment notes payable to finance companies, bear interest
from 6.5% to 11.5%, due 2001 through 2011 (Crescent
Machinery) ..................................................   $       99,927     $      115,091

Floor plan debt payable, three to twelve month terms at 0%
interest (Crescent Machinery) ...............................            8,952             12,632

Line of credit payable to Crescent Partnership, interest at
9%, due May 2002 (COPI) .....................................           19,949             19,949

Line of credit payable to Crescent Partnership, interest at
12%, due May 2002 or five years after the last draw (COPI)...           17,727             17,727

Line of credit in the amount of $15.0 million payable to
Bank of America, interest at LIBOR plus 1%, due August 2001
(COPI) ......................................................           15,000             15,000

Note payable to Crescent Partnership, interest at 12%, due
through May 2002 (COPI) .....................................           14,247             14,247

Note payable to Crescent Partnership, interest at 12%, due
May 2002 (COPI) .............................................            9,276              9,276

Notes payable to the sellers of equipment companies,
weighted average interest of 7.6% at June 30, 2001 and
December 31, 2000, due 2001 through 2003 (COPI) .............            3,701              4,582

Notes payable to Crescent Partnership, weighted average
interest of 10.3% and 10.4% at June 30, 2001 and December
31, 2000, due 2003 through 2006 (Rosestar) ..................            1,356              1,596
                                                                --------------     --------------

Total debt - corporate and wholly owned subsidiaries ........          190,135            210,100
                                                                --------------     --------------


LONG-TERM DEBT - NON WHOLLY OWNED SUBSIDIARIES

Construction loans for various East West Resort Development
projects, interest at 6.5% to 10.8%, due through 2005 (CDMC) ...........          121,462           62,316

Junior note payable to Crescent Partnership, interest at 14%, due
December 2010 (DMPLP) ..................................................           59,000           59,000

Line of credit in the amount of $32.0 million payable to Crescent
Partnership, interest at 11.5%, due September 2008 (CDMC) ..............           54,556           32,155

Line of credit in the amount of $40.0 million payable to Crescent
Partnership, interest at 11.5%, due December 2006 (CDMC) ...............           51,299           33,903

Line of credit in the amount of $56.2 million payable to Crescent
Partnership, interest at 11.5%, due August 2004 (CDMC) .................           44,466           39,342

Line of credit in the amount of $40.0 million payable to National
Bank of Arizona, interest at prime to prime plus 1%, due June
2002 (DMPLP) ...........................................................           18,644            9,808

Line of credit in the amount of $7.0 million payable to Crescent
Partnership, interest at 12%, due August 2003 (CRL) ....................            7,000            7,000

Term note in the amount of $0.2 million payable to Crescent
Partnership, interest at 12%, due August 2003 (CRL) ....................              166              166

Line of credit in the amount of $22.9 million payable to Crescent
Partnership, interest at 12%, due January 2003 (CDMC) ..................               --           17,379

Note payable to Crescent Partnership, interest at 12%, due June
2005 (CDMC) ............................................................               --            2,348

                                                                           --------------   --------------

       Total debt - non wholly owned subsidiaries ......................          356,593          263,417
                                                                           --------------   --------------

       Total long-term debt ............................................   $      546,728   $      473,517
                                                                           ==============   ==============

Current portion of long-term debt - CEI ................................   $       63,720   $       17,023

Current portion of long-term debt ......................................           80,928           78,104

Long-term debt - CEI, net of current portion ...........................          215,322          242,666

Long-term debt, net of current portion .................................          186,758          135,724
                                                                           --------------   --------------

  Total long-term debt .................................................   $      546,728   $      473,517
                                                                           ==============   ==============

The Company has modified certain debt agreements with Crescent Partnership to
(i) defer principal and interest payments until the earlier of October 31, 2001 or the close of the transaction contemplated by the Sale Agreement and (ii) cease the accrual of interest on certain debt instruments as of May 1, 2001. Interest payments accrued but deferred as of June 30, 2001 of $8.5 million are included in accounts payable and accrued expenses - CEI within the Company's consolidated financial statements (see Note 2).

6. OTHER LIABILITIES:

Other liabilities consisted of the following (in thousands):

                                                    June 30, 2001   December 31, 2000
                                                   ---------------  -----------------
Deferred revenue ...............................   $        70,798   $        69,265
Straight line hospitality rent adjustment ......             3,957             3,677
                                                   ---------------   ---------------
                                                   $        74,755   $        72,942
                                                   ===============   ===============

7. EARNINGS PER SHARE:

Earnings per share ("EPS") is calculated as follows (in thousands, except per share data):

                                                       Three months ended                     Six months ended
                                               ----------------------------------    ----------------------------------
                                                June 30, 2001      June 30, 2000      June 30, 2001      June 30, 2000
                                               ---------------    ---------------    ---------------    ---------------

Net loss ...................................   $       (17,222)   $        (3,412)   $       (26,342)   $        (5,394)
                                               ===============    ===============    ===============    ===============

Weighted average shares (basic) ............            10,340             10,312             10,340             10,312

Effect of Dilutive Securities:
   Stock Options ...........................                --                 --                 --                 --
                                               ---------------    ---------------    ---------------    ---------------

Weighted average shares (diluted) ..........            10,340             10,312             10,340             10,312
                                               ===============    ===============    ===============    ===============

Net loss per share, basic and diluted ......   $         (1.67)   $         (0.33)   $         (2.55)   $         (0.52)
                                               ===============    ===============    ===============    ===============

The Company had 1,268,224 and 1,321,434 options for its common stock outstanding for each of the three and six months ended June 30, 2001 and each of the three and six months ended June 30, 2000, respectively, which were not included in the calculation of diluted EPS as they were anti-dilutive.

8. INCOME TAXES:

The table below shows the reconciliation of the federal statutory income tax rate to the effective tax rate.

                                                        Three months ended            Six months ended
                                                          June 30,  2001                June 30, 2001
                                                     ---------------------------  -------------------------

Federal statutory income tax rate ................                 35.0%                        35.0%
State income taxes, net of federal tax benefit ...                  5.0                          5.0
Minority interests ...............................                  4.1                          1.5
Change in valuation allowance ....................                (59.9)                      (101.8)
Other, net .......................................                 (0.7)                        (0.7)
                                                           ------------                 ------------
      Effective tax rate .........................                (16.5%)                      (61.0%)
                                                           ============                 ============

The Company generally provides for taxes using a 40% effective rate on the Company's share of income or loss. The Company increased its valuation allowance related to its consolidated tax group by $7.0 million in the second quarter of 2001 to offset a portion of the deferred tax assets for which the ultimate realization in future years is uncertain. Management believes that the remaining deferred tax asset will be realized due to tax planning strategies associated with an anticipated restructure (see Note 2).

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

                                                  Three months ended                   Six months ended
                                           --------------------------------    --------------------------------
                                            June 30, 2001     June 30, 2000     June 30, 2001     June 30, 2000
                                           --------------    --------------    --------------    --------------
Revenues:
   Equipment Sales and Leasing .........   $       29,251    $       38,427    $       58,791    $       74,674
   Hospitality .........................           53,924            66,429           119,292           138,639
   Temperature Controlled Logistics ....               --                --                --                --
   Land Development ....................           40,270            71,541           108,801           130,635
   Other ...............................               --                --                --                --
                                           --------------    --------------    --------------    --------------
   Total revenues ......................   $      123,445    $      176,397    $      286,884    $      343,948
                                           ==============    ==============    ==============    ==============

Net income (loss):
   Equipment Sales and Leasing .........   $       (9,023)   $         (588)   $      (11,424)   $       (1,772)
   Hospitality .........................           (3,113)             (690)           (3,153)            1,501
   Temperature Controlled Logistics ....           (1,848)             (843)           (2,663)           (2,809)
   Land Development ....................            1,145               553             1,862             1,281
   Other ...............................           (4,383)           (1,844)          (10,964)           (3,595)
                                           --------------    --------------    --------------    --------------
   Total net income (loss) .............   $      (17,222)   $       (3,412)   $      (26,342)   $       (5,394)
                                           ==============    ==============    ==============    ==============

                                            June 30, 2001   December 31, 2000
                                           --------------   -----------------
Identifiable assets:
   Equipment Sales and Leasing .........   $      175,596     $      192,151
   Hospitality .........................           37,748             44,810
   Temperature Controlled Logistics ....            4,390              8,829
   Land Development ....................          720,447            643,514
   Other ...............................           24,703             21,224
                                           --------------     --------------
   Total identifiable assets ...........   $      962,884     $      910,528
                                           ==============     ==============

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

To date, several lawsuits, all of which seek class action certification, have been filed against CBHS alleging violations of the WARN Act in the closing of certain healthcare facilities. Of those lawsuits, three also named Crescent Operating as a defendant, but two of those suits have since been dismissed. An additional suit seeking similar relief was also filed against Crescent Operating and other parties, but not CBHS, leaving two WARN Act suits pending against Crescent Operating. Under the automatic stay provisions of federal bankruptcy law, lawsuits against CBHS or its subsidiaries are stayed unless otherwise directed by the bankruptcy court, but the lawsuits against other defendants, including Crescent Operating, are not stayed automatically. With respect to the pending suits against Crescent Operating based on the closure by CBHS of facilities in 1999 and 2000, the Company believes that such actions are without basis under the WARN Act and should be dismissed; however, no assurance can be given that Crescent Operating will prevail.

In accordance with an agreement between Gerald Haddock and the Company, COPI Colorado redeemed the limited partnership interest of Mr. Haddock, the Company's former Chief Executive Officer and President, in January 2000. COPI Colorado paid Mr. Haddock approximately $2.6 million for his approximate 16.67% limited partner interest (determined from an independent appraisal of the value of COPI Colorado). Mr. Haddock has challenged the valuation performed by the independent appraiser and the procedures followed by the Company with respect to the redemption and valuation process. The Company believes that it has complied with all terms of the agreement as it relates to the liquidation of Mr. Haddock from the partnership. On February 7, 2001, the Company filed a lawsuit in the 141st Judicial Court of Tarrant County, Texas, seeking a declaratory judgment to assist in resolution of the Company's dispute with Mr. Haddock.

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

11. RECENT ACCOUNTING PRONOUNCEMENTS:

As of January 1, 2001, the Company was required to adopt SFAS No. 133, as amended by SFAS No. 138. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, provides that all derivative instruments be recognized as either assets or liabilities depending on the rights or obligations under the contract and that all derivative instruments be measured at fair value. Upon adoption, the Company was required to record the net comprehensive loss related to its investment in Magellan warrants as a charge in the statement of operations. Based on the value of the warrants on December 31, 2000, the Company expensed $9.5 million on January 1, 2001 as a cumulative effect of change in accounting principle. From January 1, 2001 forward, the Company will record changes in the fair value of these warrants in the statement of operations as investment income (loss). For the three and six months ended June 30, 2001, the Company recorded changes in the fair value of these warrants, as calculated using the Black-Scholes pricing model, as investment income of $3.4 million and $7.8 million, respectively, in the Company's statement of operations.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those the Company expects to achieve. The Company's management is currently actively involved in pursuing a strategic restructuring of the Company in an effort to alleviate the Company's liquidity issues. Any failure to complete such a restructuring of the Company would have a significant adverse effect on the Company and its expected results. Without corporate restructuring and/or infusion of significant equity, the Company will be unable to meet its financial obligations in a timely manner. Based on the above, the Company's auditors report included on the financial statements included in its 2000 Annual Report on Form 10-K expressed substantial doubt about the Company's ability to continue to operate as a going concern. Some of the other factors that might cause material variation from the expectations reflected in the forward-looking statements include:

     o the inability of the Company to pay its obligations to Crescent Partnership as they come due (certain payment obligations have been deferred until the earlier of October 31, 2001 or the close of the transaction contemplated by the Sale Agreement), which is probable in the absence of a successful restructuring of the Company or infusion of equity,

     o the inability of the Company to close the transactions contemplated by the Sale and Capital Agreements,

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

     o the underperformance or non-performance of the Company's existing business investments,

     o any unfavorable resolution of issues that relate to the bankruptcy petition of Charter Behavioral Health Systems, LLC ("CBHS"), including, but not limited to, judgments against the Company in respect of lawsuits instituted in connection with the closure of certain CBHS facilities prior to CBHS's filing bankruptcy, and

     o the impact of changes in the industries in which the Company's businesses and investments operate (including equipment sales and leasing, hospitality, temperature controlled logistics and land development) and the economic, demographic and other competitive conditions affecting those industries, the Company's cash flows and the value of the Company's investments,

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company is not obligated to update these forward-looking statements to reflect any future events or circumstances.

                                    OVERVIEW

Crescent Operating is a diversified management company that, through various subsidiaries and affiliates, currently operates primarily in four business segments: (i) Equipment Sales and Leasing, (ii) Hospitality, (iii) Temperature Controlled Logistics and (iv) Land Development. Within these segments the Company owned the following as of June 30, 2001:

o THE EQUIPMENT SALES AND LEASING SEGMENT consisted of a wholly owned interest in Crescent Machinery Company and its subsidiary ("Crescent Machinery"), a construction equipment sales, leasing and service company with 17 locations in six states.

o THE HOSPITALITY SEGMENT consisted of (i) the Company's lessee interests in Upscale Business Class Hotels which include the Denver Marriott City Center, the Hyatt Regency Albuquerque, and the Renaissance Hotel in Houston, Texas; and lessee interests in Destination Resort Properties which include the Hyatt Regency Beaver Creek, the Ventana Inn and Spa, the Sonoma Mission Inn and Spa, Canyon Ranch-Tucson and Canyon Ranch-Lenox (collectively, the "Hospitality Properties"), and (ii) a 5% economic interest in CRL Investments, Inc. ("CRL"), which has an investment in the Canyon Ranch Day Spa in the Venetian Hotel in Las Vegas, Nevada and participates in the future use of the "Canyon Ranch" name.

o THE TEMPERATURE CONTROLLED LOGISTICS SEGMENT consisted of a 40% interest in the operations of Vornado Crescent Logistics Operating Partnership ("AmeriCold Logistics"), which currently operates 99 refrigerated storage properties with an aggregate storage capacity of approximately 520 million cubic feet.

o THE LAND DEVELOPMENT SEGMENT consisted of (i) a 4.65% economic interest in Desert Mountain, a master planned, luxury residential and recreational community in northern Scottsdale, Arizona, (ii) a 52.5% general partner interest in The Woodlands Operating Company, L.P. ("Woodlands Operating"),
     (iii) a 2.475% economic interest in The Woodlands Land Development Company L.P. ("Landevco") and (iv) a 60% economic interest in COPI Colorado, L.P. ("COPI Colorado"), a company that has a 10% economic interest in Crescent Resort Development, Inc., formerly Crescent Development Management Corp. ("CDMC").

RESTRUCTURING OF CRESCENT OPERATING

On December 17, 1999, President Clinton signed into law the REIT Modernization Act, which became effective on January 1, 2001, and contains a provision that permits real estate investments trusts ("REITs"), such as Crescent Equities, to own and operate certain types of investments that are currently owned and operated by Crescent Operating, specifically the Hospitality and Land Development segments. As a result, Crescent Equities can retain business opportunities it would otherwise offer to the Company pursuant to the Intercompany Agreement. Crescent Operating has been in negotiations with Crescent Equities regarding corporate restructuring alternatives which include the sale of the Company's Hospitality and Land Development segments to Crescent Equities.

On June 28, 2001, the Company entered into a definitive agreement (the "Sale Agreement") with Crescent Partnership for the sale by Crescent Operating and its subsidiaries of all the business assets in its hospitality segment, and all of the shares of stock of its subsidiary corporations in its land development segment to Crescent Partnership for aggregate consideration of $78.4 million. In addition, Crescent Operating and its subsidiary, Crescent Machinery Company, L.P. ("CMC LP") entered into a definitive agreement (the "Capital Agreement") with Crescent Equipment Holdings, LLC ("CEH"), an affiliate of Crescent Equities, and SunTx CMLP, Inc. ("SunTx") for the infusion of $29.0 million of capital into CMC LP in exchange for the issuance by CMC LP of preferred partnership interests to affiliates of Crescent Equities and SunTx. The provisions of the Sale Agreement and the Capital Agreement are summarized below and will be fully discussed in the Company's Proxy Statement for the Company's 2001 Annual Meeting which will be distributed to shareholders for approval of the transactions.

As part of the Sale Agreement, the Intercompany Agreement between Crescent Operating and Crescent Partnership will be terminated and Crescent Operating will sell to Crescent Equities, or its subsidiaries, investments within Crescent Operating's Hospitality and Land Development segments for a total consideration of $78.4 million, comprised of:

o The sale of Crescent Operating's lease interests in Sonoma Mission Inn & Spa, Ventana Inn & Spa, Hyatt Regency Beaver Creek, Canyon Ranch-Tucson, Canyon Ranch-Lenox, Denver Marriott City Center, Hyatt Regency Albuquerque and Renaissance Houston for $37.8 million.

o The sale of Crescent Operating's 52.5% partnership interest in the Woodlands Operating, and 100% of the voting common stock of Desert Mountain Development Corporation, The Woodlands Land Company, Inc. and CDMC for $40.6 million.

The consideration paid by Crescent Partnership for the assets and stock purchased under the Sale Agreement will be in the form of a cancellation of accounts payable and certain debt owed to Crescent Partnership by Crescent Operating or its subsidiaries. It is expected that Crescent Operating's debt remaining will include a $16.8 million note payable to Crescent Partnership related to the 40% ownership interest in AmeriCold Logistics, which interest Crescent Operating will retain following the transactions. Upon closing of the transactions under the Sale Agreement and the Capital Agreement, the Company's debt, as reported in this Form 10-Q, of approximately $546.7 million will be reduced to approximately $129.4 million, which, coupled with the equity infusion, should provide adequate liquidity to maintain and grow the Company. Crescent Operating plans to reduce the remaining debt following the close of the Sale Agreement and the Capital Agreement transactions through a future rights offering to existing shareholders of its common stock. This notice does not constitute an offer of any securities for sale. Closing of the transactions is scheduled to occur following approval by the shareholders of Crescent Operating, and is subject to the receipt of all necessary third party consents and other customary closing conditions.

Following the completion of the assets and stock sales transaction noted above, CMC LP, as successor by merger to Crescent Machinery, will become the primary remaining investment of Crescent Operating. The $29.0 million of capital generated under the Capital Agreement is comprised of:

o An investment by SunTx of $19.0 million to acquire (i) a convertible redeemable preferred partnership interest in CMC LP which is convertible into common partnership interests in CMC LP and is exchangeable into Crescent Operating common stock, subject to certain conditions, at $0.70 per share and earns a 6% paid-in-kind dividend for three years, payable upon conversion or exchange and (ii) warrants for the purchase of 2.8 million shares of Crescent Operating common stock at a future date.

o An investment by CEH of $10.0 million, which is senior to the SunTx investment, to acquire a convertible redeemable preferred partnership interest in CMC LP which is convertible into common partnership interests in CMC LP and is exchangeable into Crescent Operating common stock, subject to certain conditions, at $1.75 per share and earns a 9% paid-in-kind dividend for as long as the amount is outstanding, payable upon conversion or exchange.

Under the Capital Agreement, the Company agreed upon a value for its investment in CMC LP. Such agreed upon value served as an indicator to the Company that the potential existed for the impairment of certain assets as it relates to its current investment in Crescent Machinery. As required under Statement of Financial Accounting Standards No. 121, using all information available, the Company determined that certain assets within Crescent Machinery have carrying values which exceed the estimated undiscounted cash flows of those assets. As a result, the Company recorded an adjustment of $11.9 million as "impairment loss on assets" in the Company's results from operations for the second quarter of 2001. The Company will continue to evaluate the assets within Crescent Machinery for impairment and adjust such carrying values as necessary.

As contemplated by the Capital Agreement, the Company also plans to offer approximately $15.0 million of additional common shares to its common shareholders in a rights offering that is expected to take place in late 2001. The rights offering, pursuant to which the Company plans to offer approximately
20.0 million common shares at a price estimated at $0.75 per share, generally will be made available to all holders of the Company's common shares in proportion to their ownership of shares. No record date has yet been set for the offering, which is subject to the filing and effectiveness of an appropriate registration statement with the Securities and Exchange Commission. This notice does not constitute an offering of any securities for sale.

If a successful restructuring is not completed and/or significant new equity is not obtained, it is likely that the Company would be unable to meet its financial obligations in a timely manner. The Company has modified certain debt agreements with Crescent Partnership to (i) defer principal and interest payments until the earlier of October 31, 2001 or the close of the transaction contemplated by the Sale Agreement and (ii) cease the accrual of interest on certain debt instruments as of May 1, 2001. Interest payments and hospitality related rent payments accrued but deferred as of June 30, 2001 totaled approximately $8.5 million and $27.2 million, respectively. If a restructuring of the Company as now contemplated by the Company's management and/or a significant infusion of equity is successfully completed, the Company believes that it will be able to meet its capital requirements during 2001. Based on the above, the Company's auditors report on the financial statements included in its 2000 Annual Report on Form 10-K expressed substantial doubt about the Company's ability to continue to operate as a going concern.

                       EQUIPMENT SALES AND LEASING SEGMENT


                                                Three months ended June 30,           Six months ended June 30,
                                             ---------------------------------    ---------------------------------
                                                  2001               2000              2001               2000
                                             --------------     --------------    --------------     --------------

Revenue:
   New and used equipment ................               41%                57%               45%                58%
   Rental equipment ......................               37%                25%               34%                23%
   Parts, service and supplies ...........               22%                18%               21%                19%
                                             --------------     --------------    --------------     --------------
Total revenue ............................              100%               100%              100%               100%

Expenses:
   Cost of sales:
        New and used equipment ...........               89%                87%               88%                87%
        Rental equipment .................               67%                54%               71%                59%
        Parts, service and supplies ......               64%                64%               63%                62%
                                             --------------     --------------    --------------     --------------
   Total cost of sales ...................               76%                75%               77%                76%

                                             --------------     --------------    --------------     --------------
   Gross profit ..........................               24%                25%               23%                24%

   Operating expenses ....................               27%                20%               26%                21%
                                             --------------     --------------    --------------     --------------

Income (loss) from operations ............               (3%)                5%               (3%)                3%
                                             ==============     ==============    ==============     ==============

EBITDA ...................................               (2%)               16%               (8%)               14%
                                             ==============     ==============    ==============     ==============

Equipment sales and leasing revenue decreased $15.9 million, or 21.3%, to $58.8 million for the six months ended June 30, 2001, compared with $74.7 million for the six months ended June 30, 2000. Net loss for the six months ended June 30, 2001 was $11.4 million as compared with net loss of $1.8 million for the six months ended June 30, 2000. The Company believes that the results for the six months ended June 30, 2001 are not necessarily indicative of the operating results expected for the full year, due to the seasonality of the business.

Earnings (loss) before interest expense, income taxes, depreciation and amortization ("EBITDA") for the Equipment Sales and Leasing segment for the six months ended June 30, 2001 was $(4.4) million (which includes an $11.9 million impairment loss on assets) as compared with EBITDA of $10.0 million for the six months ended June 30, 2000. Management believes that EBITDA can be a meaningful measure of operating performance, cash generation and the ability to service debt. However, EBITDA should not be considered as an alternative to: (i) net income (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity. There can be no assurance that the Company's EBITDA is comparable to similarly titled items reported by other companies.

In connection with the restructuring plan of Crescent Operating (see Overview - Restructuring of Crescent Operating), Crescent Machinery has been working in tandem with SunTx and Bain & Company,Inc. to develop a new business template that will be implemented under the leadership of Crescent Machinery's new chief executive, Eric E. Anderson. Mr. Anderson comes to Crescent Machinery immediately from serving as interim chief operating officer of a company in a turnaround situation in an unrelated industry. Mr. Anderson's previous experience also includes serving as chairman and chief executive officer of Aviall, Inc. (NYSE: AVL), a publicly traded aerospace distribution company, where he was instrumental in a successful turnaround in 1996.

Crescent Machinery's immediate business plan is focused on right-sizing the business and creating liquidity. This plan includes the reduction of operating costs and excess or underutilized assets. The new business strategy will focus on growth and achieving minimum standards for return on invested capital. Increasing the returns from Crescent Machinery's distribution and rental business will include a careful review of several key factors, including the business mix between the sale of equipment and various rental and service programs; evaluating the suppliers Crescent Machinery currently uses or may add in the future to maximize the equipment solutions Crescent Machinery offers its customers; standardizing best practices across all branch locations; and implementing new compensation programs that directly link pay to performance. Management believes that increased liquidity and new capital will provide Crescent Machinery the opportunity to grow its business. Crescent Machinery will also be evaluating opportunities to expand through acquisition or greenfield expansion to provide improved geographic coverage and additional product lines not presently included in the equipment sold or rented to customers.


                               HOSPITALITY SEGMENT

The following table sets forth certain information about the Hospitality Properties for the six months ended June 30, 2001 and 2000 (excluding the Four Seasons Hotel in Houston, Texas which was sold in November 2000). The information for the Hospitality Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch Ranch-Lenox, which are destination health and fitness resorts that measure performance based on available guest nights.



                                                           Rooms/
                                                           Guest
                                         Location          Nights
                                         --------       ------------
Upscale Business Class Hotels:
------------------------------
Denver Marriott City Center .......      Denver, CO              613
Hyatt Regency Albuquerque .........   Albuquerque, NM            395
Renaissance Houston ...............     Houston, TX              389
                                                        ------------
   Total/Weighted Average..........                            1,397
                                                        ============

Destination Resort Properties:
------------------------------
Hyatt Regency Beaver Creek(1) .....       Avon, CO               276
Sonoma Mission Inn & Spa ..........      Sonoma, CA              228
Ventana Inn & Spa .................     Big Sur, CA               62
Canyon Ranch-Tucson ...............      Tucson, AZ              250(2)
Canyon Ranch-Lenox ................      Lenox, MA               212(2)
                                                        ------------
   Total/Weighted Average .........                            1,028
                                                        ============


                                                          For the six months ended June 30,
                                       -------------------------------------------------------------------------
                                             Average                  Average                Revenue Per
                                          Occupancy Rate            Daily Rate              Available Room
                                       --------------------    ---------------------   -------------------------


                                          2001        2000        2001        2000          2001          2000
                                       --------    --------    ---------   ---------   -----------   -----------
Upscale Business Class Hotels:
------------------------------
Denver Marriott City Center .......          78%         84%   $     126   $     119   $        98   $       100
Hyatt Regency Albuquerque .........          70          70          106         105            75            74
Renaissance Houston ...............          65          68          117          98            76            67
                                       --------    --------    ---------   ---------   -----------   -----------
   Total/Weighted Average..........          72%         75%   $     118   $     110   $        85   $        83
                                       ========    ========    =========   =========   ===========   ===========

Destination Resort Properties:
------------------------------
Hyatt Regency Beaver Creek(1) .....          58%         68%   $     355   $     318   $       205   $       217
Sonoma Mission Inn & Spa ..........          63          73          285         287           179           211
Ventana Inn & Spa .................          72          74          400         428           288           314
Canyon Ranch-Tucson ...............
Canyon Ranch-Lenox ................
                                       --------    --------    ---------   ---------   -----------   -----------
   Total/Weighted Average .........          72%         79%   $     494   $     454   $       349   $       353
                                       ========    ========    =========   =========   ===========   ===========

(1) The hotel is undergoing a $6.9 million renovation of all guest rooms. The project is scheduled to be completed by the fourth quarter of 2001.

(2) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.

As of June 30, 2001, the Company had deferred a portion of its lease rental obligations on the Hospitality Properties; for additional information, see Liquidity and Capital Resources.

                    TEMPERATURE CONTROLLED LOGISTICS SEGMENT

The Company has a 40% economic interest in AmeriCold Logistics. The Company's share of pretax loss from AmeriCold Logistics for the three and six months ended June 30, 2001 was $3.1 million and $4.4 million, respectively. AmeriCold Logistics is experiencing cash flow deficits which management of AmeriCold Logistics is currently addressing through sales of non-core assets and capital infusion by new investors.

At June 30, 2001, AmeriCold Logistics exercised its right, pursuant to the terms of its leases with the Landlord, to defer payment of $3.9 million of rent, of which the Company's share is $1.6 million. At June 30, 2001, the Company's share of all of AmeriCold Logistics' deferred rent is $11.3 million.

On May 1, 2001, Alec C. Covington became the President and Chief Executive Officer of AmeriCold Logistics. Mr. Covington was formerly an Executive Vice President of SUPERVALU Inc. (NYSE: SVU) and President and Chief Operating Officer of the SUPERVALU food distribution companies division, which is the nation's largest distributor to grocery retailers having $17.0 billion of revenue and 34 distribution centers. Previously, Mr. Covington was the President and Chief Operating Officer of the wholesale division of Richfood Holdings, Inc. when it was acquired by SUPERVALU in the fall of 1999. He has more than 25 years of wholesale, retail and supply-chain management experience in the food industry.

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


                            LAND DEVELOPMENT SEGMENT

Net income for the Land Development Segment was $1.1 million and $1.9 million for the three and six months ended June 30, 2001, respectively. The Company's share of Desert Mountain Development's net loss for both the three and six months ended June 30, 2001 was $0.1 million. The Company's share of net income from both The Woodlands Land Company and WOCOI Investment Company for the three and six months ended June 30, 2001 was $1.3 million and $2.0 million, respectively. The Company's share of COPI Colorado's net loss for the three and six months ended June 30, 2001 was $0.1 million and less than $0.1 million, respectively.

The following table sets forth certain information as of June 30, 2001 relating to the active projects of the residential development properties in which the Company owns an interest.

                                                      Total
                                                    Lots/Units      Total            Average
                                      Total          Developed    Lots/Units       Closed Sale
                                    Lots/Units         Since        Closed          Price Per           Range of Proposed
  Land Development                   Planned         Inception  Since Inception    Lot/Unit(1)        Sale Prices Per Lot(2)
  ----------------                  ----------      ----------  ---------------   -------------      -----------------------

Desert Mountain ................          2,665          2,331          2,157     $  512,000(3)       $425,000-$3,000,000(3)
The Woodlands ..................         36,385         24,905         23,618     $   56,000           $14,000-$1,035,000
CDMC ...........................          2,587            827            651            N/A           $25,000-$4,545,000
                                   ------------   ------------   ------------

Total Land Development .........         41,637         28,063         26,426
                                   ============   ============   ============

(1)  Based on lots/units closed during the Company's ownership period.

(2)  Based on existing inventory of developed lots and lots to be developed.

(3)  Includes golf membership, which as of June 30, 2001 was $225,000.

                                      OTHER

As of January 1, 2001, the Company was required to adopt SFAS No. 133, as amended by SFAS No. 138. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, provides that all derivative instruments be recognized as either assets or liabilities depending on the rights or obligations under the contract and that all derivative instruments be measured at fair value. Upon adoption, the Company was required to record the net comprehensive loss related to its investment in Magellan warrants as a charge in the statement of operations. Based on the value of the warrants on December 31, 2000, the Company expensed $9.5 million on January 1, 2001 as a cumulative effect of change in accounting principle. From January 1, 2001 forward, the Company will record changes in the fair value of these warrants in the statement of operations as investment income (loss). For the three and six months ended June 30, 2001, the Company recorded changes in the fair value of these warrants, as calculated using the Black-Scholes pricing model, as investment income of $3.4 million and $7.8 million in the Company's statement of operations.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

                      SEGMENT FINANCIAL INFORMATION
                (Amounts in thousands, except share data)

The following is a summary of Crescent Operating's estimated financial information reported by segment for the three months ended June 30, 2001:

                                                       EQUIPMENT                     TEMPERATURE
                                                         SALES                        CONTROLLED
                                                      AND LEASING     HOSPITALITY     LOGISTICS
                                                     ------------    ------------    ------------

Revenues .........................................   $     29,251    $     53,924    $         --

Operating expenses ...............................         29,941          58,829               4
                                                     ------------    ------------    ------------
Income (loss) from operations ....................           (690)         (4,905)             (4)
                                                     ------------    ------------    ------------
Investment income (loss) .........................             --              --          (3,076)
                                                     ------------    ------------    ------------
Other (income) expense
      Interest expense ...........................          2,157             264              --
      Interest income ............................             (1)            (12)             --
      Impairment loss on assets ..................         11,850              --              --
      Other ......................................            243              --              --
                                                     ------------    ------------    ------------
Total other (income) expense .....................         14,249             252              --
                                                     ------------    ------------    ------------
Income (loss) before income taxes and
      minority interests .........................        (14,939)         (5,157)         (3,080)
Income tax provision (benefit) ...................         (5,916)            818          (1,232)
                                                     ------------    ------------    ------------
Income (loss) before minority interests ..........         (9,023)         (5,975)         (1,848)
Minority interests ...............................             --           2,862              --
                                                     ------------    ------------    ------------
Net income (loss) ................................   $     (9,023)   $     (3,113)   $     (1,848)
                                                     ============    ============    ============

Net income (loss) per share, basic and diluted ...   $      (0.87)   $      (0.30)   $      (0.18)
                                                     ============    ============    ============

EBITDA Calculation:(1)
      Net income (loss) ..........................   $     (9,023)   $     (3,113)   $     (1,848)
      Interest expense, net ......................          2,156              45             320
      Income tax provision (benefit) .............         (5,916)         (1,836)         (1,232)
      Depreciation and amortization ..............          5,020             339             904
                                                     ------------    ------------    ------------
EBITDA ...........................................   $     (7,763)   $     (4,565)   $     (1,856)
                                                     ============    ============    ============


                                                         LAND
                                                      DEVELOPMENT         OTHER          TOTAL
                                                      ------------    ------------    ------------

Revenues .........................................    $     40,270    $         --    $    123,445

Operating expenses ...............................          43,098             499         132,371
                                                      ------------    ------------    ------------
Income (loss) from operations ....................          (2,828)           (499)         (8,926)
                                                      ------------    ------------    ------------
Investment income (loss) .........................          17,480           3,393          17,797
                                                      ------------    ------------    ------------
Other (income) expense
      Interest expense ...........................           2,770             861           6,052
      Interest income ............................            (925)             13            (925)
      Impairment loss on assets ..................              --              --          11,850
      Other ......................................             (13)             (4)            226
                                                      ------------    ------------    ------------
Total other (income) expense .....................           1,832             870          17,203
                                                      ------------    ------------    ------------
Income (loss) before income taxes and
      minority interests .........................          12,820           2,024          (8,332)
Income tax provision (benefit) ...................           5,007           6,407           5,084
                                                      ------------    ------------    ------------
Income (loss) before minority interests ..........           7,813          (4,383)        (13,416)
Minority interests ...............................          (6,668)             --          (3,806)
                                                      ------------    ------------    ------------
Net income (loss) ................................    $      1,145    $     (4,383)   $    (17,222)
                                                      ============    ============    ============

Net income (loss) per share, basic and diluted ...    $       0.11    $      (0.43)   $      (1.67)
                                                      ============    ============    ============

EBITDA Calculation: (1)
      Net income (loss) ..........................    $      1,145    $     (4,383)   $    (17,222)
      Interest expense, net ......................             147             874           3,542
      Income tax provision (benefit) .............             793           6,407          (1,784)
      Depreciation and amortization ..............             289             (18)          6,534
                                                      ------------    ------------    ------------
EBITDA ...........................................    $      2,374    $      2,880    $     (8,930)
                                                      ============    ============    ============


(1) EBITDA represents earnings (loss) before interest, income taxes, depreciation and amortization. Amounts are calculated based on the Company's ownership percentage of the EBITDA components. Management believes that EBITDA can be a meaningful measure of the Company's operating performance, cash generation and ability to service debt. However, EBITDA should not be considered as an alternative to either: (i) net earnings (determined in accordance with generally accepted accounting principles ("GAAP")); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity. There can be no assurance that the Company's calculation of EBITDA is comparable to similarly titled items reported by other companies.

                      SEGMENT FINANCIAL INFORMATION
                (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The following is a summary of Crescent Operating's estimated financial information reported by segment for the six months ended June 30, 2001:

                                                            EQUIPMENT                     TEMPERATURE
                                                              SALES                        CONTROLLED
                                                           AND LEASING     HOSPITALITY      LOGISTICS
                                                          ------------    ------------    ------------
Revenues ..............................................   $     58,791    $    119,292    $         --

Operating expenses ....................................         60,761         124,136              21
                                                          ------------    ------------    ------------
Income (loss) from operations .........................         (1,970)         (4,844)            (21)
                                                          ------------    ------------    ------------
Investment income (loss) ..............................             --          (2,217)         (4,417)
                                                          ------------    ------------    ------------
Other (income) expense
      Interest expense ................................          4,690             506              --
      Interest income .................................             (6)            (38)             --
      Impairment loss on assets .......................         11,850              --              --
      Other ...........................................            337              --              --
                                                          ------------    ------------    ------------
Total other (income) expense ..........................         16,871             468              --
                                                          ------------    ------------    ------------
Income (loss) before income taxes,
      minority interests and accounting change ........        (18,841)         (7,529)         (4,438)
Income tax provision (benefit) ........................         (7,417)           (131)         (1,775)
                                                          ------------    ------------    ------------
Income (loss) before minority interests and
      accounting change ...............................        (11,424)         (7,398)         (2,663)
Minority interests ....................................             --           4,245              --
                                                          ------------    ------------    ------------
Income (loss) before accounting change ................        (11,424)         (3,153)         (2,663)
Cumulative effect of change in accounting principle ...             --              --              --
                                                          ------------    ------------    ------------
Net income (loss) .....................................   $    (11,424)   $     (3,153)   $     (2,663)
                                                          ============    ============    ============

Net income (loss) per share, basic and diluted ........   $      (1.11)   $      (0.30)   $      (0.26)
                                                          ============    ============    ============
EBITDA Calculation:(1)
      Net income (loss) ...............................   $    (11,424)   $     (3,153)   $     (2,663)
      Interest expense, net ...........................          4,684              62             596
      Income tax provision (benefit) ..................         (7,417)         (1,863)         (1,775)
      Depreciation and amortization ...................          9,717             678           1,779
                                                          ------------    ------------    ------------
EBITDA ................................................   $     (4,440)   $     (4,276)   $     (2,063)
                                                          ============    ============    ============

                                                              LAND
                                                           DEVELOPMENT       OTHER           TOTAL
                                                          ------------    ------------    ------------
Revenues ..............................................   $    108,801    $         --    $    286,884

Operating expenses ....................................        107,550             937         293,405
                                                          ------------    ------------    ------------
Income (loss) from operations .........................          1,251            (937)         (6,521)
                                                          ------------    ------------    ------------
Investment income (loss) ..............................         21,743           7,814          22,923
                                                          ------------    ------------    ------------
Other (income) expense
      Interest expense ................................          6,885           2,905          14,986
      Interest income .................................         (2,052)             19          (2,077)
      Impairment loss on assets .......................             --              --          11,850
      Other ...........................................           (652)             (4)           (319)
                                                          ------------    ------------    ------------
Total other (income) expense ..........................          4,181           2,920          24,440
                                                          ------------    ------------    ------------
Income (loss) before income taxes,
      minority interests and accounting change ........         18,813           3,957          (8,038)
Income tax provision (benefit) ........................          6,812           5,412           2,901
                                                          ------------    ------------    ------------
Income (loss) before minority interests and
      accounting change ...............................         12,001          (1,455)        (10,939)
Minority interests ....................................        (10,139)             --          (5,894)
                                                          ------------    ------------    ------------
Income (loss) before accounting change ................          1,862          (1,455)        (16,833)
Cumulative effect of change in accounting principle ...             --          (9,509)         (9,509)
                                                          ------------    ------------    ------------
Net income (loss) .....................................   $      1,862    $    (10,964)   $    (26,342)
                                                          ============    ============    ============

Net income (loss) per share, basic and diluted ........   $       0.18    $      (1.06)   $      (2.55)
                                                          ============    ============    ============
EBITDA Calculation:(1)
      Net income (loss) ...............................   $      1,862    $    (10,964)   $    (26,342)
      Interest expense, net ...........................            358           2,924           8,624
      Income tax provision (benefit) ..................          1,287           5,412          (4,356)
      Depreciation and amortization ...................            625             (35)         12,764
                                                          ------------    ------------    ------------
EBITDA ................................................   $      4,132    $     (2,663)   $     (9,310)
                                                          ============    ============    ============

(1) EBITDA represents earnings (loss) before interest, income taxes, depreciation and amortization. Amounts are calculated based on the Company's ownership percentage of the EBITDA components. Management believes that EBITDA can be a meaningful measure of the Company's operating performance, cash generation and ability to service debt. However, EBITDA should not be considered as an alternative to either: (i) net earnings (determined in accordance with generally accepted accounting principles ("GAAP")); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity. There can be no assurance that the Company's calculation of EBITDA is comparable to similarly titled items reported by other companies.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001, COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

REVENUES

Total revenue decreased $53.0 million, or 30.0%, to $123.4 million for the three months ended June 30, 2001, compared with $176.4 million for the three months ended June 30, 2000. Total revenue decreased $57.0 million, or 16.6%, to $286.9 million for the six months ended June 30, 2001, compared with $343.9 million for the six months ended June 30, 2000. The decrease in total revenue is attributable to the factors discussed in the following paragraphs.

Equipment Sales and Leasing Segment

Equipment sales and leasing revenue decreased $9.1 million, or 23.7%, to $29.3 million for the three months ended June 30, 2001, compared with $38.4 million for the three months ended June 30, 2000. Equipment sales and leasing revenue decreased $15.9 million, or 21.3%, to $58.8 million for the six months ended June 30, 2001, compared with $74.7 million for the six months ended June 30, 2000. Significant components of the three month decrease were:

o a decrease of $9.6 million in new and used equipment sales in the second quarter of 2001 as compared to the corresponding period in 2000 primarily due to lower sales volume as a result of the slowing economy and the closing of its Franklin, Indiana location in January 2001; and

o a decrease in parts, service and supplies revenue of $0.8 million in the second quarter of 2001 as compared to the corresponding period in 2000 primarily due to decreased demand for maintenance and repair work; partially offset by

o an increase in rental revenue of $1.2 million in the second quarter of 2001 as compared to the corresponding period in 2000 primarily due to increased rates and utilization of the rental fleet.


Significant components of the six month decrease were:


o a decrease of $16.9 million in new and used equipment sales for the first six months of 2001 as compared to the corresponding period in 2000 primarily due to unusually high sales volumes in March 2000, lower sales volume in 2001 as a result of the slowing economy, the closing of its Franklin, Indiana location in January 2001, and adverse weather conditions in certain markets in the first quarter of 2001; and

o a decrease in parts, service and supplies revenue of $1.8 million in the second quarter of 2001 as compared to the corresponding period in 2000 primarily due to decreased demand for maintenance and repair work; partially offset by

o an increase in rental revenue of $2.8 million in the second quarter of 2001 as compared to the corresponding period in 2000 primarily due to increased rates and utilization of the rental fleet.


Hospitality Segment


Hospitality revenue decreased $12.5 million, or 18.8%, to $53.9 million for the three months ended June 30, 2001, compared with $66.4 million for the three months ended June 30, 2000. Revenues decreased $19.3 million, or 13.9%, to $119.3 million for the six months ended June 30, 2001, compared with $138.6 million for the six months ended June 30, 2000. Significant components of the three month decrease were:

o no revenues at the Four Seasons Hotel in Houston for the three months ended June 30, 2001 due to the sale of the hotel on November 3, 2000 as compared to revenues of $9.8 million for the three months ended June 30, 2000;

o decreased revenues of $3.5 million from the Denver Marriot, the Hyatt Regency Beaver Creek and Sonoma Mission Inn due primarily to decreased occupancy as a result of weaker market conditions in the second quarter of 2001 as compared to the corresponding period in 2000; partially offset

o increased revenues of $0.8 million from the Renaissance Hotel due primarily to increased occupancy and rates in the second quarter of 2001 as compared to the corresponding period in 2000.

Significant components of the six month decrease were:

o no revenues at the Four Seasons Hotel in Houston for the six months ended June 30, 2001 due to the sale of the hotel on November 3, 2000 as compared to revenues of $19.9 million for the six months ended June 30, 2000;

o decreased revenues of $3.1 million from the Denver Marriot, the Hyatt Regency Beaver Creek and Sonoma Mission Inn due primarily to decreased occupancy as a result of weaker market conditions for the six months ended June 30, 2001 as compared to the corresponding period in 2000; partially offset

o increased revenues of $3.3 million from the Renaissance Hotel, Canyon Ranch-Tucson and Canyon Ranch-Lenox due primarily to increased rates for the six months ended June 30, 2001 as compared to the corresponding period in 2000.

Land Development Segment

Land development revenue, which represents revenue from Desert Mountain Development and COPI Colorado prior to the elimination of the minority interests, decreased $31.2 million, or 43.6%, to $40.3 million for the three months ended June 30, 2001, compared with $71.5 million for the three months ended June 30, 2000. Revenues decreased $21.8 million, or 16.7%, to $108.8 million for the six months ended June 30, 2001, compared with $130.6 million for the six months ended June 30, 2000. Significant components of the three month decrease were:

o a $25.7 million decrease in revenue from Desert Mountain Development for the three months ended June 30, 2001 as compared to the corresponding period in 2000 due to weaker market conditions resulting in fewer number of lots and homes being sold; and

o a $5.5 million decrease in revenue from COPI Colorado for the three months ended June 30, 2001 as compared to the corresponding period in 2000, primarily due to dispositions of property management subsidiaries at the end of the first quarter 2001.

Significant components of the six month decrease were:

o a $40.9 million decrease in revenue from Desert Mountain Development for the six months ended June 30, 2001 as compared to the corresponding period in 2000 due to weaker market conditions resulting in fewer number of lots and homes being sold; partially offset by

o a $19.1 million increase in revenue from COPI Colorado for the six months ended June 30, 2001 as compared to the corresponding period in 2000, primarily due to an increase in real estate sales primarily due to the sale of condominiums and townhomes at projects which were under construction during the six months ended June 30, 2000.

OPERATING EXPENSES

Total operating expenses decreased $38.4 million, or 22.5%, to $132.4 million for the three months ended June 30, 2001, compared with $170.8 million for the three months ended June 30, 2000. Total operating expenses decreased $37.0 million, or 11.2%, to $293.4 million for the six months ended June 30, 2001, compared with $330.4 million for the six months ended June 30, 2000. The decrease in total operating expenses is attributable to the factors discussed in the following paragraphs.

Equipment Sales and Leasing Segment

Equipment sales and leasing expenses decreased $6.7 million, or 18.3%, to $29.9 million for the three months ended June 30, 2001, compared with $36.6 million for the three months ended June 30, 2000. Equipment sales and leasing expenses decreased $11.5 million, or 15.9%, to $60.8 million for the six months ended June 30, 2001, compared with $72.3 million for the six months ended June 30, 2000. Significant components of the three month decrease were:

o an $8.2 million decrease in new and used equipment expenses for the three months ended June 30, 2001 as compared to the corresponding period in 2000 as a result of a decrease in new and used equipment sales for the same period; partially offset by

o a $2.1 million increase in rental expenses for the three months ended June 30, 2001 as compared to the corresponding period in 2000 primarily due to an increase in rental inventory resulting in increased depreciation expense as well as increased maintenance costs on the rental fleet.


Significant components of the six month decrease were:


o a $14.3 million decrease in new and used equipment expenses for the six months ended June 30, 2001 as compared to the corresponding period in 2000 as a result of a decrease in new and used equipment sales for the same period; partially offset by

o a $4.0 million increase in rental expenses for the six months ended June 30, 2001 as compared to the corresponding period in 2000 primarily due to an increase in rental inventory resulting in increased depreciation expense, increased maintenance costs on the rental fleet as well as an increase in lease costs associated with a portion of its re-rental revenue.


Hospitality Segment

Hospitality expenses decreased $8.7 million, or 12.9%, to $58.8 million for the three months ended June 30, 2001, compared with $67.5 million for the three months ended June 30, 2000. Expenses decreased $13.5 million, or 9.8%, to $124.1 million for the six months ended June 30, 2001, compared with $137.6 million for the six months ended June 30, 2000. Significant components of the three month decrease were:

o a decrease in rent and expenses in the amount of $1.8 million consistent with decreased revenues generated by certain of the Hospitality Properties as a result of decreased occupancy during the three months ended June 30, 2001 as compared to the corresponding period in 2000; and

o no rent or expenses associated with the Four Seasons Hotel in Houston for the three months ended June 30, 2001 due to the sale of the hotel on November 3, 2000 as compared to rent and expenses of $9.1 million for the three months ended June 30, 2000; partially offset by

o additional rent in the amount of $0.7 million for the three months ended June 30, 2001 as compared to the corresponding period in 2000 due to increased base rent as a result of capital expenditures made at certain of the hotels.


Significant components of the six month decrease were:


o additional rent and expenses in the amount of $0.8 million consistent with decreased revenues generated by certain of the Hospitality Properties as a result of decreased occupancy during the six months ended June 30, 2001 as compared to the corresponding period in 2000; and

o no rent or expenses associated with the Four Seasons Hotel in Houston for the six months ended June 30, 2001 due to the sale of the hotel on November 3, 2000 as compared to rent and expenses of $18.1 million for the six months ended June 30, 2000; partially offset by

o additional rent in the amount of $1.5 million for the six months ended June 30, 2001 as compared to the corresponding period in 2000 due to increased base rent as a result of capital expenditures made at certain of the hotels.


Land Development Segment

Land development expenses, which primarily represent operating costs incurred by Desert Mountain Development and COPI Colorado prior to the elimination of the minority interests, decreased $22.7 million, or 34.5%, to $43.1 million for the three months ended June 30, 2001, compared with $65.8 million for the three months ended June 30, 2000. Expenses decreased $11.0 million, or 9.3%, to $107.6 million for the six months ended June 30, 2001, compared with $118.6 million for the six months ended June 30, 2000. Significant components of the three month decrease were:

o a $16.9 million decrease in expenses incurred by Desert Mountain Development during the three months ended June 30, 2001 as compared to the corresponding period in 2000 primarily due to lower costs associated with decreased home and lot sales; and

o a $5.7 million decrease in expenses incurred by COPI Colorado during the three months ended June 30, 2001 as compared to the corresponding period in 2000, primarily due dispositions of property management subsidiaries at the end of the first quarter 2001.


Significant components of the six month decrease were:


o a $30.9 million decrease in expenses incurred by Desert Mountain Development during the six months ended June 30, 2001 as compared to the corresponding period in 2000 primarily due to lower costs associated with decreased home and lot sales; partially offset by

o a $20.0 million increase in expenses incurred by COPI Colorado during the six months ended June 30, 2001 as compared to the corresponding period in 2000, primarily due to the higher costs associated with the increase in real estate revenues, and to higher marketing and overhead expenses.


Corporate General and Administrative Expenses

Corporate general and administrative expenses totaled $0.5 and $1.0 million for the three and six months ended June 30, 2001, respectively, as compared to $1.0 and $2.0 million for the three and six months ended June 30, 2000. These expenses consisted of general corporate overhead costs, such as legal and accounting costs, insurance costs and corporate salaries. The decrease for the six months ended June 30, 2001 compared to the same period in 2000 is primarily attributable to a decrease in the number or corporate employees in 2001 and to transaction costs of approximately $0.5 million incurred by the Company in the first half of 2000 in conjunction with the negotiation of the asset purchase agreement with CBHS which did not recur in 2001.

INVESTMENT INCOME

Investment income increased $16.5 million or 1,269%, to $17.8 million for the three months ended June 30, 2001, compared with $1.3 million for the three months ended June 30, 2000. Significant components of the increase were:

o an increase in equity in income of Landevco in the amount of $11.7 million primarily due to increased residential and commercial land sales;

o    a decrease in equity in loss of CRL in the amount of $2.0 million; and

o investment income in the amount of $3.4 million realized from the increase in the fair value of the Company's Magellan warrants which is recorded in the statement of operations effective January 1, 2001 as required under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Investment income increased $16.1 million, or 237%, to $22.9 million, for the six months ended June 30, 2001, compared with $6.8 million for the six months ended June 30, 2000. Significant components of the increase were:

o an increase in equity in income of Landevco in the amount of $9.2 million primarily due to increased residential and commercial land sales;

o a decrease in equity in loss of AmeriCold Logistics in the amount of $0.7 million; and

o investment income in the amount of $7.8 million realized from the increase in the fair value of the Company's Magellan warrants which is recorded in the statement of operations effective January 1, 2001 as required under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; partially offset by

o the one-time gain on sale of the Houston Center Athletic Club of $1.6 million that occurred during the six months ended June 30, 2000.

OTHER (INCOME) EXPENSE

Other (income) expense increased $9.7 million, or 129%, to $17.2 million for the three months ended June 30, 2001, compared with $7.5 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, other (income) expense increased $9.6 million, or 64.9%, to $24.4 million, compared with $14.8 million for the six months ended June 30, 2000. The increase for both the three and six months ended June 30, 2001 is primarily attributable to the Company's recording of an impairment loss on assets of $11.9 million related to certain Crescent Machinery assets.

INCOME TAX PROVISION (BENEFIT)

Income tax provision of $5.1 million for the three months ended June 30, 2001 represents a change of $5.3 million from the three months ended June 30, 2000. Income tax provision consisted of a $6.4 million tax provision at the corporate level, a $5.0 million tax provision for the Land Development segment, a $0.8 million tax provision for the Hospitality segment, partially offset by a $5.9 million tax benefit for the Equipment Sales and Leasing segment, and a $1.2 million tax benefit for the Temperature Controlled Logistics segment.

Income tax provision of $2.9 million for the six months ended June 30, 2001 represents a change of $1.6 million from the six months ended June 30, 2000. Income tax provision consisted of a $6.8 million tax provision for the Land Development segment, a $5.4 million tax provision at the corporate level, partially offset by a $7.4 million tax benefit for the Equipment Sales and Leasing segment, a $1.8 million tax benefit for the Temperature Controlled Logistics segment and a $0.1 million tax benefit for the Hospitality segment.

The Company generally provides for taxes using a 40% effective rate on the Company's share of income or loss. The Company increased its valuation allowance by $7.0 million in the second quarter of 2001 to offset a portion of the deferred tax assets for which the ultimate realization in future years is uncertain. Management believes that the remaining deferred tax asset will be realized due to tax planning strategies associated with an anticipated restructure. Inability of the Company to execute business plans for certain of the Company's segments could affect the ultimate realization of the deferred tax assets.

MINORITY INTERESTS

Minority interests increased $0.8 million, or 26.7%, to $3.8 million for the three months ended June 30, 2001, compared to $3.0 million for the three months ended June 30, 2000. Minority interests decreased $3.8 million, or 39.2%, to $5.9 million for the six months ended June 30, 2001, compared with $9.7 million for the six months ended June 30, 2000. Minority interests consist of the non-voting interests in the Land Development segment and in CRL Investments.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Cumulative effect of change in accounting principle increased $9.5 million, or 100%, for the six months ended June 30, 2001 as compared to the corresponding period in 2000. The change from the prior year was due to the adoption of SFAS No. 133 on January 1, 2001, whereby the Company realized a $9.5 million loss related to its investment in Magellan warrants, calculated as the difference between the original cost of the Magellan warrants and their estimated fair value at January 1, 2001 as calculated using the Black-Scholes pricing model.

LIQUIDITY AND CAPITAL RESOURCES

As discussed in this Form 10-Q (see Overview - Restructuring of Crescent Operating), the Company's management is currently actively pursuing a strategic restructuring of the Company in an effort to alleviate the Company's liquidity issues and has entered into the Sale Agreement and the Capital Agreement to accomplish such a restructuring. If a successful restructuring of Crescent Operating is not completed and/or significant new equity is not obtained, it is likely that the Company would be unable to meet its financial obligations in a timely manner. Recognizing that cash flow from its assets would not provide the Company with adequate capital to meet its requirements during 2000, the Company, during the first quarter of 2000, extended certain payment obligations by reaching agreements with Crescent Partnership to defer until February 2001 payments on certain of Crescent Operating's obligations to Crescent Partnership otherwise scheduled to be made in 2000. In the first quarter 2001, the Company further extended payment of these obligations until April 20, 2001 and in the second quarter, the Company further extended payment of these obligations until May 23, 2001. In connection with the execution of the Sale Agreement on June 28, 2001, the Company has modified certain debt agreements with Crescent Partnership to (i) defer principal and interest payments until the earlier of October 31, 2001 or the close of the transaction contemplated by the Sale Agreement and (ii) cease the accrual of interest on certain debt instruments as of May 1, 2001. Interest payments and hospitality related rent payments accrued but deferred as of June 30, 2001 totaled approximately $8.5 million and $27.2 million, respectively. If a restructuring of the Company as now contemplated by the Company's management and/or a significant infusion of equity is successfully completed, the Company believes that it will be able to meet its capital requirements during 2001. If a successful restructuring is not completed and/or significant new equity is not obtained, the Company will not have adequate capital to meet its needs. Based on the above, the Company's auditors report included on the financial statements included in its 2000 Annual Report on Form 10-K expressed substantial doubt about the Company's ability to continue to operate as a going concern.

CASH FLOWS

Cash and cash equivalents include amounts from all consolidated subsidiaries, including subsidiaries not wholly-owned. Changes, therefore, do not necessarily represent increases or decreases in cash directly available to the Company.

Cash and cash equivalents were $37.1 million and $62.1 million at June 30, 2001 and December 31, 2000, respectively. The 40.3% decrease is attributable to $107.7 and $14.1 million of cash used in operating and investing activities, respectively, partially offset by $96.9 million of cash provided by financing activities.

OPERATING ACTIVITIES

Net cash flows used in operating activities for the six months ended June 30, 2001 were $107.7 million compared with net cash provided by operating activities of $16.5 million for the six months ended June 30, 2000. The Company's outflow of cash used in operating activities of $107.7 million was primarily attributable to a net loss of $26.3 million, adjusted for:

o    an increase in deferred taxes of $7.5 million;
o    change in fair value of Magellan warrants of $7.8 million;
o    cumulative effect of change in accounting principle of $9.5 million;
o    equity in income of unconsolidated subsidiaries of $15.1 million;
o    non-cash depreciation and amortization of $17.1 million; and
o    impairment loss on assets of $11.9 million.

In addition, the Company had outflows from:

o    an increase in real estate of $135.7 million; and
o    decrease in accounts payable and accrued expenses of $15.3 million.

The outflow of cash used in operating activities was partially offset by inflows from:

o    increase in accounts payable and accrued expenses - CEI of $24.3 million;
o    increase in accounts receivable of $13.9 million; and
o    increase in deferred revenue of $13.8 million.

INVESTING ACTIVITIES

Net cash flows used in investing activities for the six months ended June 30, 2001 were $14.1 million compared with net cash used in investing activities of $6.6 million for the six months ended June 30, 2000. The Company's outflow of cash used in investing activities of $14.1 million was primarily attributable to outflows from:

o disposition of business interest by controlled subsidiary, net of cash transferred of $17.7 million; and
o    purchases of property and equipment of $18.8 million.

The outflow of cash used in investing activities was partially offset by inflows from:

o    distributions from investments of controlled subsidiaries of $15.3 million;
     and
o    proceeds from the sale of property and equipment of $6.7 million.

FINANCING ACTIVITIES

Net cash flows provided by financing activities for the six months ended June 30, 2001 were $96.9 million compared with net cash used in financing activities of $3.4 million for the six months ended June 30, 2000. The Company's inflow of cash provided by financing activities of $96.9 million was primarily attributable to inflow from:

o    proceeds of long-term debt of $217.1 million; and
o    capital contributions attributable to minority interests of $4.3 million.

The inflow of cash provided by financing activities was partially offset by outflows from:

o    payments of long-term debt of $111.0 million; and
o    distributions to minority interests of $13.2 million.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 2000, there have been no material changes to the information regarding market risk as set forth in the Company's Form 10-K for the year ended December 31, 2000.

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

To date, several lawsuits, all of which seek class action certification, have been filed against CBHS alleging violations of the WARN Act in the closing of certain healthcare facilities. Of those lawsuits, three also named Crescent Operating as a defendant, but two of those suits have since been dismissed. An additional suit seeking similar relief was also filed against Crescent Operating and other parties, but not CBHS, leaving two WARN Act suits pending against Crescent Operating. Under the automatic stay provisions of federal bankruptcy law, lawsuits against CBHS or its subsidiaries are stayed unless otherwise directed by the bankruptcy court, but the lawsuits against other defendants, including Crescent Operating, are not stayed automatically. With respect to the pending suits against Crescent Operating based on the closure by CBHS of facilities in 1999 and 2000, the Company believes that such actions are without basis under the WARN Act and should be dismissed; however, no assurance can be given that Crescent Operating will prevail.

In accordance with an agreement between Gerald Haddock and the Company, COPI Colorado redeemed the limited partnership interest of Mr. Haddock, the Company's former Chief Executive Officer and President, in January 2000. COPI Colorado paid Mr. Haddock approximately $2.6 million for his approximate 16.67% limited partner interest (determined from an independent appraisal of the value of COPI Colorado). Mr. Haddock has challenged the valuation performed by the independent appraiser and the procedures followed by the Company with respect to the redemption and valuation process. The Company believes that it has complied with all terms of the agreement as it relates to the liquidation of Mr. Haddock from the partnership. On February 7, 2001, the Company filed a lawsuit in the 141st Judicial Court of Tarrant County, Texas seeking a declaratory judgment to assist in resolution of the Company's dispute with Mr. Haddock.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBIT
        NUMBER    DESCRIPTION OF EXHIBITS
        -------   -----------------------

          2.1 Agreement for the Purchase and Sale of Assets and Stock dated as of June 28, 2001, by and among Crescent Real Estate Equities Limited Partnership, as Purchaser, and Crescent Operating, Inc., RoseStar Management LLC, Canyon Ranch Leasing, L. L. C., Wine Country Hotel, LLC, RoseStar Southwest, LLC, COI Hotel Group, Inc., and COPI Colorado, LP, as Sellers (filed as Annex A to the Company's Regulation 14A preliminary proxy statement filed August 10, 2001 ("Preliminary Proxy Statement") and incorporated by reference herein)

          2.2 Securities Purchased Agreement dated June 28, 2001, by and among Crescent Machinery Company, LP, Crescent Machinery Company, Crescent Operating, Inc., COPI Colorado, LP, CRE Equipment Holdings, LLC, Crescent Real Estate Equities Limited Partnership, and SunTx CMLP, Inc. (filed as Annex E to the Preliminary Proxy Statement and incorporated by reference herein)

          3.1 First Amended and Restated Certificate of Incorporation (filed as Exhibit 3.3 to the Company's registration statement on Form S-1 dated July 12, 1997 ("Form S-1") and incorporated by reference herein)

          3.2 First Amended and Restated Bylaws (filed as Exhibit 3.4 to Form S-1 and incorporated by reference herein)

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

          10.111 First Amendment to Credit and Security agreement effective February 1, 2000, between Crescent Realty Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $19.5 Million Credit and Security Agreement effective March 11, 1999 (filed as Exhibit 10.111 to September 30, 2000 Form 10-Q and incorporated by reference herein)

          10.112 Second Amendment to Credit and Security Agreement effective February 1, 2000, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $9 Million Credit and Security Agreement effective September 21, 1998 (filed as Exhibit 10.112 to September 30, 2000 Form 10-Q and incorporated by reference herein)

          10.113 Fourth Amendment to Amended and Restated Credit and Security Agreement effective February 1, 2000, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Amended and Restated Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.113 to September 30, 2000 Form 10-Q and incorporated by reference herein)

          10.114 Fourth Amendment to Line of Credit Credit and Security Agreement effective February 1, 2000, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.114 to September 30, 2000 Form 10-Q and incorporated by reference herein)

          10.115 Credit Agreement dated September 21, 2000, between Crescent Development Management Corp., as borrower, and Crescent Real Estate Equities Limited Partnership, as lender, and related Line of Credit Note and Security Agreement (filed as Exhibit
                  10.115 to December 31, 2000 Form 10-K and incorporated by reference herein)

          10.116  Assignment of Interest in East West Resorts, LLC (CDMC to
                  COPI); Assignment of Interest in East West Resorts, LLC (COPI to CDMC); and Assignment, Assumption and Consent Agreement dated December 31, 2000, among Crescent Development Management Corp., Crescent Development Management Corp. II, and Crescent Real Estate Equities Limited Partnership (filed as Exhibit
                  10.116 to December 31, 2000 Form 10-K and incorporated by reference herein)

          10.117 Assignment of Membership Interest dated December 29, 2000 between Crescent Operating, Inc. and Rockwood Financial Group, Inc.; Assignment of Membership Interest dated December 29, 2000 between COPI CBHS Holdings, L.P. and Rockwood Financial Group, Inc.; and related Indemnification Agreement dated December 29, 2000 among COPI CBHS Holdings, L.P., Crescent Operating, Inc. and Rockwood Financial Group, Inc. (filed as
                  Exhibit 10.117 to December 31, 2000 Form 10-K and incorporated by reference herein)

          10.118 Severance Agreement dated February 5, 2001, between Richard P. Knight and Crescent Operating, Inc. and Crescent Machinery Company (filed as Exhibit 10.118 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.119 Second Amendment to Credit and Security Agreement effective January 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $19.5 million Credit and Security Agreement effective March 11, 1999 (filed as Exhibit 10.119 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.120 Third Amendment to Credit and Security Agreement effective January 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $9 million Credit and Security Agreement effective September 21, 1998 (filed as Exhibit 10.120 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.121 Fifth Amendment to Line of Credit Credit and Security Agreement effective January 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.121 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.122 Fifth Amendment to Amended and Restated Credit and Security Agreement effective January 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Amended and Restated Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.122 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.123 Third Amendment to Credit and Security Agreement effective February 15, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $19.5 million Credit and Security Agreement effective March 11, 1999 (filed as Exhibit 10.123 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.124 Fourth Amendment to Credit and Security Agreement effective February 15, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $9 million Credit and Security Agreement effective September 21, 1998 (filed as Exhibit 10.124 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.125 Sixth Amendment to Line of Credit Credit and Security Agreement effective February 15, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.125 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.126 Sixth Amendment to Amended and Restated Credit and Security Agreement effective February 15, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Amended and Restated Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.126 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.127 Fourth Amendment to Credit and Security Agreement effective March 5, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $19.5 million Credit and Security Agreement effective March 11, 1999 (filed as Exhibit 10.127 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.128 Fifth Amendment to Credit and Security Agreement effective March 5, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $9 million Credit and Security Agreement effective September 21, 1998 (filed as Exhibit 10.128 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.129 Seventh Amendment to Line of Credit Credit and Security Agreement effective March 5, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.129 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.130 Seventh Amendment to Amended and Restated Credit and Security Agreement effective March 5, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Amended and Restated Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.130 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.131 Management Rights Agreement dated as of February 6, 2001, by and among Crescent Operating, Inc., Crescent Machinery Company, Crescent Machinery Company, LP, and SunTX Capital Management Corp. (filed herewith)


(b)     Reports on Form 8-K

        Form 8-K filed, on July 16, 2001, announcing the Company's execution of definitive agreements for (i) the sale to Crescent Partnership of all the business assets in its hospitality segment, and all of the shares of stock of its subsidiary corporations in its land development segment and
        (ii) the infusion of $29.0 million of capital into CMC LP in exchange for the issuance by CMC LP of preferred partnership interests to affiliates of Crescent Equities and SunTx and the issuance to SunTx of warrants to purchase shares of Crescent Operating common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August, 2001.

                               CRESCENT OPERATING, INC.
                               (Registrant)


                               By /s/ John C. Goff
                                  ---------------------------------------------
                                  John C. Goff, President, Chief
                                  Executive Officer and Vice-Chairman
                                  (Principal Executive Officer)


                               By /s/ Jeffrey L. Stevens
                                  ---------------------------------------------
                                  Jeffrey L. Stevens, Executive Vice President, Chief Operating Officer and Director (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
-------           -----------------------
  2.1             Agreement for the Purchase and Sale of Assets and Stock dated as of June 28, 2001, by and among Crescent Real Estate
                  Equities Limited Partnership, as Purchaser, and Crescent
                  Operating, Inc., RoseStar Management LLC, Canyon Ranch
                  Leasing, L. L. C., Wine Country Hotel, LLC, RoseStar
                  Southwest, LLC, COI Hotel Group, Inc., and COPI Colorado, LP,
                  as Sellers (filed as Annex A to the Company's Regulation 14A preliminary proxy statement filed August 10, 2001
                  ("Preliminary Proxy Statement") and incorporated by reference herein)

  2.2 Securities Purchased Agreement dated June 28, 2001, by and among Crescent Machinery Company, LP, Crescent Machinery
                  Company, Crescent Operating, Inc., COPI Colorado, LP, CRE
                  Equipment Holdings, LLC, Crescent Real Estate Equities Limited
                  Partnership, and SunTx CMLP, Inc. (filed as Annex E to the
                  Preliminary Proxy Statement and incorporated by reference herein)

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

  10.118          Severance Agreement dated February 5, 2001, between Richard P.
                  Knight and Crescent Operating, Inc. and Crescent Machinery
                  Company (filed as Exhibit 10.118 to March 31, 2001 Form 10-Q and incorporated by reference herein)

  10.119          Second Amendment to Credit and Security Agreement effective
                  January 31, 2001, between Crescent Real Estate Equities
                  Limited Partnership and Crescent Operating, Inc. relating to
                  $19.5 million Credit and Security Agreement effective March
                  11, 1999 (filed as Exhibit 10.119 to March 31, 2001 Form 10-Q and incorporated by reference herein)

  10.120          Third Amendment to Credit and Security Agreement effective
                  January 31, 2001, between Crescent Real Estate Equities
                  Limited Partnership and Crescent Operating, Inc. relating to
                  $9 million Credit and Security Agreement effective September
                  21, 1998 (filed as Exhibit 10.120 to March 31, 2001 Form 10-Q and incorporated by reference herein)

  10.121          Fifth Amendment to Line of Credit Credit and Security
                  Agreement effective January 31, 2001, between Crescent Real
                  Estate Equities Limited Partnership and Crescent Operating,
                  Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.121 to March 31,
                  2001 Form 10-Q and incorporated by reference herein)

  10.122          Fifth Amendment to Amended and Restated Credit and Security
                  Agreement effective January 31, 2001, between Crescent Real
                  Estate Equities Limited Partnership and Crescent Operating,
                  Inc. relating to Amended and Restated Credit and Security
                  Agreement effective May 21, 1997 (filed as Exhibit 10.122 to
                  March 31, 2001 Form 10-Q and incorporated by reference herein)

  10.123          Third Amendment to Credit and Security Agreement effective
                  February 15, 2001, between Crescent Real Estate Equities
                  Limited Partnership and Crescent Operating, Inc. relating to
                  $19.5 million Credit and Security Agreement effective March
                  11, 1999 (filed as Exhibit 10.123 to March 31, 2001 Form 10-Q and incorporated by reference herein)

  10.124          Fourth Amendment to Credit and Security Agreement effective
                  February 15, 2001, between Crescent Real Estate Equities
                  Limited Partnership and Crescent Operating, Inc. relating to
                  $9 million Credit and Security Agreement effective September
                  21, 1998 (filed as Exhibit 10.124 to March 31, 2001 Form 10-Q and incorporated by reference herein)

  10.125          Sixth Amendment to Line of Credit Credit and Security
                  Agreement effective February 15, 2001, between Crescent Real
                  Estate Equities Limited Partnership and Crescent Operating,
                  Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.125 to March 31,
                  2001 Form 10-Q and incorporated by reference herein)

  10.126          Sixth Amendment to Amended and Restated Credit and Security
                  Agreement effective February 15, 2001, between Crescent Real
                  Estate Equities Limited Partnership and Crescent Operating,
                  Inc. relating to Amended and Restated Credit and Security
                  Agreement effective May 21, 1997 (filed as Exhibit 10.126 to
                  March 31, 2001 Form 10-Q and incorporated by reference herein)

  10.127          Fourth Amendment to Credit and Security Agreement effective
                  March 5, 2001, between Crescent Real Estate Equities Limited
                  Partnership and Crescent Operating, Inc. relating to $19.5 million Credit and Security Agreement effective March 11, 1999
                  (filed as Exhibit 10.127 to March 31, 2001 Form 10-Q and incorporated by reference herein)

  10.128          Fifth Amendment to Credit and Security Agreement effective
                  March 5, 2001, between Crescent Real Estate Equities Limited
                  Partnership and Crescent Operating, Inc. relating to $9 million Credit and Security Agreement effective September 21,
                  1998 (filed as Exhibit 10.128 to March 31, 2001 Form 10-Q and incorporated by reference herein)

  10.129          Seventh Amendment to Line of Credit Credit and Security
                  Agreement effective March 5, 2001, between Crescent Real
                  Estate Equities Limited Partnership and Crescent Operating,
                  Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.129 to March 31,
                  2001 Form 10-Q and incorporated by reference herein)

  10.130          Seventh Amendment to Amended and Restated Credit and Security
                  Agreement effective March 5, 2001, between Crescent Real
                  Estate Equities Limited Partnership and Crescent Operating,
                  Inc. relating to Amended and Restated Credit and Security
                  Agreement effective May 21, 1997 (filed as Exhibit 10.130 to
                  March 31, 2001 Form 10-Q and incorporated by reference herein)

  10.131 Management Rights Agreement dated as of February 6, 2001, by and among Crescent Operating, Inc., Crescent Machinery
                  Company, Crescent Machinery Company, LP, and SunTX Capital
                  Management Corp. (filed herewith)