Form 10-Q
period 2001-09-30
CRESCENT OPERATING INC
filed 2001-11-14
CIK 1035426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

    777 Taylor Street, Suite 1050
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

                                 YES [X] NO [ ]

Number of shares of Common Stock, $0.01 par value, outstanding as of November 14, 2001: 11,442,791

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

              Consolidated Statements of Operations............................................................4

              Consolidated Statement of Changes in Shareholders' Equity (Deficit)..............................5

              Consolidated Statements of Cash Flows............................................................6

              Notes to Consolidated Financial Statements (Unaudited)...........................................7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations...........18

Item 3.       Quantitative and Qualitative Disclosures About Market Risk......................................37

                                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings...............................................................................38

Item 2.       Change in Securities and Use of Proceeds........................................................39

Item 3.       Defaults Upon Senior Securities.................................................................39

Item 4.       Submission of Matters to a Vote of Security Holders.............................................39

Item 5.       Other Information...............................................................................39

Item 6.       Exhibits and Reports on Form 8-K................................................................40

                            CRESCENT OPERATING, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                           September 30, 2001  December 31, 2000
                                                           ------------------  -----------------
                                                              (unaudited)          (audited)

                                         ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                    $  35,423          $  62,078
  Accounts receivable, net                                        37,663             62,318
  Inventories                                                     29,939             42,710
  Notes receivable                                                 2,433              3,940
  Real estate                                                    313,495            151,279
  Prepaid expenses and other current assets                       22,863             21,616
                                                               ---------          ---------
     Total current assets                                        441,816            343,941
                                                               ---------          ---------
PROPERTY AND EQUIPMENT, NET                                      194,991            219,739
                                                               ---------          ---------
INVESTMENTS                                                       68,877             70,396
                                                               ---------          ---------
OTHER ASSETS
  Real estate                                                    156,434            128,318
  Intangible assets, net                                          55,812             88,840
  Deferred tax assets                                             42,384             30,677
  Other assets                                                    28,230             28,617
                                                               ---------          ---------
     Total other assets                                          282,860            276,452
                                                               ---------          ---------
TOTAL ASSETS                                                   $ 988,544          $ 910,528
                                                               =========          =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                        $  85,401          $ 100,009
  Accounts payable and accrued expenses - CEI                     48,182             17,198
  Current portion of long-term debt - CEI                         63,735             17,023
  Current portion of long-term debt                              129,118             78,104
  Deferred revenue                                                84,767             90,392
                                                               ---------          ---------
     Total current liabilities                                   411,203            302,726

LONG-TERM DEBT - CEI, NET OF CURRENT PORTION                     229,025            242,666

LONG-TERM DEBT, NET OF CURRENT PORTION                           170,584            135,724

OTHER LIABILITIES                                                 75,313             78,417
                                                               ---------          ---------
     Total liabilities                                           886,125            759,533
                                                               ---------          ---------
MINORITY INTERESTS                                               159,705            174,528
                                                               ---------          ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value, 10,000 shares authorized,
      no shares issued or outstanding                                 --                 --
Common stock, $.01 par value, 22,500 shares authorized,
      11,443 shares issued                                           114                114
Additional paid-in capital                                        17,754             17,754
Deferred compensation on restricted shares                            --               (177)
Accumulated comprehensive income (loss)                               --             (9,509)
Accumulated deficit                                              (70,848)           (27,409)
Treasury stock at cost, 1,103 shares                              (4,306)            (4,306)
                                                               ---------          ---------
     Total shareholders' equity (deficit)                        (57,286)           (23,533)
                                                               ---------          ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)           $ 988,544          $ 910,528
                                                               =========          =========

         See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

                                                   For the three months ended                   For the nine months ended
                                            ----------------------------------------     ---------------------------------------
                                            September 30, 2001    September 30, 2000     September 30, 2001   September 30, 2000
                                            ------------------    ------------------     ------------------   ------------------

REVENUES
   Equipment sales & leasing                     $  32,523             $  33,840             $  91,314             $ 108,514
   Hospitality                                      53,840                68,931               173,132               207,570
   Land development                                 34,274                79,362               143,075               209,997
                                                 ---------             ---------             ---------             ---------
      Total revenues                               120,637               182,133               407,521               526,081
                                                 ---------             ---------             ---------             ---------
OPERATING EXPENSES
   Equipment sales & leasing                        34,469                33,047                95,230               105,374
   Hospitality                                      44,581                53,481               139,902               158,648
   Hospitality properties rent - CEI                13,780                16,489                42,595                48,871
   Land development                                 37,073                71,861               144,623               190,414
   Corporate general and administrative                534                   698                 1,492                 2,662
                                                 ---------             ---------             ---------             ---------
      Total operating expenses                     130,437               175,576               423,842               505,969
                                                 ---------             ---------             ---------             ---------
INCOME (LOSS) FROM OPERATIONS                       (9,800)                6,557               (16,321)               20,112

INVESTMENT INCOME                                    4,008                 5,298                26,931                12,056

OTHER (INCOME) EXPENSE
   Interest expense                                  5,210                 9,342                20,196                25,972
   Interest income                                    (889)               (1,001)               (2,966)               (2,886)
   Impairment of investment (Note 2)                 5,052                    --                16,902                    --
   Other                                               852                    74                   533                    89
                                                 ---------             ---------             ---------             ---------
      Total other (income) expense                  10,225                 8,415                34,665                23,175
                                                 ---------             ---------             ---------             ---------
INCOME (LOSS) BEFORE INCOME TAXES,
    MINORITY INTERESTS AND ACCOUNTING CHANGE       (16,017)                3,440               (24,055)                8,993

INCOME TAX PROVISION                                 1,410                   950                 4,311                 2,212
                                                 ---------             ---------             ---------             ---------
INCOME (LOSS) BEFORE MINORITY INTERESTS AND
    ACCOUNTING CHANGE                              (17,427)                2,490               (28,366)                6,781

MINORITY INTERESTS                                     330                (6,660)               (5,564)              (16,345)
                                                 ---------             ---------             ---------             ---------
LOSS BEFORE ACCOUNTING CHANGE                      (17,097)               (4,170)              (33,930)               (9,564)

CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE (NOTE 11)                   --                    --                (9,509)                   --
                                                 ---------             ---------             ---------             ---------
NET LOSS                                         $ (17,097)            $  (4,170)            $ (43,439)            $  (9,564)
                                                 =========             =========             =========             =========

BASIC AND DILUTED LOSS PER SHARE
   Loss before change in accounting              $   (1.65)            $   (0.40)            $   (3.28)            $   (0.93)
   Change in accounting                                 --                    --                 (0.92)                   --
                                                 ---------             ---------             ---------             ---------
   Net loss per share                            $   (1.65)            $   (0.40)            $   (4.20)            $   (0.93)
                                                 =========             =========             =========             =========

         See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                        (AMOUNTS IN THOUSANDS, UNAUDITED)

                                                                                                                       Deferred
                                                             Common stock        Treasury stock                      compensation
                                                          ------------------    -----------------    Additional      on restricted
                                                           Shares    Amount     Shares    Amount   paid-in capital      shares
                                                          -------   --------    ------   --------  ---------------   -------------

DECEMBER 31, 2000                                          11,443   $    114    (1,103)  $ (4,306)     $ 17,754        $   (177)

Comprehensive income (loss):

     Net loss                                                  --         --        --         --            --              --

     Cumulative effect of change in accounting principle       --         --        --         --            --              --

Comprehensive income (loss)
Amortization of restricted common stock                        --         --        --         --            --             177
                                                          -------   --------    ------   --------      --------        --------
SEPTEMBER 30, 2001                                         11,443   $    114    (1,103)  $ (4,306)     $ 17,754        $     --
                                                          =======   ========    ======   ========      ========        ========


                                                           Accumulated
                                                          comprehensive   Accumulated
                                                          income (loss)     deficit     Total
                                                          -------------   -----------  --------

DECEMBER 31, 2000                                            $ (9,509)     $(27,409)   $(23,533)

Comprehensive income (loss):

     Net loss                                                      --       (43,439)    (43,439)

     Cumulative effect of change in accounting principle        9,509            --       9,509
                                                                                       --------
Comprehensive income (loss)                                                             (33,930)
Amortization of restricted common stock                            --            --         177
                                                             --------      --------    --------
SEPTEMBER 30, 2001                                           $     --      $(70,848)   $(57,286)
                                                             ========      ========    ========

        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (AMOUNTS IN THOUSANDS, UNAUDITED)

                                                                               For the             For the
                                                                          Nine Months Ended   Nine Months Ended
                                                                          September 30, 2001  September 30, 2000
                                                                          ------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $ (43,439)         $  (9,564)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
       Depreciation                                                               20,427             17,904
       Amortization                                                                3,034              9,182
       Provision for deferred income taxes                                        (8,596)           (13,710)
       Equity in income of unconsolidated subsidiaries                           (20,896)           (10,493)
       Change in fair value of Magellan warrants                                  (6,035)                --
       Impairment of investment                                                   16,902                 --
       Cumulative effect of change in accounting principle                         9,509                 --
       Minority interests                                                          5,564             16,345
       Gain on sale of property and equipment                                     (1,121)            (2,660)
       Loss (gain) on sale of investments                                            428             (1,563)
       Changes in assets and liabilities, net of effects from acquisitions:
           Accounts receivable                                                    20,753            (20,936)
           Inventories                                                            12,033              5,613
           Prepaid expenses and current assets                                    (7,726)            (5,842)
           Real estate                                                          (196,067)           (45,577)
           Other assets                                                             (145)               437
           Accounts payable and accrued expenses                                 (12,656)             7,371
           Accounts payable and accrued expenses - CEI                            30,983             16,333
           Deferred revenue, current and noncurrent                               10,500             35,827
           Other liabilities                                                         319                714
                                                                               ---------          ---------
                Net cash used in operating activities                           (166,229)              (619)
                                                                               ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business interests, net of cash acquired                             --               (578)
  Acquisition of business interests by
      Controlled Subsidiaries, net of cash acquired                                   --             (4,627)
  Disposition of business interest by
      Controlled Subsidiary, net of cash transferred                             (17,677)                --
  Purchases of property and equipment                                            (25,836)           (51,432)
  Proceeds from sale of investments                                                   --              2,443
  Proceeds from sale of property and equipment                                    14,358             21,255
  Net proceeds from sale and collection of notes receivable                        8,346              9,928
  Net distributions from investments                                               2,494              3,025
  Distributions from investments of Controlled Subsidiaries                       29,063              7,578
  Contributions to investments of Controlled Subsidiaries                         (4,455)            (2,550)
                                                                               ---------          ---------
                Net cash provided by (used in) investing activities                6,293            (14,958)
                                                                               ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of long-term debt                                                     303,248            200,613
  Payments on long-term debt                                                    (151,580)          (162,385)
  Proceeds of long-term debt - CEI                                                    --              6,634
  Payments on long-term debt - CEI                                                  (366)            (7,922)
  Capital contributions by minority interests                                      4,311             36,432
  Distributions to minority interests                                            (22,332)           (37,594)
  Other                                                                               --            (11,597)
                                                                               ---------          ---------
                Net cash provided by financing activities                        133,281             24,181
                                                                               ---------          ---------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                               (26,655)             8,604

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                             62,078             39,017
                                                                               ---------          ---------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                                $  35,423          $  47,621
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

Crescent Operating, Inc. ("Crescent Operating" or "COPI") is a diversified management company that, through various subsidiaries and affiliates (collectively with Crescent Operating, the "Company"), currently operates primarily in four business segments: Equipment Sales and Leasing, Hospitality, Temperature Controlled Logistics and Land Development. Through these segments, Crescent Operating does business throughout the United States (see Note 2).

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

2.   RECENT DEVELOPMENTS:

RESTRUCTURING OF CRESCENT OPERATING

On June 28, 2001, the Company entered into a definitive agreement (the "Sale Agreement") with Crescent Partnership for the sale by the Company and its subsidiaries of all the business assets in its hospitality segment, and all of the shares of stock of its subsidiary corporations in its land development segment to Crescent Partnership for aggregate consideration of $78.4 million.

By agreement dated June 28, 2001, as amended and restated effective October 31, 2001 (the "Capital Agreement"), by and among the Company, CRE Equipment Holdings, LLC ("CEH"), SunTx CMLP, Inc. ("SunTx") and Crescent Machinery Holdings, L.P. ("Crescent Holdings"), among others, CEH and SunTx have agreed to purchase preferred partnership interests in Crescent Holdings, a subsidiary of Crescent Operating that will own Crescent Machinery, for aggregate consideration of $29.0 million.

The transactions for the sale of the hospitality and land development assets and the sale of the Crescent Holdings preferred partnership interests also require the amendment of the Company's Certificate of Incorporation and Bylaws and would result in designees of CEH and SunTx taking control of the Company's Board of Directors.

The Sale Agreement and the Capital Agreement are fully discussed in the Company's Definitive Proxy Statement for the Company's 2001 Annual Meeting ("Definitive Proxy Statement") filed on November 1, 2001, with the Securities and Exchange Commission and available on EDGAR through its website at www.sec.gov. The Definitive Proxy Statement has been distributed to the stockholders of record as of October 3, 2001 and relates to the Company's annual meeting to be held December 6, 2001 at which the Company will seek stockholder approval of the transactions contemplated by those agreements and certain other matters. The Sale Agreement, the Capital Agreement and the various transactions contemplated thereby are very complex. The following summary of certain aspects of the Sale Agreement and Capital Agreement and the related restructuring transactions does not purport to be a complete description of those agreements and those transactions and is qualified in its entirety by reference to the Definitive Proxy Statement. Stockholders and others interested in the proposed transactions must review the Definitive Proxy Statement for information about these agreements and transactions.

As part of the Sale Agreement, the Intercompany Agreement between the Company and Crescent Partnership will be terminated and Crescent Operating will sell to Crescent Equities, or its subsidiaries, investments within the Company's Hospitality and Land Development segments for total consideration of $78.4 million, comprised of:

o The sale of the Company's lease interests in Sonoma Mission Inn & Spa, Ventana Inn & Spa, Hyatt Regency Beaver Creek, Canyon Ranch-Tucson, Canyon Ranch-Lenox, Denver Marriott City Center, Hyatt Regency Albuquerque and Renaissance Houston for $37.8 million.

o The sale of the Company's 52.5% partnership interest in Woodlands Operating, and 100% of the voting common stock of Desert Mountain Development, Landco and CDMC for $40.6 million.

The consideration paid by Crescent Partnership for the assets and stock purchased under the Sale Agreement will be in the form of cancellation of accounts payable and certain debt owed to Crescent Partnership by Crescent Operating or its subsidiaries. It is expected that Crescent Operating's debt remaining after the transaction will include a $16.8 million note payable to Crescent Partnership. Upon closing of the transactions under the Sale Agreement and the Capital Agreement, the Company's debt, as reported in this Form 10-Q, of approximately $592.5 million will be reduced to approximately $118.2 million. The Company plans to raise funds to be used to further reduce the remaining debt following the close of the Sale Agreement and the Capital Agreement transactions through a future rights offering to existing stockholders of its common stock, as described below. It is a condition to the closing of the transactions under the Capital Agreement that John C. Goff, Richard E. Rainwater, Harry H. Frampton, III, and certain of their respective affiliates enter into an agreement in which they commit to purchase at least $1.6 million of the Company's common stock in connection with the rights offering and up to an additional $1.4 million (for a total of up to $3.0 million) of the Company's common stock if and to the extent the rights offering is not fully subscribed by the Company's other stockholders. This notice does not constitute an offer of any securities for sale.

The closing of the transactions contemplated by the Sale Agreement and the closing of the transactions contemplated by the Capital Agreement are mutually dependent. The closing of these transactions is subject to obtaining required stockholder approval at the annual meeting and is subject to the receipt of certain third party consents and other customary closing conditions.

Following the completion of the asset sale and Crescent Holdings limited partnership interest sale transactions described above, Crescent Machinery Company, L.P. ("CMC LP"), as successor by merger to Crescent Machinery, will become the Company's primary remaining investment and its sole operating division. The $29.0 million of capital generated under the Capital Agreement is comprised of:

o An investment by CEH of $10.0 million to acquire (i) units of Series A Convertible Redeemable Preferred Partnership Interest in Crescent Holdings (the "Series A Preferred") which are convertible into units of common partnership interest in Crescent Holdings at a fixed rate (subject to potential future adjustments) of $0.96 per unit and are exchangeable into Crescent Operating common stock, subject to certain conditions, at an exchange rate to be determined in the future based upon a formula calculation related to the offering price of shares of Company common stock in the planned rights offering. The Series A Preferred would earn a 9% per annum paid-in-kind dividend for as long as they remain outstanding, payable upon conversion or exchange through adjustment of the applicable conversion or exchange rate. The Series A Preferred would be senior to the Series B Preferred interests described below.

o An investment by SunTx of $19.0 million to acquire (i) units of Series B Convertible Redeemable Preferred Partnership Interest in Crescent Holdings (the "Series B Preferred") which are convertible into units of common partnership interest in Crescent Holdings at a fixed rate (subject to potential future adjustments) of $0.64 per unit and is exchangeable into Crescent Operating common stock, subject to certain conditions, at an exchange rate to be determined in the future based upon a formula calculation related to the offering price of shares of Company common stock in the planned rights offering and (ii) warrants for the purchase of 2.8 million shares of Crescent Operating common stock at a future date. The Series B Preferred would earn a 6% per annum paid-in-kind dividend for as long as they remain outstanding, payable upon conversion or exchange through adjustment of the applicable conversion or exchange rate.

As a result of the sale and issuance of these preferred partnership interests, Crescent Operating's percentage ownership interest in Crescent Holdings, which consists entirely of direct ownership of a common limited partnership interest and indirect ownership of a general partnership interest, will initially be reduced to approximately 24%. In the event the Series A Preferred and the Series B Preferred are exchanged for shares of Company common stock, the relative ownership percentage in the Company represented by the Company's now outstanding shares of common stock would be reduced, assuming an offering price for shares of Company common stock in the Company's planned rights offering as described below ranging from $0.07 to $1.00 per share, to between 3.1% and 29.4%. The dilutive effects of the issuance of the Series A Preferred and the Series B Preferred are described in detail in the Company's Definitive Proxy Statement.

Under the Capital Agreement, the Company agreed upon a value for its investment in CMC LP. Such agreed upon value served as an indicator to the Company that the potential existed for the impairment of certain assets as it relates to its current investment in Crescent Machinery. As required under Statement of Financial Accounting Standards No. 121, using all information available, the Company determined that certain assets within Crescent Machinery have carrying values which exceed the estimated undiscounted cash flows of those assets. As a result, the Company recorded an adjustment of $16.9 million as "impairment loss on assets" in the Company's results from operations for the nine months ended September 30, 2001. The Company will continue to evaluate the assets within Crescent Machinery for impairment and adjust such carrying values as necessary.

In connection with the transactions contemplated by the Sale Agreement and the Capital Agreement, and conditioned upon the approval and consummation of the transactions included in those agreements and the related transactions contemplated thereby, the Company will use its commercially reasonable best efforts to engage in a rights offering to its existing stockholders for the sale of up to $15.0 million of Company common stock. As soon as practicable after closing the transactions under the Sale Agreement and the Capital Agreement, the Company would distribute to each holder of its common stock as of a set record date rights to purchase additional shares of Company common stock at a purchase price equal the lesser of (a) the average of the reported closing prices for Company common stock for the twenty (20) trading days immediately preceding the fifth day prior to the commencement date of the rights offering, or (b) the average of the reported closing prices for Company common stock for the twenty
(20) trading days immediately following the commencement date of the rights offering. The purposes of the rights offering are to raise funds to further reduce the Company's remaining debt burden and to allow Crescent Operating's existing stockholders the opportunity to partially offset the dilutive effect the securities sale transactions under the Capital Agreement will have on the ownership interests in Crescent Operating. This notice does not constitute an offer of any securities for sale. The rights offering would be effectuated pursuant to an effective registration statement that would be filed with the Securities and Exchange Commission.

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

3.   INVESTMENTS:

Investments consisted of the following (amounts in thousands):

                                   September 30, 2001   December 31, 2000
                                   ------------------   -----------------

Investment in Landevco.............     $46,076             $44,027
Investment in Magellan warrants....       9,026               2,992
Investment in CDMC projects........       7,794               8,170
Investment in CR License...........       5,000               5,485
Investment in CR Las Vegas.........         981               5,305
Investment in AmeriCold Logistics..          --               4,417
                                        -------             -------
                                        $68,877             $70,396
                                        =======             =======

Investment income consisted of the following (amounts in thousands):

                                                 Three months ended      Nine months ended
                                                 September 30, 2001      September 30, 2001
                                                 ------------------      ------------------

Equity in income of Landevco...................       $  8,210                $ 26,340
Equity in income of TWOC.......................             --                   2,494
Equity in loss of AmeriCold Logistics..........             --                  (4,417)
Equity in (loss) income of CDMC projects.......           (369)                    749
Change in fair value of Magellan warrants......         (1,779)                  6,035
Equity in loss of CRL..........................         (2,054)                 (4,270)
                                                      --------                --------
                                                      $  4,008                $ 26,931
                                                      ========                ========

A summary of financial information for the Company's investments in AmeriCold Logistics and TWOC, which are significant unconsolidated investments, is presented below (amounts in thousands).

                                               AmeriCold Logistics                                    TWOC
                                     -----------------------------------------     ------------------------------------------
                                     Three months ended     Nine months ended      Three months ended      Nine months ended
                                     September 30, 2001     September 30, 2001     September 30, 2001      September 30, 2001
                                     ------------------     ------------------     ------------------      ------------------

Revenues ............................     $ 164,270              $ 478,771              $  17,131              $  63,066
Gross profit ........................     $   2,734              $  14,639              $  (1,531)             $   1,917
Net income (loss) ...................     $ (10,373)             $ (23,771)             $  (1,536)             $   1,917

Crescent Operating's equity
   in income (loss) of subsidiary ...     $      --              $  (4,417)             $      --              $   2,494

AmeriCold Logistics is experiencing cash flow deficits which management of AmeriCold Logistics is currently addressing through sales of non-core assets.

For the nine months ended September 30, 2001, AmeriCold Logistics had exercised its right, pursuant to the terms of its leases with the landlord, to defer payment of $12.8 million of rent, of which the Company's share was $5.1 million. At September 30, 2001, the Company's share of all of AmeriCold Logistics' deferred rent was $14.9 million.

4.   INTANGIBLE ASSETS:

Intangible assets consisted of the following (amounts in thousands):

                                      September 30, 2001  December 31, 2000
                                      ------------------  -----------------

Goodwill, net - Crescent Machinery ...     $12,205             $14,011
Goodwill, net - Rosestar .............       1,040               1,202
Goodwill, net - COPI Colorado ........      14,235              45,077
Membership intangible, net - DMPLP ...      28,332              28,550
                                           -------             -------
                                           $55,812             $88,840
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

                                                                            September 30, 2001  December 31, 2000
                                                                            ------------------  -----------------

LONG-TERM DEBT - CORPORATE AND WHOLLY OWNED SUBSIDIARIES

Equipment notes payable to finance companies, bear interest from 5.4% to
11.5%, due 2001 through 2011 (Crescent Machinery) ...........................     $ 92,553         $115,091

Floor plan debt payable, three to twelve month terms at 0%
interest (Crescent Machinery) ...............................................        5,384           12,632

Line of credit payable to Crescent Partnership, interest at 9%,
due May 2002 (COPI) .........................................................       19,949           19,949

Line of credit  payable to Crescent Partnership, interest at
12%, due May 2002 or five years after the last draw (COPI) ..................       17,727           17,727

Line of credit in the amount of $15.0 million payable to Bank of
America, interest at LIBOR plus 1%, due November 2001 (COPI) ................       15,000           15,000

Note payable to Crescent Partnership, interest at 12%, due
through May 2002 (COPI) .....................................................       14,247           14,247

Note payable to Crescent Partnership, interest at 12%, due May
2002 (COPI) .................................................................        9,276            9,276

Notes payable to the sellers of equipment companies, weighted average interest of 7.6% at September 30, 2001 and December 31,
2000, due 2001 through 2003  (COPI) .........................................        3,548            4,582

Notes payable to Crescent Partnership, weighted average interest of 10.3%
and 10.4% at September 30, 2001 and December 31, 2000, due 2003 through
2006 (Rosestar) .............................................................        1,231            1,596
                                                                                  --------         --------

           Total debt - corporate and wholly owned subsidiaries .............      178,915          210,100
                                                                                  --------         --------

LONG-TERM DEBT - NON WHOLLY OWNED SUBSIDIARIES

Construction loans for various East West Resort Development
projects, interest at 5.2% to 11.6%, due through 2005 (CDMC).......................      158,335       62,316

Line of credit in the amount of $32.0 million payable to Crescent
Partnership, interest at 11.5%, due September 2008 (CDMC) .........................       59,851       59,000

Junior note payable to Crescent Partnership, interest at 14%,
due December 2010 (DMPLP) .........................................................       59,000       32,155

Line of credit in the amount of $40.0 million payable to Crescent
Partnership, interest at 11.5%, due December 2006 (CDMC) ..........................       57,421       33,903

Line of credit in the amount of $56.2 million payable to Crescent
Partnership, interest at 11.5%, due August 2004 (CDMC).............................       46,892       39,342

Line of credit in the amount of $40.0 million payable to National Bank of
Arizona, interest at prime to prime plus 1%, due June 2002 (DMPLP) ................       24,882        9,808

Line of credit in the amount of $7.0 million payable to Crescent
Partnership, interest at 12%, due August 2003 (CRL) ...............................        7,000        7,000

Term note in the amount of $0.2 million payable to Crescent
Partnership, interest at 12%, due August 2003 (CRL) ...............................          166          166

Line of credit in the amount of $22.9 million payable to Crescent
Partnership, interest at 12%, due January 2003 (CDMC) .............................           --       17,379

Note payable to Crescent Partnership, interest at 12%, due June
2005 (CDMC) .......................................................................           --        2,348
                                                                                        --------     --------

          Total debt - non wholly owned subsidiaries ..............................      413,547      263,417
                                                                                        --------     --------

          Total long-term debt ....................................................     $592,462     $473,517
                                                                                        ========     ========

Current portion of long-term debt - CEI ...........................................     $ 63,735     $ 17,023

Current portion of long-term debt .................................................      129,118       78,104

Long-term debt - CEI, net of current portion ......................................      229,025      242,666

Long-term debt, net of current portion ............................................      170,584      135,724
                                                                                        --------     --------

          Total long-term debt ....................................................     $592,462     $473,517
                                                                                        ========     ========

The Company has modified certain debt agreements with Crescent Partnership to
(i) defer principal and interest payments until the earlier of December 31, 2001 or the close of the transaction contemplated by the Sale Agreement and (ii) cease the accrual of interest on certain debt instruments as of May 1, 2001. Interest payments accrued but deferred as of September 30, 2001 of $8.5 million are included in accounts payable and accrued expenses - CEI within the Company's consolidated financial statements (see Note 2). Crescent Machinery is currently in default on certain major loans from commercial institutions due to Crescent Machinery's decision not to pay the principal portion of payment installments due in September and October 2001 in the total amount of $3.2 million. Outstanding principal amounts under default by Crescent Machinery totaled $66.7 million at September 30, 2001. Crescent Machinery's lenders have not exercised remedies available for Crescent Machinery's payment default, the defaults have not adversely affected Crescent Machinery's ability to conduct its business and Crescent Machinery and those lenders are negotiating about the defaults and about modifying certain terms, including payment obligations, of the existing credit lines. Although Crescent Machinery believes it can reach satisfactory arrangements with the lenders regarding these issues, there can be no assurance that Crescent Machinery can reach satisfactory arrangements with all of the lenders and the failure to do so may have a serious adverse effect on the operations of the Company and on the contemplated restructuring described in Note 2.

6.   OTHER LIABILITIES:

Other liabilities consisted of the following (in thousands):

                                             September 30, 2001  December 31, 2000
                                             ------------------  -----------------

Deferred revenue ............................     $70,825             $69,265
Straight line hospitality rent adjustment ...       4,488               3,677
Other .......................................          --               5,475
                                                  -------             -------
                                                  $75,313             $78,417
                                                  =======             =======

7.   EARNINGS PER SHARE:

Earnings per share ("EPS") is calculated as follows (in thousands, except per share data):

                                                   Three months ended                          Nine months ended
                                        -----------------------------------------   ----------------------------------------
                                        September 30, 2001     September 30, 2000   September 30, 2001    September 30, 2000
                                        ------------------     ------------------   ------------------    ------------------

Net loss ................................     $(17,097)             $ (4,170)             $(43,439)             $ (9,564)
                                              ========              ========              ========              ========

Weighted average shares (basic) .........       10,340                10,340                10,340                10,322

Effect of Dilutive Securities:
   Stock Options ........................           --                    --                    --                    --
                                              --------              --------              --------              --------

Weighted average shares (diluted) .......       10,340                10,340                10,340                10,322
                                              ========              ========              ========              ========

Net loss per share, basic and diluted ...     $  (1.65)             $  (0.40)             $  (4.20)             $  (0.93)
                                              ========              ========              ========              ========

The Company had 1,270,624 and 1,320,234 outstanding options to purchase shares of its common stock at September 30, 2001 and September 30, 2000, respectively, which options were not included in the calculation of diluted EPS for any of the periods set forth above as they would be anti-dilutive.

8.   INCOME TAXES:

The table below shows the reconciliation of the federal statutory income tax rate to the effective tax rate.

                                                 Three months ended     Nine months ended
                                                 September 30, 2001     September 30, 2001
                                                 ------------------     ------------------

Federal statutory income tax rate ................      35.0%                  35.0%
State income taxes, net of federal tax benefit ...       5.0                    5.0
Minority interests ...............................       0.3                    2.3
Change in valuation allowance ....................     (44.7)                 (51.0)
Other, net .......................................      (4.4)                  (4.1)
                                                       -----                  -----
    Effective tax rate ...........................      (8.8)%                (12.8)%
                                                       =====                  =====

The Company generally provides for taxes using a 40% effective rate on the Company's share of income or loss. The Company increased its valuation allowance related to its consolidated tax group by $13.4 million in the second and third quarters of 2001 to offset a portion of the deferred tax assets for which the ultimate realization in future years is uncertain. Management believes that the remaining deferred tax asset will be realized due to tax planning strategies associated with an anticipated restructuring (see Note 2).

9.   BUSINESS SEGMENT INFORMATION:

Crescent Operating's assets and operations are located entirely within the United States and are comprised primarily of four business segments: (i) Equipment Sales and Leasing, (ii) Temperature Controlled Logistics, (iii) Hospitality and (iv) Land Development. In addition to these four business segments, the Company has grouped its investment in Magellan warrants, interest expense on corporate debt and general corporate overhead costs such as legal and accounting costs, insurance costs and corporate salaries as "Other" for segment reporting purposes. Because the Company sold its investment in Charter Behavioral Health Systems, LLC ("CBHS") in 2000 and did not recognize income or loss from CBHS in 2000, the Company does not report its operations related to CBHS as a separate segment. The Company uses net income as the measure of segment profit or loss. Business segment information is summarized as follows (in thousands):

                                                    Three months ended                             Nine months ended
                                         -----------------------------------------     -----------------------------------------
                                         September 30, 2001     September 30, 2000     September 30, 2001     September 30, 2000
                                         ------------------     ------------------     ------------------     ------------------

Revenues:
   Equipment Sales and Leasing ..........     $  32,523              $  33,840              $  91,314              $ 108,514
   Temperature Controlled Logistics .....            --                     --                     --                     --
   Hospitality ..........................        53,840                 68,931                173,132                207,570
   Land Development .....................        34,274                 79,362                143,075                209,997
   Other ................................            --                     --                     --                     --
                                              ---------              ---------              ---------              ---------
   Total revenues .......................     $ 120,637              $ 182,133              $ 407,521              $ 526,081
                                              =========              =========              =========              =========

Net income (loss):
   Equipment Sales and Leasing ..........     $ (12,640)             $  (1,167)             $ (24,064)             $  (2,939)
   Temperature Controlled Logistics .....            --                   (784)                (2,663)                (3,593)
   Hospitality ..........................        (2,819)                  (635)                (5,972)                   866
   Land Development .....................            19                     90                  1,881                  1,371
   Other ................................        (1,658)                (1,674)               (12,621)                (5,269)
                                              ---------              ---------              ---------              ---------
   Total net income (loss) ..............     $ (17,098)             $  (4,170)             $ (43,439)             $  (9,564)
                                              =========              =========              =========              =========

                                         September 30, 2001    December 31, 2000
                                         ------------------    -----------------

Identifiable assets:
   Equipment Sales and Leasing ..........     $160,709             $192,151
   Temperature Controlled Logistics .....        4,390                8,829
   Hospitality ..........................       32,523               44,810
   Land Development .....................      776,756              643,514
   Other ................................       14,166               21,224
                                              --------             --------
   Total identifiable assets ............     $988,544             $910,528
                                              ========             ========

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

A tentative global Stipulation of Settlement of all WARN matters has been reached and filed with the District and Bankruptcy Courts. The settlement is subject to approval by the District and Bankruptcy Courts (both matters are being heard by the same judge) and class certification. In addition, the Company can withdraw from the settlement under certain circumstances set out in the Stipulation of Settlement.

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

11.  RECENT ACCOUNTING PRONOUNCEMENTS:

As of January 1, 2001, the Company was required to adopt SFAS No. 133, as amended by SFAS No. 138. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, provides that all derivative instruments be recognized as either assets or liabilities depending on the rights or obligations under the contract and that all derivative instruments be measured at fair value. Upon adoption, the Company was required to record the net comprehensive loss related to its investment in Magellan warrants as a charge in the statement of operations. Based on the value of the warrants on December 31, 2000, the Company expensed $9.5 million on January 1, 2001 as a cumulative effect of change in accounting principle. From January 1, 2001 forward, the Company will record changes in the fair value of these warrants in the statement of operations as investment income (loss). For the three and nine months ended September 30, 2001, the Company recorded changes in the fair value of these warrants, as calculated using the Black-Scholes pricing model, as investment income (loss) of ($1.8) million and $6.0 million, respectively, in the Company's statement of operations.

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

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those the Company expects to achieve. The Company has entered into the Sale Agreement and the Capital Agreement, discussed elsewhere in this Form 10-Q, for the restructuring of the Company and the alleviation of its liquidity issues. Any failure to complete such a restructuring of the Company would have a significant adverse effect on the Company and its expected results and the Company expects that it would be unable to continue to operate as a going concern. If the proposed restructuring is not consummated, the Company will be unable to meet its financial obligations in a timely manner. Because of the Company's liquidity concerns, the Company's auditors report included on the financial statements included in its 2000 Annual Report on Form 10-K expressed substantial doubt about the Company's ability to continue to operate as a going concern. Some of the other factors that might cause material variation from the expectations reflected in the forward-looking statements include:

     o the inability of the Company to close the transactions contemplated by the Sale and Capital Agreements,

     o the inability of the Company to pay its obligations to Crescent Partnership as they come due (certain payment obligations have been deferred until the earlier December 31, 2001 or the close of the transaction contemplated by the Sale Agreement), which is probable in the absence of a successful restructuring of the Company or infusion of equity,

     o the inability of Crescent Machinery Company to cure existing payment defaults to certain of its lenders and to negotiate satisfactory modifications of its credit lines, including reductions in future payment obligations,

     o the relatively high levels of debt that the Company maintains and the Company's ability to generate revenue sufficient to meet debt service payments and other operating expenses,

     o the availability of equity and debt financing that may be necessary or advantageous to expand or maintain the Company's operations and investments,

     o the underperformance or non-performance of the Company's existing business investments,

     o any unfavorable resolution of issues that relate to the bankruptcy petition of Charter Behavioral Health Systems, LLC ("CBHS"), including, but not limited to, judgments against the Company in respect of lawsuits instituted in connection with the closure of certain CBHS facilities prior to CBHS's filing bankruptcy,

     o the impact of terrorism acts on the industries in which the Company's businesses and investments operate (including equipment sales and leasing, hospitality, temperature controlled logistics and land development); and

     o the impact of changes in the industries in which the Company's businesses and investments operate (including equipment sales and leasing, hospitality, temperature controlled logistics and land development) and the economic, demographic and other competitive conditions affecting those industries, the Company's cash flows and the value of the Company's investments.

In addition, interested persons should carefully consider the risk factors enumerated in the Definitive Proxy Statement beneath the caption "Proposal Number One: The Restructuring Proposal - Risk Factors".

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company is not obligated to update these forward-looking statements to reflect any future events or circumstances.

                                    OVERVIEW

Crescent Operating is a diversified management company that, through various subsidiaries and affiliates, currently operates primarily in four business segments: (i) Equipment Sales and Leasing, (ii) Hospitality, (iii) Temperature Controlled Logistics and (iv) Land Development. Within these segments the Company owns the following:

o THE EQUIPMENT SALES AND LEASING SEGMENT consisted of a wholly owned interest in Crescent Machinery Company and its subsidiary ("Crescent Machinery"), a construction equipment sales, leasing and service company with 16 locations in six states.

o THE TEMPERATURE CONTROLLED LOGISTICS SEGMENT consisted of a 40% interest in the operations of Vornado Crescent Logistics Operating Partnership ("AmeriCold Logistics"), which currently operates 100 refrigerated storage properties with an aggregate storage capacity of approximately 525 million cubic feet.

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

RESTRUCTURING OF CRESCENT OPERATING

The Company has negotiated and entered into definitive agreements regarding certain major interrelated and mutually dependent sale, restructuring and financing transactions. These transactions are being submitted to the Company's stockholders for consideration and approval at the Company's 2001 Annual Meeting of Stockholders to be held December 6, 2001 as parts of a single proposal (the "Restructuring Proposal"), and would include:

o the sale by the Company and its subsidiaries of all of their hospitality business assets and all of the shares of stock of its subsidiary corporations that are engaged in the land development business to Crescent Real Estate Equities Limited Partnership, a Delaware limited partnership, or affiliates ("Crescent Partnership");

o the issuance and sale by Crescent Machinery Holdings, L.P., a Delaware limited partnership and wholly owned subsidiary of Crescent Operating ("Crescent Holdings"), of two separate series of preferred limited partnership interests to SunTx CMLP, Inc., a Delaware corporation ("SunTx"), and CRE Equipment Holdings, LLC, a Delaware limited liability company wholly owned by Crescent LP ("CEH"), and the issuance to SunTx by Crescent Operating of a warrant to purchase 2,800,000 shares of Crescent Operating common stock;

o the adoption of a Second Amended and Restated Certificate of Incorporation of the Company for the purpose of (a) increasing the authorized number of shares of common stock, par value $0.01 per share, from 22,500,000 to 800,000,000, (b) eliminating the control shares provision of Article XV (an anti-takeover provision), (c) eliminating all restrictions on the Company's ability to engage in all lawful activities, provided that the Company shall be restricted from taking any action that could adversely affect its ability to maintain its qualification as a "taxable REIT subsidiary" or the ability of Crescent Real Estate Equities Company ("Crescent Equities"), the parent company of the general partner of Crescent LP, to maintain its qualification as a REIT, (d) requiring the affirmative vote of at least 75% of the Company's Board of Directors to approve any of certain listed extraordinary corporate actions and to approve any action to revoke any committee of the Board of Directors or to repeal or modify the powers of any such committee (or establish another committee with conflicting powers), and (e) requiring that all directors be present to constitute a quorum for purposes of any vote to amend the Company's bylaws; and

o the future sale by the Company of its indirect 40% interest in Americold Logistics, which is engaged in the temperature-controlled logistics business, provided that any such sale is made to such buyer and on such terms as Vornado Operating, Inc., a Delaware corporation ("VOO"), sells its 60% interest in Americold Logistics, subject to an increase in the percentage of the net proceeds payable to VOO in recognition of its right to receive a management fee, all as may be approved by Crescent LP, Vornado Realty Trust, a Maryland real estate investment trust and VOO.

The Company's management believes that the transactions in the Restructuring Proposal are extremely important to the Company's continued economic viability. If the Restructuring Proposal is not approved, or if the Restructuring Transactions are not consummated for any other reason, the Board of Crescent Operating may determine that Crescent Operating should seek bankruptcy protection. See Other - Restructuring Proposal in this Report on Form 10-Q for additional summary information regarding these transactions. On November 1, 2001, the Company filed its Definitive Proxy Statement covering the Restructuring Proposal with the Securities and Exchange Commission ("SEC") for the Company's 2001 Annual Meeting and distributed copies of the Definitive Proxy Statement to its record stockholders as of the October 3, 2001 record date for the Annual Meeting; a copy of such Definitive Proxy Statement is also available through the SEC website at www.sec.gov. The Definitive Proxy Statement describes the material terms of the various transaction agreements included in the Restructuring Proposal and provides other important information about all aspects of the Restructuring Proposal. The Restructuring Proposal and the transactions contemplated thereby are very complex. Stockholders and others interested in the proposed transactions must review the Definitive Proxy Statement for information about these agreements and transactions.

                       EQUIPMENT SALES AND LEASING SEGMENT

In connection with the restructuring plan of Crescent Operating (see Overview - Restructuring of Crescent Operating), Crescent Machinery has been working in tandem with SunTx and Bain & Company, Inc. to develop a new business template which is being implemented under the leadership of Crescent Machinery's new chief executive, Eric E. Anderson. Mr. Anderson comes to Crescent Machinery immediately from serving as interim chief operating officer of a company in a turnaround situation in an unrelated industry. Mr. Anderson's previous experience also includes serving as chairman and chief executive officer of Aviall, Inc. (NYSE: AVL), a publicly traded aerospace distribution company, where he was instrumental in a successful turnaround in 1996.

Crescent Machinery's immediate business plan is focused on right-sizing the business and creating liquidity. This plan includes the reduction of operating costs and excess or underutilized assets. As of September 30, 2001, Crescent Machinery had successfully reduced its inventory and rental fleet by approximately $18.0 million since June 30, 2001 and implemented actions to reduce expenses of approximately $5.0 million on an annualized basis.

Crescent Machinery also closed its branch in Beaumont, Texas on October 1, 2001 and will be closing its branch in Van Wert, Ohio by the end of 2001.

The new business strategy will focus on growth and achieving minimum standards for return on invested capital. Efforts to increase the returns from Crescent Machinery's distribution and rental business will include a careful review of several key factors, including the business mix between the sale of equipment and various rental and service programs; evaluating the suppliers Crescent Machinery currently uses or may add in the future to maximize the equipment solutions Crescent Machinery offers its customers; standardizing best practices across all branch locations; and implementing new compensation programs that directly link pay to performance. Management believes that increased liquidity and new capital will provide Crescent Machinery the opportunity to grow its business. Crescent Machinery will also be evaluating opportunities to expand through acquisition or greenfield expansion to provide improved geographic coverage and additional product lines not presently included in the equipment sold or rented to customers.

                                       Three months ended September 30,  Nine months ended September 30,
                                       --------------------------------  -------------------------------
                                            2001             2000            2001             2000
                                            ----             ----            ----             ----

Revenue:
   New and used equipment .............       47%              47%             46%              55%
   Rental equipment ...................       34%              32%             34%              26%
   Parts, service and supplies ........       19%              21%             20%              19%
                                            ----             ----            ----             ----
Total revenue .........................      100%             100%            100%             100%

Expenses:
   Cost of sales:
        New and used equipment ........       94%              89%             90%              87%
        Rental equipment ..............       64%              60%             68%              59%
        Parts, service and supplies ...       62%              63%             63%              62%
                                            ----             ----            ----             ----
   Total cost of sales ................       77%              74%             77%              75%
                                            ----             ----            ----             ----
   Gross profit .......................       23%              26%             23%              25%

   Operating expenses .................       29%              24%             27%              22%
                                            ----             ----            ----             ----

Income (loss) from operations .........       (6)%              2%             (4)%              3%
                                            ====             ====            ====             ====

EBITDA ................................       (9)%             16%             (8)%             15%
                                            ====             ====            ====             ====

Equipment sales and leasing revenue decreased $17.2 million, or 15.9%, to $91.3 million for the nine months ended September 30, 2001, compared with $108.5 million for the nine months ended September 30, 2000. Net loss for the nine months ended September 30, 2001 was $24.1 million as compared with net loss of $2.9 million for the nine months ended September 30, 2000. The Company believes that the results for the nine months ended September 30, 2001 are not necessarily indicative of the operating results expected for the full year, due to the impairment writedowns recorded and the seasonality of the business.

Earnings (loss) before interest expense, income taxes, depreciation and amortization ("EBITDA") for the Equipment Sales and Leasing segment for the nine months ended September 30, 2001 was ($7.4) million (which includes an $16.9 million impairment loss on assets) as compared with EBITDA of $15.5 million for the nine months ended September 30, 2000. Management believes that EBITDA can be a meaningful measure of operating performance, cash generation and the ability to service debt. However, EBITDA should not be considered as an alternative to:
(i) net income (determined in accordance with GAAP); (ii) operating cash flow (determined in accordance with GAAP); or (iii) liquidity. There can be no assurance that the Company's EBITDA is comparable to similarly titled items reported by other companies.

Crescent Machinery is currently in default on certain major loans from commercial institutions due to Crescent Machinery's decision not to pay the principal portion of payment installments due in September and October 2001 in the total amount of $3.2 million. Outstanding principal amounts under default by Crescent Machinery totaled $66.7 million at September 30, 2001. Crescent Machinery's lenders have not exercised remedies available for Crescent Machinery's payment default, the defaults have not adversely affected Crescent Machinery's ability to conduct its business and Crescent Machinery and those lenders are negotiating about the defaults and about modifying certain terms, including payment obligations, of the existing credit lines. Although Crescent Machinery believes it can reach satisfactory arrangements with the lenders regarding these issues, there can be no assurance that Crescent Machinery can reach satisfactory arrangements with all of the lenders and the failure to do so may have a serious adverse effect on the operations of the Company and on the contemplated restructuring.

                    TEMPERATURE CONTROLLED LOGISTICS SEGMENT

The Company has a 40% economic interest in AmeriCold Logistics. The Company's share of pretax loss from AmeriCold Logistics for the three and nine months ended September 30, 2001 was $0 million and $4.4 million, respectively. AmeriCold Logistics is experiencing cash flow deficits which management of AmeriCold Logistics is currently addressing through sales of non-core assets. The Company has written off its entire investment in AmeriCold Logistics and does not anticipate recognizing any additional AmeriCold Logistics losses for accounting purposes.

For the nine months ended September 30, 2001, AmeriCold Logistics had exercised its right, pursuant to the terms of its leases with the landlord, to defer payment of $12.8 million of rent, of which the Company's share was $5.1 million. At September 30, 2001, the Company's share of all of AmeriCold Logistics' deferred rent was $14.9 million.

On October 22, 2001, Jonathan C. Daiker joined Americold Logistics as Chief Financial Officer. Most recently, Mr. Daiker served for five years as Executive Vice President and Chief Financial Officer of the Simmons Company, a manufacturer and distributor of mattresses. Prior thereto, from 1981-1995, he held subsidiary and unit Chief Financial Officer positions with Phillips Electronics N.V., a multibillion dollar consumer electronics company. Mr. Daiker, a CPA, began his career with Price Waterhouse & Company.

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

                               HOSPITALITY SEGMENT

If and when the closing of the Sale Agreement occurs, the businesses reported under the Hospitality segment will no longer be owned by Crescent Operating. (See Overview - Restructuring of Crescent Operating)

The following table sets forth certain information about the Hospitality Properties for the nine months ended September 30, 2001 and 2000 (excluding the Four Seasons Hotel in Houston, Texas which was sold in November 2000). The information for the Hospitality Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch Ranch-Lenox, which are destination health and fitness resorts that measure performance based on available guest nights.

                                                                                 For the nine months ended September 30,
                                                                         ------------------------------------------------------
                                                                            Average              Average          Revenue Per
                                                              Rooms/     Occupancy Rate        Daily Rate        Available Room
                                                              Guest      ---------------    ---------------     ---------------
                                                Location      Nights     2001       2000    2001      2000      2001       2000
                                             ---------------  ------     ----       ----    -----     -----     -----     -----

Upscale Business Class Hotels:
Denver Marriott City Center ..............     Denver, CO        613       81%        87%   $ 124     $ 121     $ 100     $ 104
Hyatt Regency Albuquerque.................   Albuquerque, NM     395       70         69      106       105        74        72
Renaissance Houston ......................     Houston, TX       389       65         63      113        94        74        56
                                                               -----       --         --    -----     -----     -----     -----
     Total/Weighted Average                                    1,397       73%        75%   $ 116     $ 110     $  85     $  82
                                                               =====       ==         ==    =====     =====     =====     =====

Destination Resort Properties:
Hyatt Regency Beaver Creek(1).............      Avon, CO         276       62%        71%   $ 290     $ 268     $ 178     $ 191
Sonoma Mission Inn & Spa .................     Sonoma, CA        228       63         77      299       300       188       230
Ventana Inn & Spa ........................     Big Sur, CA        62       75         80      423       457       316       365
Canyon Ranch-Tucson ......................     Tucson, AZ        250(2)
Canyon Ranch-Lenox .......................      Lenox, MA        212(2)
                                                               -----       --         --    -----     -----     -----     -----
     Total/Weighted Average                                    1,028       72%        81%   $ 469     $ 438     $ 331     $ 345
                                                               =====       ==         ==    =====     =====     =====     =====

(1) The hotel is undergoing a $6.9 million renovation of all guest rooms. The project is scheduled to be completed by the fourth quarter of 2001.

(2) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.

As of September 30, 2001, the Company had deferred a portion of its lease rental obligations on the Hospitality Properties; for additional information, see Liquidity and Capital Resources.

                            LAND DEVELOPMENT SEGMENT

If and when the closing of the Sale Agreement occurs, the businesses reported under the Land Development segment will no longer be owned by Crescent Operating. (See Overview - Restructuring of Crescent Operating)

Net income for the Land Development Segment was less than $0.1 million and $1.9 million for the three and nine months ended September 30, 2001, respectively. The Company's share of Desert Mountain Development's net loss for both the three and nine months ended September 30, 2001 was $0.1 million and $0.3 million, respectively. The Company's share of net income from both The Woodlands Land Company and WOCOI Investment Company for the three and nine months ended September 30, 2001 was $0.3 million and $2.3 million, respectively. The Company's share of COPI Colorado's net loss for the three and nine months ended September 30, 2001 was $0.1 million and $0.2 million, respectively.

The following table sets forth certain information as of September 30, 2001 relating to the active projects of the residential development properties in which the Company owns an interest.

                                                 Total
                                               Lots/Units      Total         Average
                                  Total        Developed     Lots/Units     Closed Sale
                                Lots/Units       Since         Closed        Price Per         Range of Proposed
Land Development                 Planned       Inception   Since Inception   Lot/Unit(1)      Sale Prices Per Lot(2)
----------------                ----------     ----------  ---------------  ------------     -----------------------

Desert Mountain............        2,665         2,331           2,174       $  512,000(3)     $375,000-$3,050,000(3)
The Woodlands..............       36,385        25,375          24,050       $   57,100        $ 15,000-$1,035,000
CDMC.......................        2,636           828             696              N/A        $ 25,000-$4,545,000
                                  ------        ------          ------

Total Land Development.....       41,686        28,534          26,920
                                  ======        ======          ======

(1)  Based on lots/units closed during the Company's ownership period.

(2)  Based on existing inventory of developed lots and lots to be developed.

(3)  Includes golf membership, which as of September 30, 2001 was $225,000.

                                      OTHER

RESTRUCTURING PROPOSAL

On June 28, 2001, the Company entered into a definitive agreement (the "Sale Agreement") with Crescent Partnership for the sale by the Company and its subsidiaries of all the business assets in its hospitality segment, and all of the shares of stock of its subsidiary corporations in its land development segment to Crescent Partnership for aggregate consideration of $78.4 million.

By agreement dated June 28, 2001, as amended and restated effective October 31, 2001 (the "Capital Agreement"), by and among the Company, CRE Equipment Holdings, LLC ("CEH"), SunTx CMLP, Inc. ("SunTx") and Crescent Machinery Holdings, L.P. ("Crescent Holdings"), among others, CEH and SunTx have agreed to purchase preferred partnership interests in Crescent Holdings, a subsidiary of Crescent Operating that will own Crescent Machinery, for aggregate consideration of $29.0 million.

The transactions for the sale of the hospitality and land development assets and the sale of the Crescent Holdings preferred partnership interests also require the amendment of the Company's Certificate of Incorporation and Bylaws and would result in designees of CEH and SunTx taking control of the Company's Board of Directors.

The Sale Agreement and the Capital Agreement are fully discussed in the Company's Definitive Proxy Statement for the Company's 2001 Annual Meeting ("Definitive Proxy Statement") filed on November 1, 2001, with the Securities and Exchange Commission and available on EDGAR through its website at www.sec.gov. The Definitive Proxy Statement has been distributed to the stockholders of record as of October 3, 2001 and relates to the Company's annual meeting to be held December 6, 2001 at which the Company will seek stockholder approval of the transactions contemplated by those agreements and certain other matters. The Sale Agreement, the Capital Agreement and the various transactions contemplated thereby are very complex. The following summary of certain aspects of the Sale Agreement and Capital Agreement and the related restructuring transactions does not purport to be a complete description of those agreements and those transactions and is qualified in its entirety by reference to the Definitive Proxy Statement. Stockholders and others interested in the proposed transactions must review the Definitive Proxy Statement for information about these agreements and transactions.

As part of the Sale Agreement, the Intercompany Agreement between the Company and Crescent Partnership will be terminated and Crescent Operating will sell to Crescent Equities, or its subsidiaries, investments within the Company's Hospitality and Land Development segments for total consideration of $78.4 million, comprised of:

o The sale of the Company's lease interests in Sonoma Mission Inn & Spa, Ventana Inn & Spa, Hyatt Regency Beaver Creek, Canyon Ranch-Tucson, Canyon Ranch-Lenox, Denver Marriott City Center, Hyatt Regency Albuquerque and Renaissance Houston for $37.8 million.

o The sale of the Company's 52.5% partnership interest in Woodlands Operating, and 100% of the voting common stock of Desert Mountain Development, Landco and CDMC for $40.6 million.

     The consideration paid by Crescent Partnership for the assets and stock purchased under the Sale Agreement will be in the form of cancellation of accounts payable and certain debt owed to Crescent Partnership by Crescent Operating or its subsidiaries. It is expected that Crescent Operating's debt remaining after the transaction will include a $16.8 million note payable to Crescent Partnership. Upon closing of the transactions under the Sale Agreement and the Capital Agreement, the Company's debt, as reported in this Form 10-Q, of approximately $592.5 million will be reduced to approximately $118.2 million. The Company plans to raise funds to be used to further reduce the remaining debt following the close of the Sale Agreement and the Capital Agreement transactions through a future rights offering to existing stockholders of its common stock, as described below. It is a condition to the closing of the transactions under the Capital Agreement that John C. Goff, Richard E. Rainwater, Harry H. Frampton, III, and certain of their respective affiliates enter into an agreement in which they commit to purchase at least $1.6 million of the Company's common stock in connection with the rights offering and up to an additional $1.4 million (for a total of up to $3.0 million) of the Company's common stock if and to the extent the rights offering is not fully subscribed by the Company's other stockholders. This notice does not constitute an offer of any securities for sale.

The closing of the transactions contemplated by the Sale Agreement and the closing of the transactions contemplated by the Capital Agreement are mutually dependent. The closing of these transactions is subject to obtaining required stockholder approval at the annual meeting and is subject to the receipt of certain third party consents and other customary closing conditions.

Following the completion of the asset sale and Crescent Holdings limited partnership interest sale transactions described above, Crescent Machinery Company, L.P. ("CMC LP"), as successor by merger to Crescent Machinery, will become the Company's primary remaining investment and its sole operating division. The $29.0 million of capital generated under the Capital Agreement is comprised of:

o An investment by CEH of $10.0 million to acquire (i) units of Series A Convertible Redeemable Preferred Partnership Interest in Crescent Holdings (the "Series A Preferred") which are convertible into units of common partnership interest in Crescent Holdings at a fixed rate (subject to potential future adjustments) of $0.96 per unit and are exchangeable into Crescent Operating common stock, subject to certain conditions, at an exchange rate to be determined in the future based upon a formula calculation related to the offering price of shares of Company common stock in the planned rights offering. The Series A Preferred would earn a 9% per annum paid-in-kind dividend for as long as they remain outstanding, payable upon conversion or exchange through adjustment of the applicable conversion or exchange rate. The Series A Preferred would be senior to the Series B Preferred interests described below.

o An investment by SunTx of $19.0 million to acquire (i) units of Series B Convertible Redeemable Preferred Partnership Interest in Crescent Holdings (the "Series B Preferred") which are convertible into units of common partnership interest in Crescent Holdings at a fixed rate (subject to potential future adjustments) of $0.64 per unit and is exchangeable into Crescent Operating common stock, subject to certain conditions, at an exchange rate to be determined in the future based upon a formula calculation related to the offering price of shares of Company common stock in the planned rights offering and (ii) warrants for the purchase of 2.8 million shares of Crescent Operating common stock at a future date. The Series B Preferred would earn a 6% per annum paid-in-kind dividend for as long as they remain outstanding, payable upon conversion or exchange through adjustment of the applicable conversion or exchange rate.

As a result of the sale and issuance of these preferred partnership interests, Crescent Operating's percentage ownership interest in Crescent Holdings, which consists entirely of direct ownership of a common limited partnership interest and indirect ownership of a general partnership interest, will initially be reduced to approximately 24%. In the event the Series A Preferred and the Series B Preferred are exchanged for shares of Company common stock, the relative ownership percentage in the Company represented by the Company's now outstanding shares of common stock would be reduced, assuming an offering price for shares of Company common stock in the Company's planned rights offering as described below ranging from $0.07 to $1.00 per share, to between 3.1% and 29.4%. The dilutive effects of the issuance of the Series A Preferred and the Series B Preferred are described in detail in the Company's Definitive Proxy Statement.

Under the Capital Agreement, the Company agreed upon a value for its investment in CMC LP. Such agreed upon value served as an indicator to the Company that the potential existed for the impairment of certain assets as it relates to its current investment in Crescent Machinery. As required under Statement of Financial Accounting Standards No. 121, using all information available, the Company determined that certain assets within Crescent Machinery have carrying values which exceed the estimated undiscounted cash flows of those assets. As a result, the Company recorded an adjustment of $16.9 million as "impairment loss on assets" in the Company's results from operations for the nine months ended September 30, 2001. The Company will continue to evaluate the assets within Crescent Machinery for impairment and adjust such carrying values as necessary.

In connection with the transactions contemplated by the Sale Agreement and the Capital Agreement, and conditioned upon the approval and consummation of the transactions included in those agreements and the related transactions contemplated thereby, the Company will use its commercially reasonable best efforts to engage in a rights offering to its existing stockholders for the sale of up to $15.0 million of Company common stock. As soon as practicable after closing the transactions under the Sale Agreement and the Capital Agreement, the Company would distribute to each holder of its common stock as of a set record date rights to purchase additional shares of Company common stock at a purchase price equal the lesser of (a) the average of the reported closing prices for Company common stock for the twenty (20) trading days immediately preceding the fifth day prior to the commencement date of the rights offering, or (b) the average of the reported closing prices for Company common stock for the twenty
(20) trading days immediately following the commencement date of the rights offering. The purposes of the rights offering are to raise funds to further reduce the Company's remaining debt burden and to allow Crescent Operating's existing stockholders the opportunity to partially offset the dilutive effect the securities sale transactions under the Capital Agreement will have on the ownership interests in Crescent Operating. This notice does not constitute an offer of any securities for sale. The rights offering would be effectuated pursuant to an effective registration statement that would be filed with the Securities and Exchange Commission.

If a successful restructuring is not completed and/or significant new equity is not obtained, it is likely that the Company would be unable to meet its financial obligations in a timely manner. The Company has modified certain debt agreements with Crescent Partnership to (i) defer principal and interest payments until the earlier of December 31, 2001 or the close of the transaction contemplated by the Sale Agreement and (ii) cease the accrual of interest on certain debt instruments as of May 1, 2001. Interest payments and hospitality related rent payments accrued but deferred as of September 30, 2001 totaled approximately $8.5 million and $34.1 million, respectively. If a restructuring of the Company pursuant to the Sale Agreement and the Capital Agreement is successfully completed, the Company believes that it will be able to meet its future capital requirements. Based on the above, the Company's auditors report on the financial statements included in its 2000 Annual Report on Form 10-K expressed substantial doubt about the Company's ability to continue to operate as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

As of January 1, 2001, the Company was required to adopt SFAS No. 133, as amended by SFAS No. 138. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, provides that all derivative instruments be recognized as either assets or liabilities depending on the rights or obligations under the contract and that all derivative instruments be measured at fair value. Upon adoption, the Company was required to record the net comprehensive loss related to its investment in Magellan warrants as a charge in the statement of operations. Based on the value of the warrants on December 31, 2000, the Company expensed $9.5 million on January 1, 2001 as a cumulative effect of change in accounting principle. From January 1, 2001 forward, the Company will record changes in the fair value of these warrants in the statement of operations as investment income (loss). For the three and nine months ended September 30, 2001, the Company recorded changes in the fair value of these warrants, as calculated using the Black-Scholes pricing model, as investment income (loss) of $(1.8) million and $6.0 million in the Company's statement of operations.

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

                          SEGMENT FINANCIAL INFORMATION
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The following is a summary of Crescent Operating's estimated financial information reported by segment for the three months ended September 30, 2001:

                                                     EQUIPMENT                TEMPERATURE
                                                       SALES                  CONTROLLED     LAND
                                                    AND LEASING  HOSPITALITY   LOGISTICS  DEVELOPMENT       OTHER          TOTAL
                                                    -----------  -----------  ----------- -----------     ---------      ---------

Revenues .........................................   $  32,523    $  53,840      $  --     $  34,274      $      --      $ 120,637

Operating expenses ...............................      34,469       58,360         --        37,106            502        130,437
                                                     ---------    ---------      -----     ---------      ---------      ---------
Income (loss) from operations ....................      (1,946)      (4,520)        --        (2,832)          (502)        (9,800)
                                                     ---------    ---------      -----     ---------      ---------      ---------
Investment income (loss) .........................          --       (2,053)        --         7,840         (1,779)         4,008
                                                     ---------    ---------      -----     ---------      ---------      ---------
Other (income) expense
     Interest expense ............................       1,751          253         --         2,954            252          5,210
     Interest income .............................          (5)         (44)        --          (837)            (3)          (889)
     Impairment of investment (Note 2) ...........       5,052           --         --            --             --          5,052
     Other .......................................         850           --         --             3             (1)           852
                                                     ---------    ---------      -----     ---------      ---------      ---------
Total other (income) expense .....................       7,648          209         --         2,120            248         10,225
                                                     ---------    ---------      -----     ---------      ---------      ---------
Income (loss) before income taxes and
     minority interests ..........................      (9,594)      (6,782)        --         2,888         (2,529)       (16,017)
Income tax provision (benefit) ...................       3,046       (1,870)        --         1,106           (872)         1,410
                                                     ---------    ---------      -----     ---------      ---------      ---------
Income (loss) before minority interests ..........     (12,640)      (4,912)        --         1,782         (1,657)       (17,427)
Minority interests ...............................          --        2,093         --        (1,763)            --            330
                                                     ---------    ---------      -----     ---------      ---------      ---------
Net income (loss) ................................   $ (12,640)   $  (2,819)     $  --     $      19      $  (1,657)     $ (17,097)
                                                     =========    =========      =====     =========      =========      =========

Net income (loss) per share, basic and diluted ...   $   (1.22)   $   (0.27)     $  --     $    0.00      $   (0.16)     $   (1.65)
                                                     =========    =========      =====     =========      =========      =========

EBITDA Calculation: (1)
     Net income (loss) ...........................   $ (12,640)   $  (2,819)     $  --     $      19      $  (1,657)     $ (17,097)
     Interest expense, net .......................       1,746            7         --           162            249          2,164
     Income tax provision (benefit) ..............       3,046       (1,808)        --            50           (872)           416
     Depreciation and amortization ...............       4,881          490         --           296            (17)         5,650
                                                     ---------    ---------      -----     ---------      ---------      ---------
EBITDA ...........................................   $  (2,967)   $  (4,130)     $  --     $     527      $  (2,297)     $  (8,867)
                                                     =========    =========      =====     =========      =========      =========

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

                          SEGMENT FINANCIAL INFORMATION
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The following is a summary of Crescent Operating's estimated financial information reported by segment for the nine months ended September 30, 2001:

                                                    EQUIPMENT                TEMPERATURE
                                                      SALES                  CONTROLLED        LAND
                                                   AND LEASING  HOSPITALITY   LOGISTICS     DEVELOPMENT     OTHER        TOTAL
                                                   -----------  -----------  -----------    -----------   ---------    ---------

Revenues .........................................  $  91,314    $ 173,132    $      --      $ 143,075    $      --    $ 407,521

Operating expenses ...............................     95,230      182,496           21        144,656        1,439      423,842
                                                    ---------    ---------    ---------      ---------    ---------    ---------
Income (loss) from operations ....................     (3,916)      (9,364)         (21)        (1,581)      (1,439)     (16,321)
                                                    ---------    ---------    ---------      ---------    ---------    ---------
Investment income (loss) .........................         --       (4,270)      (4,417)        29,583        6,035       26,931
                                                    ---------    ---------    ---------      ---------    ---------    ---------
Other (income) expense
     Interest expense ............................      6,441          759           --          9,839        3,157       20,196
     Interest income .............................        (11)         (82)          --         (2,889)          16       (2,966)
     Impairment of Investment (Note 2) ...........     16,902           --           --             --           --       16,902
     Other .......................................      1,187           --           --           (649)          (4)         534
                                                    ---------    ---------    ---------      ---------    ---------    ---------
Total other (income) expense .....................     24,519          677           --          6,301        3,169       34,666
                                                    ---------    ---------    ---------      ---------    ---------    ---------
Income (loss) before income taxes,
     minority interests and accounting change ....    (28,435)     (14,311)      (4,438)        21,701        1,427      (24,056)
Income tax provision (benefit) ...................     (4,371)      (2,001)      (1,775)         7,918        4,540        4,311
                                                    ---------    ---------    ---------      ---------    ---------    ---------
Income (loss) before minority interests and
     accounting change ...........................    (24,064)     (12,310)      (2,663)        13,783       (3,113)     (28,367)
Minority interests ...............................         --        6,338           --        (11,902)          --       (5,564)
                                                    ---------    ---------    ---------      ---------    ---------    ---------
Income (loss) before accounting change ...........    (24,064)      (5,972)      (2,663)         1,881       (3,113)     (33,931)
Cumulative effect of change in
     accounting principle ........................         --           --           --             --       (9,508)      (9,508)
                                                    ---------    ---------    ---------      ---------    ---------    ---------
Net income (loss) ................................  $ (24,064)   $  (5,972)   $  (2,663)     $   1,881    $ (12,621)   $ (43,439)
                                                    =========    =========    =========      =========    =========    =========

Net income (loss) per share, basic and diluted ...  $   (2.33)   $   (0.58)   $   (0.26)     $    0.18    $   (1.22)   $   (4.20)
                                                    =========    =========    =========      =========    =========    =========

EBITDA Calculation: (1)
     Net income (loss) ...........................  $ (24,064)   $  (5,972)   $  (2,663)     $   1,881    $ (12,621)   $ (43,439)
     Interest expense, net .......................      6,430           69          596            520        3,173       10,788
     Income tax provision (benefit) ..............     (4,371)      (3,671)      (1,775)         1,337        4,540       (3,940)
     Depreciation and amortization ...............     14,598        1,168        1,779            921          (52)      18,414
                                                    ---------    ---------    ---------      ---------    ---------    ---------
EBITDA ...........................................  $  (7,407)   $  (8,406)   $  (2,063)     $   4,659    $  (4,960)   $ (18,177)
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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

Total revenue decreased $61.5 million, or 33.8%, to $120.6 million for the three months ended September 30, 2001, compared with $182.1 million for the three months ended September 30, 2000. Total revenue decreased $118.6 million, or 22.5%, to $407.5 million for the nine months ended September 30, 2001, compared with $526.1 million for the nine months ended September 30, 2000. The decrease in total revenue is attributable to the factors discussed in the following paragraphs. In addition, the Company believes that revenues for each of the following segments were, and are likely to continue to be, impacted significantly and negatively as a consequence of the September 11, 2001 terrorist attacks against the United States and the continuing threat of terrorism, as consumers curtail their vacation travel and their purchase of vacation homes and as certain industries reduce their construction expenditures.

Equipment Sales and Leasing Segment

Equipment sales and leasing revenue decreased $1.3 million, or 3.8%, to $32.5 million for the three months ended September 30, 2001, compared with $33.8 million for the three months ended September 30, 2000. Equipment sales and leasing revenue decreased $17.2 million, or 15.9%, to $91.3 million for the nine months ended September 30, 2001, compared with $108.5 million for the nine months ended September 30, 2000. Significant components of the three month decrease were:

o a net decrease of $0.3 million in new and used equipment sales for the three months ended September 30, 2001, which includes revenues from auctions of $5.0 million, as compared to the corresponding period in 2000 primarily due to lower sales volumes resulting from the slowing economy and the closing of Crescent Machinery's Franklin, Indiana location in January 2001; and

o a decrease of $0.9 million in parts, service and supplies revenue for the three months ended September 30, 2001 as compared to the corresponding period in 2000 primarily due to decreased demand for maintenance and repair work; partially offset by

o an increase of $0.2 million in rental revenue for the three months ended September 30, 2001 as compared to the corresponding period in 2000 primarily due to increased utilization of the rental fleet.

Significant components of the nine month decrease were:

o a decrease of $17.5 million in new and used equipment sales for the nine months ended September 30, 2001, which includes revenues from auctions of $5.0 million, as compared to the corresponding period in 2000 primarily due to unusually high sales volumes in March 2000, lower sales volumes in 2001 resulting from the slowing economy, the closing of Crescent Machinery's Franklin, Indiana location in January 2001, and adverse weather conditions in certain markets in the first quarter of 2001; and

o a decrease of $2.7 million in parts, service and supplies revenue for the nine months ended September 30, 2001 as compared to the corresponding period in 2000 primarily due to decreased demand for maintenance and repair work; partially offset by

o an increase of $3.0 million in rental revenue for the nine months ended September 30, 2001 as compared to the corresponding period in 2000 primarily due to increased rates and utilization of the rental fleet.

Hospitality Segment

Hospitality revenue decreased $15.1 million, or 21.9%, to $53.8 million for the three months ended September 30, 2001, compared with $68.9 million for the three months ended September 30, 2000. Revenues decreased $34.5 million, or 16.6%, to $173.1 million for the nine months ended September 30, 2001, compared with $207.6 million for the nine months ended September 30, 2000. Significant components of the three month decrease were:

o no revenues at the Four Seasons Hotel in Houston for the three months ended September 30, 2001 due to the sale of the hotel on November 3, 2000 as compared to revenues of $9.1 million for the three months ended September 30, 2000; and

o a decrease in revenues of $7.2 million from the Denver Marriot, the Hyatt Regency Beaver Creek, Sonoma Mission Inn, Ventana Inn & Spa and Canyon Ranch-Tucson due primarily to decreased occupancy as a result of weaker market conditions for the three months ended September 30, 2001 as compared to the corresponding period in 2000; partially offset by

o an increase in revenues of $1.2 million from the Renaissance Hotel due primarily to increased occupancy and rates for the three months ended September 30, 2001 as compared to the corresponding period in 2000.

Significant components of the nine month decrease were:

o a decrease in revenues of $9.4 million from the Denver Marriot, the Hyatt Regency Beaver Creek and Sonoma Mission Inn due primarily to decreased occupancy as a result of weaker market conditions for the nine months ended September 30, 2001 as compared to the corresponding period in 2000; and

o no revenues at the Four Seasons Hotel in Houston for the nine months ended September 30, 2001 due to the sale of the hotel on November 3, 2000 as compared to revenues of $29.0 million for the nine months ended September 30, 2000; partially offset by

o an increase revenues of $4.0 million from the Renaissance Hotel, Hyatt Regency Albuquerque and Canyon Ranch-Lenox due primarily to increased rates for the nine months ended September 30, 2001 as compared to the corresponding period in 2000.

Land Development Segment

Land development revenue, which represents revenue from Desert Mountain Development and COPI Colorado prior to the elimination of the minority interests, decreased $45.1 million, or 56.8%, to $34.3 million for the three months ended September 30, 2001, compared with $79.4 million for the three months ended September 30, 2000. Revenues decreased $66.9 million, or 31.9%, to $143.1 million for the nine months ended September 30, 2001, compared with $210.0 million for the nine months ended September 30, 2000. Significant components of the three month decrease were:

o a decrease of $9.4 million in revenue from Desert Mountain Development for the three months ended September 30, 2001 as compared to the corresponding period in 2000 due to weaker market conditions resulting in fewer number of lots and homes being sold; and

o a decrease of $35.7 million in revenue from COPI Colorado for the three months ended September 30, 2001 as compared to the corresponding period in 2000, primarily due to a decrease in real estate sales due to weaker market conditions as well as the reduced revenues as a result of dispositions of property management subsidiaries at the end of the first quarter 2001.

Significant components of the nine month decrease were:

o a decrease of $50.4 million in revenue from Desert Mountain Development for the nine months ended September 30, 2001 as compared to the corresponding period in 2000 due to weaker market conditions resulting in fewer number of lots and homes being sold; and

o a decrease of $16.5 million in revenue from COPI Colorado for the nine months ended September 30, 2001 as compared to the corresponding period in 2000, primarily due to a decrease in real estate sales due to weaker market conditions as well as the reduced revenues as a result of dispositions of property management subsidiaries at the end of the first quarter 2001.

OPERATING EXPENSES

Total operating expenses decreased $45.2 million, or 25.7%, to $130.4 million for the three months ended September 30, 2001, compared with $175.6 million for the three months ended September 30, 2000. Total operating expenses decreased $82.2 million, or 16.2%, to $423.8 million for the nine months ended September 30, 2001, compared with $506.0 million for the nine months ended September 30, 2000. The decrease in total operating expenses is attributable to the factors discussed in the following paragraphs.

Equipment Sales and Leasing Segment

Equipment sales and leasing expenses increased $1.5 million, or 4.5%, to $34.5 million for the three months ended September 30, 2001, compared with $33.0 million for the three months ended September 30, 2000. Equipment sales and leasing expenses decreased $10.2 million, or 9.7%, to $95.2 million for the nine months ended September 30, 2001, compared with $105.4 million for the nine months ended September 30, 2000. Significant components of the three month increase were:

o an increase of $0.2 million in new and used equipment expenses for the three months ended September 30, 2001 as compared to the corresponding period in 2000 primarily due to the inventory reduction plan of the Company whereby a significant amount of inventory was sold through auctions resulting in unfavorable pricing and a disproportional amount of expenses as compared to revenue; and

o an increase of $0.5 million in rental expenses for the three months ended September 30, 2001 as compared to the corresponding period in 2000 primarily due to larger rental inventory resulting in increased depreciation expense, increased maintenance costs on the rental fleet as well as an increase in lease costs associated with a portion of its re-rental revenue; and

o an increase of $1.4 million in general and administrative expenses for the three months ended September 30, 2001 as compared to the corresponding period in 2000 primarily due to severance costs associated with the reduction in employees, increased costs of insurance and taxes; partially offset by

o a decrease of $0.6 million in parts, service and supplies expenses for the three months ended September 30, 2001 as compared to the corresponding period in 2000 primarily as a result of a decrease in parts, service and supplies revenue for the same period.

Significant components of the nine month decrease were:

o a decrease of $14.1 million in new and used equipment expenses for the nine months ended September 30, 2001 as compared to the corresponding period in 2000 as a result of a decrease in new and used equipment sales for the same period; and

o a decrease of $1.6 million in parts, service and supplies expenses for the nine months ended September 30, 2001 as compared to the corresponding period in 2000 primarily as a result of a decrease in parts, service and supplies revenue for the same period; partially offset by

o an increase of $4.5 million in rental expenses for the nine months ended September 30, 2001 as compared to the corresponding period in 2000 primarily due to larger rental inventory resulting in increased depreciation expense, increased maintenance costs on the rental fleet as well as an increase in lease costs associated with a portion of its re-rental revenue; and

o an increase of $1.0 million in general and administrative expenses for the nine months ended September 30, 2001 as compared to the corresponding period in 2000 primarily due to severance costs associated with the reduction in employees, increased costs of insurance and taxes.

Hospitality Segment

Hospitality expenses decreased $11.6 million, or 16.6%, to $58.4 million for the three months ended September 30, 2001, compared with $70.0 million for the three months ended September 30, 2000. Expenses decreased $25.0 million, or 12.0%, to $182.5 million for the nine months ended September 30, 2001, compared with $207.5 million for the nine months ended September 30, 2000. Significant components of the three month decrease were:

o a decrease in rent and expenses in the amount of $4.6 million consistent with decreased revenues generated by certain of the Hospitality Properties as a result of decreased occupancy during the three months ended September 30, 2001 as compared to the corresponding period in 2000; and

o no rent or expenses associated with the Four Seasons Hotel in Houston for the three months ended September 30, 2001 due to the sale of the hotel on November 3, 2000 as compared to rent and expenses of $9.0 million for the three months ended September 30, 2000; partially offset by

o additional rent and expenses from Renaissance Hotel and Hyatt Regency Albuquerque in the amount of $1.7 million for the three months ended September 30, 2001 as compared to the corresponding period in 2000 due to costs incurred in association with increased revenues as well as increased base rent as a result of capital expenditures made at Renaissance Hotel.

Significant components of the nine month decrease were:

o a decrease in rent and expenses in the amount of $3.1 million consistent with decreased revenues generated by certain of the Hospitality Properties as a result of decreased occupancy during the nine months ended September 30, 2001 as compared to the corresponding period in 2000; and

o no rent or expenses associated with the Four Seasons Hotel in Houston for the nine months ended September 30, 2001 due to the sale of the hotel on November 3, 2000 as compared to rent and expenses of $27.0 million for the nine months ended September 30, 2000; partially offset by

o additional rent and expenses from Renaissance Hotel and Hyatt Regency Albuquerque in the amount of $4.1 million for the nine months ended September 30, 2001 as compared to the corresponding period in 2000 due to costs incurred in association with increased revenues as well as increased base rent as a result of capital expenditures made at Renaissance Hotel.

Land Development Segment

Land development expenses, which primarily represent operating costs incurred by Desert Mountain Development and COPI Colorado prior to the elimination of the minority interests, decreased $34.8 million, or 48.4%, to $37.1 million for the three months ended September 30, 2001, compared with $71.9 million for the three months ended September 30, 2000. Expenses decreased $45.8 million, or 24.1%, to $144.6 million for the nine months ended September 30, 2001, compared with $190.4 million for the nine months ended September 30, 2000. Significant components of the three month decrease were:

o a decrease of $5.0 million in expenses incurred by Desert Mountain Development during the three months ended September 30, 2001 as compared to the corresponding period in 2000 primarily due to lower costs associated with decreased home and lot sales; and

o a decrease of $29.8 million in expenses incurred by COPI Colorado during the three months ended September 30, 2001 as compared to the corresponding period in 2000, primarily due to lower costs associated with less real estate sales as well as lower costs due to dispositions of property management subsidiaries at the end of the first quarter 2001.

Significant components of the nine month decrease were:

o a decrease of $35.9 million in expenses incurred by Desert Mountain Development during the nine months ended September 30, 2001 as compared to the corresponding period in 2000 primarily due to lower costs associated with decreased home and lot sales; partially offset by

o a decrease of $9.8 million in expenses incurred by COPI Colorado during the nine months ended September 30, 2001 as compared to the corresponding period in 2000, primarily due to lower costs associated with less real estate sales as well as lower costs due to dispositions of property management subsidiaries at the end of the first quarter 2001.

Corporate General and Administrative Expenses

Corporate general and administrative expenses totaled $0.5 million and $1.5 million for the three and nine months ended September 30, 2001, respectively, as compared to $0.7 million and $2.7 million for the three and nine months ended September 30, 2000. These expenses consisted of general corporate overhead costs, such as legal and accounting costs, insurance costs and corporate salaries. The decrease for the nine months ended September 30, 2001 compared to the same period in 2000 is primarily attributable to a decrease in the number of corporate employees in 2001 and to transaction costs of approximately $0.5 million incurred by the Company in the first half of 2000 in conjunction with the negotiation of the asset purchase agreement with CBHS which did not recur in 2001.

INVESTMENT INCOME

Investment income decreased $1.3 million or 24.5%, to $4.0 million for the three months ended September 30, 2001, compared with $5.3 million for the three months ended September 30, 2000. Significant components of the decrease were:

o investment loss in the amount of $1.8 million realized from the decrease in the fair value of the Company's Magellan warrants which is recorded in the statement of operations effective January 1, 2001 as required under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities;

o an increase in equity in loss of CDMC projects in the amount of $0.9 million; and

o an increase in equity in loss of CRL in the amount of $2.1 million; partially offset by

o an increase in equity in income of Landevco in the amount of $2.2 million primarily due to increased residential and commercial land sales; and

o a decrease in equity in loss of AmeriCold Logistics in the amount of $1.3 million.

Investment income increased $14.8 million, or 123.3%, to $26.9 million, for the nine months ended September 30, 2001, compared with $12.1 million for the nine months ended September 30, 2000. Significant components of the increase were:

o an increase in equity in income of Landevco in the amount of $11.4 million primarily due to increased residential and commercial land sales;

o a decrease in equity in loss of AmeriCold Logistics in the amount of $2.0 million; and

o investment income in the amount of $6.0 million realized from the increase in the fair value of the Company's Magellan warrants which is recorded in the statement of operations effective January 1, 2001 as required under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; partially offset by

o    an increase in equity in loss of CRL in the amount of $2.4 million;

o an increase in equity in loss of CDMC projects in the amount of $1.2 million; and

o the one-time gain on sale of the Houston Center Athletic Club of $1.6 million that occurred during the nine months ended September 30, 2000.

OTHER (INCOME) EXPENSE

Other (income) expense increased $1.8 million, or 21.4%, to $10.2 million for the three months ended September 30, 2001, compared with $8.4 million for the three months ended September 30, 2000. Significant components of the decrease were:

o recording of an impairment loss on assets of $5.1 million related to certain Crescent Machinery assets; partially offset by

o    a net decrease in interest expense of $4.1 million.

Other (income) expense increased $11.5 million, or 49.6%, to $34.7 million for the nine months ended September 30, 2001, compared with $23.2 million for the nine months ended September 30, 2000. Significant components of the decrease were:

o recording of an impairment loss on assets of $16.9 million related to certain Crescent Machinery assets; partially offset by

o    a net decrease in interest expense of $5.8 million.

INCOME TAX PROVISION (BENEFIT)

Income tax provision of $1.4 million for the three months ended September 30, 2001 represents a change of $0.5 million from the three months ended September 30, 2000. Income tax provision consisted of a $1.1 million tax provision for the Land Development segment and a $3.1 million tax provision for the Equipment Sales and Leasing segment, partially offset by a $0.9 million tax benefit at the corporate level and a $1.9 million tax benefit for the Hospitality segment.

Income tax provision of $4.3 million for the nine months ended September 30, 2001 represents a change of $2.1 million from the nine months ended September 30, 2000. Income tax provision consisted of a $7.9 million tax provision for the Land Development segment and a $4.6 million tax provision at the corporate level, partially offset by a $4.4 million tax benefit for the Equipment Sales and Leasing segment, a $1.8 million tax benefit for the Temperature Controlled Logistics segment and a $2.0 million tax benefit for the Hospitality segment.

The Company generally provides for taxes using a 40% effective rate on the Company's share of income or loss. The Company increased its valuation allowance by $13.4 million in the second and third quarters of 2001 to offset a portion of the deferred tax assets for which the ultimate realization in future years is uncertain. Management believes that the remaining deferred tax asset will be realized due to tax planning strategies associated with an anticipated restructure. Inability of the Company to execute business plans for certain of the Company's segments could affect the ultimate realization of the deferred tax assets.

MINORITY INTERESTS

Minority interests decreased $7.0 million, or 104.5%, to $0.3 million for the three months ended September 30, 2001, compared to ($6.7) million for the three months ended September 30, 2000. Minority interests decreased $10.7 million, or 65.6%, to ($5.6) million for the nine months ended September 30, 2001, compared with ($16.3) million for the nine months ended September 30, 2000. Minority interests consist of the non-voting interests in the Land Development segment and in CRL Investments.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Cumulative effect of change in accounting principle increased $9.5 million, or 100%, for the nine months ended September 30, 2001 as compared to the corresponding period in 2000. The change from the prior year was due to the adoption of SFAS No. 133 on January 1, 2001, whereby the Company realized a $9.5 million loss related to its investment in Magellan warrants, calculated as the difference between the original cost of the Magellan warrants and their estimated fair value at January 1, 2001 as calculated using the Black-Scholes pricing model.

LIQUIDITY AND CAPITAL RESOURCES

As discussed in this Form 10-Q (see Overview - Restructuring of Crescent Operating), the Company's management is seeking shareholder approval for a strategic restructuring of the Company through execution of the Sale Agreement and the Capital Agreement. If the transactions contemplated by the Sale Agreement and Capital Agreement are not completed, the Company will not have adequate capital to meet its needs. In connection with the execution of the Sale Agreement on June 28, 2001, the Company has modified certain debt agreements with Crescent Partnership to (i) defer principal and interest payments until the earlier of December 31, 2001 or the close of the transaction contemplated by the Sale Agreement and (ii) cease the accrual of interest on certain debt instruments as of May 1, 2001. Interest payments and hospitality related rent payments accrued but deferred as of September 30, 2001 totaled approximately $8.5 million and $34.1 million, respectively. Based on the above, the Company's auditors report included on the financial statements included in its 2000 Annual Report on Form 10-K expressed substantial doubt about the Company's ability to continue to operate as a going concern. Crescent Machinery is currently in default on certain major loans from commercial institutions due to Crescent Machinery's decision not to pay the principal portion of payment installments due in September and October 2001 in the total amount of $3.2 million. Outstanding principal amounts under default by Crescent Machinery totaled $66.7 million at September 30, 2001. Crescent Machinery's lenders have not exercised remedies available for Crescent Machinery's payment default, the defaults have not adversely affected Crescent Machinery's ability to conduct its business and Crescent Machinery and those lenders are negotiating about the defaults and about modifying certain terms, including payment obligations, of the existing credit lines. Although Crescent Machinery believes it can reach satisfactory arrangements with the lenders regarding these issues, there can be no assurance that Crescent Machinery can reach satisfactory arrangements with all of the lenders and the failure to do so may have a serious adverse effect on the operations of the Company and on the contemplated restructuring.

CASH FLOWS

Cash and cash equivalents include amounts from all consolidated subsidiaries, including subsidiaries not wholly-owned. Changes, therefore, do not necessarily represent increases or decreases in cash directly available to the Company.

Cash and cash equivalents were $35.4 million and $62.1 million at September 30, 2001 and December 31, 2000, respectively. The 43.0% decrease is attributable to $166.2 million of cash used in operating activities, partially offset by $6.3 million and $133.3 million of cash provided by investing and financing activities, respectively.

OPERATING ACTIVITIES

Net cash flows used in operating activities for the nine months ended September 30, 2001 were $166.2 million compared with net cash used in operating activities of $0.6 million for the nine months ended September 30, 2000. The Company's outflow of cash used in operating activities of $166.2 million was primarily attributable to a net loss of $43.4 million, adjusted for:

o    provision for deferred taxes of $8.6 million;

o    change in fair value of Magellan warrants of $6.0 million;

o    cumulative effect of change in accounting principle of $9.5 million;

o    equity in income of unconsolidated subsidiaries of $20.9 million;

o    non-cash depreciation and amortization of $23.5 million; and

o    impairment loss on assets of $16.9 million.

In addition, the Company had outflows from:

o    an increase in real estate of $196.1 million;

o    decrease in accounts payable and accrued expenses of $12.7 million; and

o    an increase in prepaid expenses and current assets of $7.7 million.

The outflow of cash used in operating activities was partially offset by inflows from:

o    increase in accounts payable and accrued expenses - CEI of $31.0 million;

o    increase in accounts receivable of $20.8 million;

o    increase in inventories of $12.0 million; and

o    increase in deferred revenue of $10.5 million.

INVESTING ACTIVITIES

Net cash flows provided by investing activities for the nine months ended September 30, 2001 were $6.3 million compared with net cash used in investing activities of $15.0 million for the nine months ended September 30, 2000. The Company's outflow of cash provided by investing activities of $6.3 million was primarily attributable to inflows from:

o    distributions from investments on controlled subsidiaries of $29.1 million;

o    proceeds from the sale of property and equipment of $14.4 million; and

o    net proceeds from sale and collection of notes receivable of $8.3 million.

The inflow of cash provided by investing activities was partially offset by outflows from:

o    purchases of property and equipment of $25.8 million; and

o disposition of business interest by controlled subsidiary, net of cash transferred of $17.7 million.

FINANCING ACTIVITIES

Net cash flows provided by financing activities for the nine months ended September 30, 2001 were $133.3 million compared with net cash provided by financing activities of $24.2 million for the nine months ended September 30, 2000. The Company's inflow of cash provided by financing activities of $133.3 million was primarily attributable to inflows from:

o    proceeds of long-term debt of $303.2 million; and

o    capital contributions attributable to minority interests of $4.3 million.

The inflow of cash provided by financing activities was partially offset by outflows from:

o    payments of long-term debt of $151.6 million; and

o    distributions to minority interests of $22.3 million.

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

A tentative global Stipulation of Settlement of all WARN matters has been reached and filed with the District and Bankruptcy Courts. The settlement is subject to approval by the District and Bankruptcy Courts (both matters are being heard by the same judge) and class certification. In addition, the Company can withdraw from the settlement under certain circumstances set out in the Stipulation of Settlement.

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

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Crescent Machinery is currently in default on certain major loans from commercial institutions due to Crescent Machinery's decision not to pay the principal portion of payment installments due in September and October 2001 in the total amount of $3.2 million. Outstanding principal amounts under default by Crescent Machinery totaled $66.7 million at September 30, 2001. Crescent Machinery's lenders have not exercised remedies available for Crescent Machinery's payment default, the defaults have not adversely affected Crescent Machinery's ability to conduct its business and Crescent Machinery and those lenders are negotiating about the defaults and about modifying certain terms, including payment obligations, of the existing credit lines. Although Crescent Machinery believes it can reach satisfactory arrangements with the lenders regarding these issues, there can be no assurance that Crescent Machinery can reach satisfactory arrangements with all of the lenders and the failure to do so may have a serious adverse effect on the operations of the Company and on the contemplated restructuring .

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

  10.131 Management Rights Agreement dated as of February 6, 2001, by and among Crescent Operating, Inc., Crescent Machinery
                  Company, Crescent Machinery Company, LP, and SunTX Capital
                  Management Corp. (filed as Exhibit 10.131 to June 30, 2001
                  Form 10-Q and incorporated by reference herein)

(b)  Reports on Form 8-K

     Form 8-K filed, on July 16, 2001, announcing the Company's execution of definitive agreements for (i) the sale to Crescent Partnership of all the business assets in its hospitality segment, and all of the shares of stock of its subsidiary corporations in its land development segment and (ii) the sale and issuance by Crescent Machinery Holdings, L.P., a wholly-owned subsidiary of the Company, to CRE Equipment Holdings, LLC and SunTx CMLP, Inc. of preferred partnership interests of Crescent Machinery Holdings, L.P. and the issuance to SunTx of warrants to purchase shares of Crescent Operating common stock, for aggregate consideration of $29.0 million.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of November, 2001.

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

  10.131 Management Rights Agreement dated as of February 6, 2001, by and among Crescent Operating, Inc., Crescent Machinery
                  Company, Crescent Machinery Company, LP, and SunTX Capital
                  Management Corp. (filed as Exhibit 10.131 to June 30, 2001
                  Form 10-Q and incorporated by reference herein)