Form 10-K
period 2001-12-31
CRESCENT OPERATING INC
filed 2002-05-02
CIK 1035426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2001

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

                               YES [ ]   NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the 9,377,414 shares of $0.01 par value common stock held by non-affiliates (all directors, executive officers and persons holding 10% or more of the outstanding shares of common stock are presumed to be affiliates for the purposes of this calculation) of the registrant on March 28, 2002 was $3.9 million based upon the closing price of $0.42 on The OTC Bulletin Board.

Number of shares of Common Stock outstanding as of March 28, 2002:  10,828,497

                                TABLE OF CONTENTS


                                                                                      PAGE
                                                                                      ----

                                     PART I.

Item 1.    Business................................................................     5
Item 2.    Properties..............................................................    22
Item 3.    Legal Proceedings.......................................................    22
Item 4.    Submission of Matters to a Vote of Security Holders.....................    23


                                    PART II.

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters...    24
Item 6.    Selected Financial Data.................................................    25
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...............................................    27
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk..............    39
Item 8     Financial Statements and Supplementary Data.............................    39
Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure..................................    40


                                    PART III.

Item 10.   Directors and Executive Officers of the Registrant......................    40
Item 11.   Executive Compensation..................................................    41
Item 12.   Security Ownership of Certain Beneficial Owners and Management..........    43
Item 13.   Certain Relationships and Related Transactions..........................    44


                                    PART IV.

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......    49

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although Crescent Operating, Inc. (the "Company" or "Crescent Operating") believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those the Company expects to achieve. The Company's auditors report included on the financial statements included in this Annual Report on Form 10-K has expressed substantial doubt about the Company's ability to continue to operate as a going concern. Some of the other factors that might cause material variation from the expectations reflected in the forward-looking statements include:

     o the current inability of Crescent Operating to pay its deferred rent obligations to Crescent Real Estate Equities Limited Partnership ("Crescent Partnership"), the operating partnership of Crescent Real Estate Equities Company ("Crescent Equities", "Crescent Real Estate" or "CEI");

     o the ability of Crescent Operating to generate income from the assets remaining after the transfers of its hospitality and land development businesses pursuant to the Settlement Agreement;

     o the Company's inability to complete the transactions contemplated by the February 14, 2002 Settlement Agreement with Crescent Partnership, including but not limited to, holding a shareholders' meeting to approve the prepackaged bankruptcy plan contemplated by the Settlement Agreement; obtaining shareholder approval for that plan; or filing that plan in the form contemplated;

     o failure of Crescent Equities to provide assistance and funding to the Company of substantially all the costs of performing the steps required under the Settlement Agreement for implementation of the prepackaged bankruptcy plan, which funding is expected to provide for the preparation of a proxy statement for a shareholders' meeting to approve the prepackaged bankruptcy plan, the solicitation of proxies for that meeting, and all other expenses associated therewith; the expenses of operating the Company from the date of the Settlement Agreement through the commencement of the prepackaged bankruptcy; and the settlement or satisfaction of all of the Company's known creditors;

     o the Company's inability, after the commencement of bankruptcy proceedings, to control the course or outcome of the proceedings or its business operations, as federal bankruptcy law places the ultimate control over the bankrupt debtor into the discretion of the bankruptcy court;

     o the unpredictable nature of course or outcome of Crescent Machinery Company's bankruptcy proceedings;

     o even if the prepackaged bankruptcy plan is confirmed as contemplated, the Company will not have the ability to control the issuance of CEI common shares to Crescent Operating stockholders, following confirmation of the prepackaged bankruptcy plan;

     o the Company's inability to make any forecast regarding shareholders' recovery in bankruptcy if the prepackaged bankruptcy plan is not approved by the shareholders prior to the Company's filing for bankruptcy protection, as the Company's debts far exceed its assets, and its creditors, including CEI, may not be paid in full, and, consequently, it is probable that if the stockholders do not approve the prepackaged bankruptcy plan, the stockholders would receive no distributions with respect to their share ownership in the Company;

     o the Company's inability to sell its interest in the tenant of the AmeriCold temperature controlled logistics properties to a new entity that will be owned by the CEI shareholders, proceeds of which sale would be applied by the Company to the repayment of the Company's $15.0 million obligation to Bank of America;

     o the high levels of debt that the Company maintains and the Company's current inability to generate revenue sufficient to meet debt service payments, other obligations and operating expenses;

     o the availability of the financing that likely will be necessary to maintain the Company's operations and investments;

     o the current and continuing underperformance or non-performance of the Company's existing business investments;

     o the Company's inability to reach an agreement with its creditors which may result in the Company losing control of its remaining assets or operations or both either through foreclosure or bankruptcy;

     o any unfavorable resolution of issues that relate to the bankruptcy petition of Charter Behavioral Health Systems, LLC ("CBHS"), including, but not limited to, judgments against the Company in respect of lawsuits instituted in connection with the closure of certain CBHS facilities prior to CBHS's filing bankruptcy;

     o the impact of changes in the industries in which the Company's businesses and investments operate (including equipment sales and leasing and temperature controlled logistics) and the economic, demographic and other competitive conditions affecting those industries, the Company's cash flows and the value of the Company's investments, and

     o the impact of terrorism acts on the industries in which the Company's businesses and investments operate (including equipment sales and leasing and temperature controlled logistics).


Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company is not obligated to update these forward-looking statements to reflect any future events or circumstances.

                                     PART I
ITEM 1. BUSINESS
                                   THE COMPANY

Crescent Operating, Inc., a Delaware corporation, was formed on April 1, 1997, by Crescent Equities and its subsidiary Crescent Partnership. Effective June 12, 1997 Crescent Equities distributed shares of Crescent Operating common stock to shareholders of Crescent Equities and unit holders of Crescent Partnership (the "Spinoff"), and, on that date, Crescent Operating became a public company. Crescent Operating was formed to be the lessee and operator of certain assets owned or to be acquired by Crescent Partnership, but which Crescent Partnership could not operate due to Crescent Equities' status as a real estate investment trust ("REIT"). Unless the context otherwise requires, the terms "Crescent Operating", "the Company", "Crescent Equities", "CEI" and "Crescent Partnership" include the subsidiaries of each and, in the case of "CEI", "Crescent Equities" and "Crescent Real Estate", includes "Crescent Partnership".

BUSINESS SEGMENTS

As of December 31, 2001, Crescent Operating, through various subsidiaries and affiliates, had assets and operations comprising four business segments: (i) Equipment Sales and Leasing, (ii) Hospitality, (iii) Temperature Controlled Logistics and (iv) Land Development. Within these segments the Company owned the following for all or some portion of 2001:

o THE EQUIPMENT SALES AND LEASING SEGMENT consisted of a 100% interest in Crescent Machinery Company ("Crescent Machinery" or "CMC") and its subsidiary, a construction equipment sales, leasing and service company which had as many as 18 locations in seven states.

o THE HOSPITALITY SEGMENT consisted of (i) the Company's lessee interests in three Upscale Business Class Hotels owned by Crescent Partnership, which included the Denver Marriott City Center, the Hyatt Regency Albuquerque, and the Renaissance Hotel in Houston, Texas; lessee interests in three Destination Resort Properties owned by Crescent Partnership, which included the Hyatt Regency Beaver Creek, the Ventana Inn and Spa and the Sonoma Mission Inn and Spa (including the Sonoma Mission Inn Golf and Country
     Club); lessee interests in two destination fitness resort and spa properties, including Canyon Ranch-Tucson and Canyon Ranch-Lenox (collectively, the "Hospitality Properties"); and a 5% economic interest in CRL Investments, Inc. ("CRL"), which has an investment in the Canyon Ranch Day Spa in the Venetian Hotel in Las Vegas, Nevada and participates in the future use of the "Canyon Ranch" name. Crescent Partnership owned the remaining 95% economic interest in CRL.

o THE TEMPERATURE CONTROLLED LOGISTICS SEGMENT consisted of a 40% interest in the operations of Vornado Crescent Logistics Operating Partnership ("AmeriCold Logistics"), which operated 100 refrigerated storage properties with an aggregate storage capacity of approximately 525 million cubic feet. Crescent Partnership had a 40% interest in AmeriCold Corporation, which owned 89 of the 100 properties.

o THE LAND DEVELOPMENT SEGMENT consisted of (i) a 4.65% economic interest in Desert Mountain, a master planned, luxury residential and recreational community in northern Scottsdale, Arizona (Crescent Partnership owned a 88.35% economic interest in Desert Mountain), (ii) a 52.5% general partner interest in The Woodlands Operating Company, L.P. ("Woodlands Operating"),
     (iii) a 2.625% economic interest in The Woodlands Land Development Company L.P. ("Landevco") (2.475% through November 2001) (Crescent Partnership owned a 49.875% economic interest in this entity) and (iv) a 60% economic interest in COPI Colorado, L.P. ("COPI Colorado"), a company that has a 10% economic interest in Crescent Resort Development Inc. ("CRDI"), formerly Crescent Development Management Corp. ("CDMC"). Crescent Partnership owned the remaining 90% economic interest in CRDI.

BACKGROUND OF SETTLEMENT AGREEMENT

On February 6, 2002, Crescent Machinery Company - comprising the Company's Equipment Sales and Leasing segment - filed a voluntary petition in bankruptcy. On February 14, 2002, Crescent Operating entered into the Settlement Agreement with Crescent Real Estate, pursuant to which the Company's interests in the Land Development and Hospitality segments were transferred to Crescent Partnership in partial satisfaction of the indebtedness owing from Crescent Operating. The Company agreed to transfer the assets of its Temperature Controlled Logistics segment in the future in connection with the satisfaction of its indebtedness to Bank of America. The Settlement Agreement also requires the filing of a prepackaged bankruptcy plan for Crescent Operating. This bankruptcy plan effects the orderly termination of Crescent Operating's business. Substantially all of Crescent Operating's assets are encumbered by liens in favor of Crescent Partnership. Crescent Operating is in default in its obligations to Crescent Real Estate. The Settlement Agreement also provides Crescent Operating with funds to satisfy its creditors' claims and gives Crescent Operating stockholders the opportunity to receive common shares of Crescent Real Estate.

TRANSACTIONS WITH CRESCENT PARTNERSHIP

Historically, Crescent Operating generally was involved with Crescent Equities in two types of transactions: "LESSEE TRANSACTIONS" and "CONTROLLED SUBSIDIARY TRANSACTIONS".

     o LESSEE TRANSACTIONS were those in which Crescent Operating entered into a transaction to lease and operate real property owned by Crescent Partnership but which could not, under prior law applicable to REITs, be operated by Crescent Partnership due to Crescent Equities's status as a REIT. Lessee Transactions included the Company's leases of Hospitality Properties.

     o CONTROLLED SUBSIDIARY TRANSACTIONS were those in which Crescent Operating invested alongside Crescent Partnership in acquisitions where Crescent Operating owned all of the voting stock, and Crescent Partnership owned all of the non-voting stock of a corporate acquisition vehicle which in turn acquired a target business which could not be operated by Crescent Partnership due to Crescent Equities's status as a REIT. The voting stock represented the controlling interest of the entity being purchased, and due to its status as a REIT, Crescent Equities could not hold a controlling interest in such entities. Controlled Subsidiary Transactions include investments in CRL, Desert Mountain and Landevco.

In connection with the Spinoff, Crescent Operating and Crescent Partnership entered into the Intercompany Agreement to provide each other with rights to participate in the types of transactions mentioned above. The Intercompany Agreement provided, subject to certain terms, that Crescent Partnership would provide Crescent Operating with a right of first refusal to become the lessee of any real property acquired by Crescent Partnership if Crescent Partnership determined that, consistent with Crescent Equities's status as a REIT, it was required to enter into a "master" lease arrangement. Crescent Operating's right of first refusal under the Intercompany Agreement was conditioned upon the ability of Crescent Operating and Crescent Partnership to negotiate a mutually satisfactory lease arrangement and the determination of Crescent Partnership, in its sole discretion, that Crescent Operating was qualified to be the lessee. (In general, a master lease arrangement is an arrangement pursuant to which an entire property or project (or a group of related properties or projects) is leased to a single lessee.) If a mutually satisfactory agreement could not be reached within a 30-day period (or such longer period to which Crescent Operating and Crescent Partnership agreed), Crescent Partnership could offer the opportunity to others.

Under the Intercompany Agreement, Crescent Operating agreed not to acquire or make (i) investments in real estate which, for purposes of the Intercompany Agreement, included the provision of services related to real estate and investment in hotel properties, real estate mortgages, real estate derivatives or entities that invest in real estate assets or (ii) any other investments that might be structured in a manner that qualified under the federal income tax requirements applicable to REITs. Crescent Operating agreed to notify Crescent Partnership of, and make available to Crescent Partnership, investment opportunities developed by Crescent Operating, or of which Crescent Operating became aware but was unable or unwilling to pursue.

INDEBTEDNESS TO CRESCENT PARTNERSHIP

In connection with the formation and capitalization, and the subsequent operations and investments, of Crescent Operating since 1997, Crescent Real Estate made loans to Crescent Operating under a line of credit and various term loans. In connection with Crescent Real Estate's agreement to acquire certain assets and equity interests from Crescent Operating, Crescent Real Estate agreed that it would not charge interest on these loans from May 1, 2001 and that it would allow Crescent Operating to defer all principal and interest payments due under the loans until December 31, 2001. As of December 31, 2001, the outstanding indebtedness under the line of credit and term loans was approximately $75.4 million.

Crescent Operating subsidiaries, as tenants, have not paid to Crescent Real Estate, as landlord, the full amount of rent due under the leases of the Hospitality Properties. As of December 31, 2001, rent expense accrued but deferred was approximately $41.2 million.

CHANGES IN REIT LAWS

The REIT Modernization Act, which became effective January 1, 2001, contained a provision that permitted Crescent Equities to lease or operate certain investment properties and assets that were leased or operated by Crescent Operating. The REIT Modernization Act reduced the number of business opportunities that Crescent Equities would otherwise offer to Crescent Operating pursuant to the Intercompany Agreement. Crescent Equities expressed an interest in acquiring from Crescent Operating certain lessee interests and voting interests owned by Crescent Operating that the REIT Modernization Act would allow Crescent Equities to own but which were prohibited under prior law. Management of the Company commenced negotiations with Crescent Equities to sell the entities within the Company's Hospitality and Land Development segments to Crescent Equities or one of its affiliates.

2001 RESTRUCTURING PROPOSAL

On June 28, 2001, Crescent Operating and Crescent Equities entered into an asset and stock purchase agreement (the "Purchase Agreement") in which Crescent Real Estate agreed to acquire the Company's hotel operations, land development interests and other assets in exchange for $78.4 million. Crescent Real Estate also entered into an agreement, subsequently amended and restated as of October 31, 2001 (the "Capital Agreement"), to make a $10.0 million investment in Crescent Machinery, which, along with capital from a third-party investment firm, was expected to put Crescent Machinery on solid financial footing. The transactions contemplated by the Purchase Agreement and Capital Agreement, called the "Restructuring Proposal" and described in the Company's Proxy Statement dated October 29, 2001, relating to its 2001 Annual Meeting of Stockholders (the "Annual Meeting Proxy Statement"), also included the future sale of the Company's 40% interest in AmeriCold Logistics. The Restructuring Proposal was approved by the stockholders of the Company on December 6, 2001.

Following the date of the agreements, the results of operations for the Company's hotel operations and land development interests declined due to the slowdown in the economy. In addition, Crescent Machinery's results of operations suffered because of the economic environment and the overall reduction in national construction levels that has affected the equipment rental and sale business, particularly post September 11, 2001.

As disclosed in the Annual Meeting Proxy Statement and also in the Company's quarterly report on Form 10-Q filed November 14, 2001, Crescent Machinery was in payment default on certain major loans from commercial lending institutions. Among the conditions to the closing of the transactions included in the Restructuring Proposal was the consent of Crescent Machinery's secured lenders, including those institutions.

As the Company stated in its press release regarding the results of the stockholders' meeting, Crescent Machinery was negotiating with these lenders regarding these defaults and the possible restructuring of the loans, but the differences in the positions of the lenders and Crescent Machinery were significant and, as a result, management was not optimistic that an agreement would be reached with these lenders. Without the consent of the lenders, it was unlikely that the Restructuring Proposal would be consummated, and any failure by the Company to consummate the transactions included in the Restructuring Proposal would greatly impair the Company's prospects to continue to operate as a going concern.

Crescent Machinery was unable to reach satisfactory agreements with its lenders regarding restructuring of the loans. As a result, Crescent Real Estate advised the Company that it believed that substantial additional capital, beyond the investment called for in the Capital Agreement, would have to be made to Crescent Machinery to adequately capitalize Crescent Machinery and satisfy concerns of Crescent Machinery's lenders. Crescent Real Estate announced that it was "unwilling to make this non-core investment."

On January 23, 2002, Crescent Real Estate terminated the Purchase Agreement pursuant to which Crescent Real Estate would have acquired the Crescent Operating hotel operations, the Crescent Operating land development interests and other assets. On February 4, 2002, Crescent Real Estate terminated the Capital Agreement relating to its planned investment in Crescent Machinery.

EVENTS SUBSEQUENT TO STOCKHOLDERS' MEETING

On February 6, 2002, Crescent Machinery filed for protection under the federal bankruptcy laws.

On February 13, 2002, Crescent Real Estate delivered default notices to Crescent Operating relating to approximately $49.0 million of unpaid rent and approximately $76.2 million of principal and accrued interest due to Crescent Real Estate under certain secured loans.

SETTLEMENT AGREEMENT

On February 14, 2002, Crescent Operating entered into a Settlement Agreement with Crescent Real Estate. The Settlement Agreement also provided the basis for Crescent Operating to file a prepackaged bankruptcy plan that the Company believes will provide for a limited recovery to its stockholders. Pursuant to the Settlement Agreement, Crescent Operating has transferred the following assets to Crescent Real Estate:

     o all of its hotel operations, in lieu of foreclosure, on February 14, 2002 in exchange for a $23.6 million reduction in its rent obligations to Crescent Real Estate;

     o all of its land development interests, through a strict foreclosure, on February 14, 2002, and March 22, 2002, in exchange for a $40.1 million reduction of its debt obligations to Crescent Real Estate.

     In addition, the Settlement Agreement provides as follows:

     o Crescent Real Estate will make sufficient funds available to Crescent Operating to pay all of Crescent Operating's creditors, other than Crescent Real Estate, in full and to cover the expenses of implementing the Settlement Agreement and seeking to confirm the bankruptcy plan. To facilitate repayment of $15.0 million, plus interest, owed to Bank of America, Crescent Real Estate has allowed Crescent Operating to secure the Bank of America debt with a pledge of Crescent Operating's interest in AmeriCold Logistics, LLC. The bankruptcy plan contemplates that the AmeriCold Logistics interest will be purchased by a Crescent Real Estate affiliate for a sufficient amount to repay the Bank of America debt.

     o If Crescent Operating's stockholders approve the bankruptcy plan at a special meeting of stockholders called for that purpose, Crescent Real Estate will issue common shares of Crescent Equities to the Crescent Operating stockholders pursuant to the formula contained in the bankruptcy plan. If the stockholders of Crescent Operating do NOT accept the bankruptcy plan, they will not receive a distribution of common shares of Crescent Real Estate. If the total amount of claims and expenses paid by Crescent Real Estate in connection with the Crescent Operating bankruptcy and reorganization transactions equals or exceeds $16.0 million, the stockholders of Crescent Operating will receive no common shares of Crescent Real Estate and will not be entitled to reconsider their approval of the bankruptcy plan. Crescent Operating stockholders receiving Crescent Real Estate shares will be deemed to have released all claims they may have against Crescent Operating and Crescent Real Estate and those acting on their behalf that arose before the effective date of the plan. If the Crescent Operating stockholders do not approve the Crescent Operating bankruptcy plan, Crescent Operating will still seek to have that bankruptcy plan confirmed by the bankruptcy court. If the bankruptcy court confirms the plan, Crescent Operating stockholders will not receive common shares of Crescent Equities and will still cease to be stockholders of Crescent Operating on the date the plan becomes effective.

     o Crescent Operating will cancel all outstanding shares of its common stock.

     o Pursuant to both the Settlement Agreement and the bankruptcy plan, Crescent Operating will transfer the remaining assets of Crescent Operating at the direction of Crescent Real Estate.


A copy of the Settlement Agreement is attached as Exhibit 2.1 to the Company's Current Report on Form 8-K filed March 1, 2002, with the Securities and Exchange Commission ("SEC"); that report is available at the SEC's website at www.sec.gov. The Settlement Agreement and the mutual releases executed in connection with the Settlement Agreement, including Crescent Operating's release of all claims it may have against Crescent Real Estate, are enforceable regardless of whether the plan is approved by Crescent Operating's stockholders or confirmed by the bankruptcy court.


OTHER CRESCENT OPERATING RECENT DEVELOPMENTS


In accordance with the Settlement Agreement on February 14, 2002, the Company filed with the SEC a preliminary proxy statement for a special meeting of stockholders to be held for the purpose of approving the prepackaged bankruptcy plan contemplated by the Settlement Agreement.

Effective December 31, 2001, the Company, in connection with extending the maturity of its $15.0 million loan from Bank of America from December 31, 2001 to August 15, 2002, agreed to modify the loan from an unsecured to a secured credit facility. The Company, with the consent of Crescent Partnership which agreed to subordinate its security interest in the Company's 40% interest in AmeriCold Logistics, pledged all of its interest in AmeriCold Logistics to Bank of America to secure the loan.

Effective February 13, 2002, all of the directors of Crescent Operating, other than Jeffrey L. Stevens, who became the sole director of Crescent Operating, resigned. The four directors who resigned continue to serve as trust managers of Crescent Real Estate. In addition, two of these directors, Richard E. Rainwater and John C. Goff, also served as officers of both Crescent Operating and Crescent Real Estate. Mr. Rainwater continues to serve as Chairman of the Board of Crescent Real Estate and Mr. Goff continues to serve as Vice Chairman of the Board and Chief Executive Officer of Crescent Real Estate. Both resigned from their executive officer positions with Crescent Operating effective February 13, 2002. The directors and officers who resigned determined that resignation was advisable and in the interest of the Crescent Operating stockholders in order to avoid potential conflicts of interest and the appearance of impropriety.



                           EQUIPMENT SALES AND LEASING

OVERVIEW

Crescent Machinery is engaged in the sale, leasing and service of construction equipment and accessories to the construction industry located primarily in six states as of December 31, 2001. Historically, construction equipment businesses have been owned and operated primarily by individuals in a localized area. Crescent Machinery has consolidated some of these businesses in order to gain improvements in purchasing and operating efficiencies. All of the Crescent Machinery locations represent major lines of equipment. This differentiates Crescent Machinery from some of its pure rent-to-rent competition. Crescent Machinery's locations offer new and used equipment for sale and rent, have factory trained service personnel, and provide parts and warranty service.

Effective February 6, 2001, the Company, Crescent Machinery and SunTx Capital Management Corp. ("SunTx") entered into a Management Rights Agreement ("Management Agreement). Under the Management Agreement, the

Company and Crescent Machinery engaged SunTx to provide general administrative and financial advice regarding all matters not otherwise reserved for the board of directors for Crescent Machinery for a fee of $1.0 million. This Management Agreement terminated December 31, 2001.

Like many companies serving the construction industries, Crescent Machinery was affected in 2001 by multiple factors impacting the industry. These factors include excess inventories of machines available for sale or rental, severe price competition, a slowdown in many construction markets, the reduction in the number of new projects, the general recessionary economy, and the continued negative effects following the terrorist attacks of September 11, 2001.

Beginning in the second quarter of 2001, Crescent Machinery's business plan focused on right-sizing the business and creating liquidity. This plan included the reduction of operating costs and excess or underutilized assets. As of December 31, 2001, Crescent Machinery had reduced its inventory and rental fleet by approximately $37.0 million since June 30, 2001 and implemented actions to reduce expenses of approximately $5.0 million on an annualized basis. Crescent Machinery also closed its branches in Beaumont, Texas, Van Wert, Ohio and Franklin, Indiana in 2001.

Crescent Machinery's downsized refocus was implemented under the leadership of Crescent Machinery's new chief executive, Eric E. Anderson, who joined Crescent Machinery in July 2001. Mr. Anderson comes to Crescent Machinery immediately from serving as interim chief operating officer of a company in a turnaround situation in an unrelated industry. Mr. Anderson's previous experience also includes serving as chairman and chief executive officer of Aviall, Inc. (NYSE:
AVL), a publicly traded aerospace distribution company, where he was instrumental in a successful turnaround in 1996.

In reviewing the markets it serves, Crescent Machinery made the initial decision to focus Crescent Machinery Company in the Texas and Oklahoma markets. Crescent Machinery operated eight locations in these states, and believed its experience with its customer base and the suppliers represented in these markets gave it a strong position. With its decision to downsize to an eight location company in Texas and Oklahoma, Crescent Machinery began to sell or close its branch operations in California, Nevada and Hawaii.

As part of that business plan, Crescent Machinery continued reviewing key factors to its business, including the business mix between the sale of equipment and various rental and service programs; evaluating the suppliers Crescent Machinery used or may add in the future to maximize the equipment solutions Crescent Machinery offered its customers; standardizing best practices across all branch locations; and implementing new compensation programs that directly linked pay to performance.

An essential part of Crescent Machinery's plan involved restructuring its existing lines of credit to provide debt service relief. Crescent Machinery defaulted on certain major loans from commercial institutions due to Crescent Machinery's decision not to pay the principal portion of payment installments due from September through December 2001 in the total amount of approximately $6.4 million. Outstanding principal amounts under default by Crescent Machinery totaled $84.9 million at December 31, 2001. Crescent Machinery's lenders did not exercise remedies available for Crescent Machinery's payment default. Crescent Machinery did reach an agreement with one of its lenders to take back the equipment it had financed and limit Crescent Machinery's exposure to shortfall on the sale of the equipment to $500,000. The lender further agreed to finance the $500,000 over three years at 1% over prime interest rate. Completion of the return of equipment under this agreement would eliminate approximately $11.5 million of indebtedness of Crescent Machinery.

Crescent Machinery was unable to reach satisfactory agreements with other lenders, however, and on February 6, 2002, Crescent Machinery Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Northern District of Texas in Fort Worth, Texas. Crescent Machinery intends to continue its normal operations in the sale, rental and servicing of construction equipment, while attempting to reorganize and restructure its debt to emerge a financially stronger and more competitive business. Crescent Machinery plans to continue with business as usual during this process, but certain locations will be evaluated and may be sold or closed to improve efficiency. Crescent Machinery has already moved to close four of its West Coast branches immediately and, subject to Bankruptcy Court approval, plans to close all its locations outside of Texas and Oklahoma in 2002.

In addition to its equity claim as the sole shareholder of Crescent Machinery, Crescent Operating is a creditor of Crescent Machinery, holding a $10.0 million principal amount note receivable from Crescent Machinery.

The Company is unable to predict as of the date of the filing of this Annual Report whether Crescent Machinery will be able to successfully reorganize its debt and operations, or what the treatment of creditors of Crescent Machinery and the Company, as the sole shareholder of Crescent Machinery and as a creditor, will be under any proposed plan of reorganization of Crescent Machinery. The payment rights and other entitlements of pre-petition creditors of Crescent Machinery (including the Company) and the Company, as Crescent Machinery's sole shareholder, may be substantially altered by any plan of reorganization confirmed by the Court. Under a plan, pre-petition creditors may receive less than 100% of the face value of their claims, and the ownership interest of the Company in Crescent Machinery may be substantially diluted or cancelled in whole or in part. Crescent Operating does not anticipate receiving any distribution in the Crescent Machinery bankruptcy case. Crescent Machinery's bankruptcy schedules reflect that the value of Crescent Machinery's assets is less than the amount of debt. As a result, it is likely that if Crescent Machinery is reorganized, the equity in reorganized Crescent Machinery will be distributed to its creditors and potential new investors not to Crescent Operating.

There can be no assurance given that a plan of reorganization of Crescent Machinery will be approved by the creditors, or that the Bankruptcy Court will confirm any such plan. If a plan of reorganization is not confirmed by the Bankruptcy Court, there can be no assurance that Crescent Machinery will have sufficient funds to continue as a going concern, to restructure its debt on acceptable terms or continue its operations. If such a plan is not confirmed by the Bankruptcy Court, Crescent Machinery may be forced to liquidate its assets under Chapter 7 of the U.S. Bankruptcy Code and to cease operations, in which case it is unlikely that the Company would realize any significant value for its ownership interest in Crescent Machinery.

OPERATIONAL STATISTICS

                                             For The Year Ended December 31,
                                     -----------------------------------------------
                                      2001       2000      1999      1998      1997
                                     ------     ------    ------    ------    ------

Revenue:
  New and used equipment ..........      47%        54%       60%       62%       39%
  Rental equipment ................      33%        27%       21%       19%       32%
Parts, service and supplies .......      20%        19%       19%       19%       29%
                                     ------     ------    ------    ------    ------
Total revenue .....................     100%       100%      100%      100%      100%

Expenses:
  Cost of sales:
    New and used equipment ........      91%        88%       85%       83%       89%
    Rental equipment ..............      70%        62%       55%       56%       65%
    Parts, service and supplies ...      64%        63%       67%       61%       78%
                                     ------     ------    ------    ------    ------
  Total cost of sales .............      79%        76%       75%       73%       78%
                                     ------     ------    ------    ------    ------
  Gross profit ....................      21%        24%       25%       27%       22%

  Operating expenses ..............      28%        23%       21%       19%       16%
                                     ------     ------    ------    ------    ------

Income (loss) from operations .....      (6)%        1%        3%        7%        6%
                                     ======     ======    ======    ======    ======

EBITDA ............................     (25)%       13%       14%       17%       20%
                                     ======     ======    ======    ======    ======


Under the Capital Agreement, which terminated January 22, 2002, the Company agreed upon a value for its investment in Crescent Machinery. Such agreed upon value served as an indicator to the Company that the potential existed for the impairment of certain assets as it relates to its current investment in Crescent Machinery. As required under Statement of Financial Accounting Standards No. 121, using all information available, the Company determined that certain assets within Crescent Machinery have carrying values which exceed the estimated undiscounted cash flows of those assets. As a result, the Company recorded an adjustment of $39.2 million as "impairment loss on assets" in the Company's results from operations for the year ended December 31, 2001 related to Crescent Machinery. The Company will continue to evaluate the assets within Crescent Machinery for impairment and adjust such carrying values as necessary.


                                   HOSPITALITY

OVERVIEW

Prior to the February 2002 transfer of the Company's hospitality operations to Crescent Partnership, the Hospitality segment generally consisted of the operations of the Hospitality Properties. Each of such properties were owned by Crescent Partnership or its affiliates and all were leased to subsidiaries of the Company under long term leases. In addition to these properties, the Company also had other investments in CRL.

The Hospitality Properties were comprised of unique luxury resorts, business and convention hotels and destination health and fitness resorts and made up a small portion of the hospitality industry. Because Crescent Operating, for the most part, relied on third-party operators such as Marriott and Hyatt, the Company enjoyed the advantage of the third-party operators' nationwide advertising, reservation services and strong management.

Each of the Hospitality Properties was under lease with Crescent Equities, with terms expiring from December 2004 to June 2009 and generally providing for (i) base rent, with periodic rent increases, (ii) percentage rent based on a percentage of gross hotel revenues less food and beverage revenues above a specified amount and (iii) a percentage of gross food and beverage revenues above a specified amount. Under the leases, the Company's subsidiaries had assumed the rights and obligations of the property owner under the respective management agreement with the hotel operators (including the property management agreements with Sonoma Management Company ("SMC") for Sonoma Mission Inn and Spa, Sonoma Mission Inn Golf and Country Club and Ventana Inn and Spa), as well as the obligation to pay all property taxes and other charges against the property. As part of each of the lease agreements for eight of the Hospitality Properties, Crescent Equities had agreed to fund all capital expenditures relating to furniture, fixtures and equipment reserves required under the applicable management agreements. The only exception was Canyon Ranch-Tucson, in which instance the Company owned all furniture, fixtures and equipment associated with the property and funded all related capital expenditures. With the permission of Crescent Equities, the Company had deferred payment of rent on the hospitality properties. Rent expense accrued but deferred as of December 31, 2001 was $41.2 million.

All of the Company's hotel operations, except for the Sonoma Mission Inn and Spa, Sonoma Mission Inn Golf and Country Club and the Ventana Inn and Spa, were managed by third party operators. The Company and its hospitality subsidiaries had a Master Asset Management and Administrative Services Agreement with SMC (the "SMC Management Agreement") to manage the Hyatt Albuquerque, the Renaissance Hotel Houston and the Denver City Center Marriott. In addition, the Company's hospitality subsidiaries had accepted assignment from the owners of the Sonoma Mission Inn and Spa, the Sonoma Mission Inn Golf and Country Club and the Ventana Inn and Spa of its property management agreements with SMC. The principals of SMC are Sanjay and Johanna Varma and CEI is an equity owner in SMC. Payment of obligations under the SMC Management Agreement was guaranteed by the Company. For each property for which it provided asset management services, SMC was entitled to receive a base fee equal to 0.85% of gross revenues of the property managed plus an incentive fee of 50% of actual net income in excess of budgeted net income. For each property for which it provided property management services, SMC was entitled to receive a base fee equal to 2.0% of gross revenues of the property plus an incentive fee of 20% of net operating income in excess of a 12% annual return on investment to owner.

As consideration for its services under the SMC Management Agreement, SMC received an annual base fee (and no incentive fee) for 2001 of approximately $0.6 million, for its asset management services related to the Hyatt Albuquerque, the Renaissance Houston Hotel and the Denver City Center Marriott.

The Company had limited the potential impact of downturns in the hospitality industry on the Company by limiting its guarantee of the rent payment obligations of its Hospitality segment subsidiaries. The Company's guarantee related to rent payments was limited to cash generated by the Hospitality segment, i.e. cash flows from segments other than Hospitality would not be used to fund rent payments in the event cash flows of the Hospitality Properties were less than scheduled rent payments.

The Company had a 5% economic interest, representing all of the voting stock, in CRL. CRL has a 30% interest in CR License. CR License is the entity which owns the rights to the future use of the "Canyon Ranch" name. CRL also has an approximate 65% economic interest in the Canyon Ranch Spa Club located in the Venetian Hotel in Las Vegas.

RECENT DEVELOPMENTS

As more fully discussed above (See - Settlement Agreement), the Company has transferred all of its interest in the Hospitality Properties and other assets reflected in the Hospitality segment, including the SMC Management Agreement and all other management agreements, to Crescent Equities as provided in the Settlement Agreement.

OPERATIONAL STATISTICS

The following table sets forth certain information about the Hospitality Properties, excluding the Sonoma Mission Inn Golf and Country Club, Houston Center Athletic Club ("HCAC"), CRL and the Four Seasons in Houston for the years ended December 31, 2001 and 2000. The information below is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination health and fitness resorts that measure performance based on available guest nights.

                                                                                        For the year ended December 31,
                                                                              ---------------------------------------------------
                                                                                  Average            Average          Revenue
                                                                                 Occupancy            Daily             Per
                                                                                    Rate               Rate        Available Room
                                                                              --------------     --------------    --------------
                                Location         Lease Expiration     Rooms    2001     2000      2001     2000     2001     2000
                                --------         ----------------     -----   -----    -----     -----    -----    -----    -----

Upscale Business Class
Hotels:
Denver Marriott City Center..  Denver, CO           June 2005          613       77%      84%    $ 123    $ 120    $  95    $ 101
Hyatt Regency Albuquerque....  Albuquerque, NM    December 2005        395       69       69       108      106       74       73
Renaissance Houston..........  Houston, TX          June 2009          389       64       59       113       95       73       56
                                                                     -----    -----    -----     -----    -----    -----    -----
    Total/Weighted Average                                           1,397       71%      73%    $ 116    $ 111    $  83    $  80
                                                                     =====    =====    =====     =====    =====    =====    =====

Luxury Resorts and Spas:
Hyatt Regency Beaver           Avon, CO           December 2004        276       57%      69%    $ 278    $ 254    $ 159    $ 176
Creek(1).....................
Sonoma Mission Inn & Spa.....  Sonoma, CA         October 2006         228(2)    59       75       299      302      176      226
Ventana Inn & Spa............  Big Sur, CA        December 2007         62       73       78       420      458      304      358
                                                                     -----    -----    -----     -----    -----    -----    -----
    Total/Weighted Average                                             566       60%      72%    $ 305    $ 298    $ 182    $ 216
                                                                     =====    =====    =====     =====    =====    =====    =====


                                                                      Guest
                                                                     Nights

Destination Fitness
Resorts and Spas:
Canyon Ranch-Tucson..........  Tucson, AZ           July 2006          250(3)
Canyon Ranch-Lenox...........  Lenox, MA          December 2006        212(3)
                                                                     -----    -----    -----     -----    -----    -----    -----
    Total/Weighted Average                                             462       81%(4)   86%(4) $ 469(5) $ 442(5) $ 318(6) $ 340(6)
                                                                     =====    =====    =====     =====    =====    =====    =====

Grand Total/Weighted Average                                                     71%      75%    $ 263    $ 256    $ 183    $ 191
                                                                     =====    =====    =====     =====    =====    =====    =====

(1) The hotel is undergoing $6.9 million renovation of all guest rooms. The project is scheduled to be completed by the second quarter of 2002.

(2) In January 2000, 20 rooms, which were previously taken out of commission for construction of a 30,000 square foot full-service spa in connection with an approximately $21.0 million expansion of the hotel, were returned to service. The expansion was completed in the second quarter of 2000. The expansion also included 30 additional guest rooms. Rates were discounted during the construction period, which resulted in a lower average daily rate and revenue per available room for the year ended December 31, 1999, as compared to December 31, 2000.

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



                        TEMPERATURE CONTROLLED LOGISTICS
OVERVIEW

As of the date of this annual report, Crescent Operating continues to own and conduct its temperature-controlled logistics operations through COPI Cold Storage LLC.

On February 14, 2002, the Company agreed in the Settlement Agreement that a Crescent Real Estate subsidiary, Crescent Spinco, upon the effectiveness of its registration statement, will distribute its shares to the holders of Crescent Real Estate common shares and will purchase Crescent Operating's entire membership interest in COPI Cold Storage LLC, for approximately $15.0 million to $15.5 million. It is anticipated that the interest in AmeriCold Logistics will be transferred in 2002. The proceeds are intended to payoff the Bank of America loan for which the Company's 40% interest in AmeriCold Logistics serves as collateral. The distribution of the Crescent Spinco shares will be made to the holders of Crescent Real Estate common shares prior to the issuance of Crescent Real Estate common shares to the Crescent Operating stockholders. As a result, the holders of Crescent Operating common stock will not receive any interest in Crescent Spinco.

The Temperature Controlled Logistics segment consists of a 40% interest in the operations of AmeriCold Logistics. AmeriCold Logistics, headquartered in Atlanta, Georgia, has 5,900 employees and operates 100 temperature controlled storage facilities nationwide with an aggregate of approximately 525 million cubic feet of refrigerated, frozen and dry storage space. Of the 100 warehouses, AmeriCold Logistics leases 89 temperature controlled facilities with an aggregate of approximately 445 million cubic feet from the Temperature Controlled Logistics Partnerships, and manages 11 additional facilities containing approximately 80 million cubic feet of space. AmeriCold Logistics provides the frozen food industry with refrigerated storage and transportation management services.

AmeriCold Logistics leases 89 refrigerated storage facilities used in its business. The leases, as amended, which commenced in March 1999, generally have a 15-year term with two five-year renewal options and provide for the payment of fixed base rent and percentage rent based on revenues AmeriCold Logistics receives from its customers. Fixed base rent was approximately $136.0 million in 2000 and was and will be approximately $137.0 million per annum from 2001 through 2003, $139.0 million per annum from 2004 through 2008 and $141.0 million per annum from 2009 through February 28, 2014. Percentage rent for each lease is based on a specified percentage of revenues in excess of a specified base amount. The aggregate base revenue amount under five of the six leases is approximately $350.0 million and the weighted average percentage rate is approximately 36% through 2003, approximately 38% for the period from 2004 through 2008 and approximately 40% for the period from 2009 through February 28, 2014. The aggregate base revenue amount under the sixth lease is approximately $32.0 million through 2001, and approximately $26.0 million for the period from 2002 through February 28, 2014, and the percentage rate is 24% through 2001, 37.5% for the period from 2002 through 2006, 40% from 2007 through 2011 and 41% from 2012 through February 28, 2014. AmeriCold Logistics recognized $156.3 million and $170.6 million of rent expense for the year ended December 31, 2001 and December 31, 2000, respectively, which includes, effects of straight-lining, rent to parties other than the Landlord and is before the waiver of rent discussed below. AmeriCold Logistics is required to pay for all costs arising from the operation, maintenance and repair of the properties, including all real estate taxes and assessments, utility charges, permit fees and insurance premiums, as well as property capital expenditures in excess of $9.5 million annually. AmeriCold Logistics has the right to defer the payment of 15% of the fixed base rent and all percentage rent for up to three years beginning on March 11, 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent. AmeriCold Logistics deferred $25.5 million and $19.0 million of rent payments for the periods ending December 31, 2001 and December 31, 2000, respectively.

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

In the fourth quarter ended December 31, 2001, AmeriCold Logistics reversed $25.5 million of the rent expense recorded for 2001 resulting from Temperature Controlled Logistics Partnerships waiving of its rights to collect this portion of the rent. Further, Temperature Controlled Logistics Partnerships waived $14.3 million of the rent expense recorded by AmeriCold Logistics for 2000 which AmeriCold Logistics recorded as income in the fourth quarter ended December 31, 2001. The aggregate amount waived by the Landlord of $39.8 million represents a portion of the rent due under the leases which AmeriCold Logistics deferred in such years.

Under the terms of the partnership agreement for AmeriCold Logistics, Vornado Operating, Inc. ("Vornado Operating") has the right to make all decisions relating to the management and operations of AmeriCold Logistics other than certain major decisions that require the approval of both the Company and Vornado Operating. Vornado Operating must obtain Crescent Operating's approval for specified matters involving AmeriCold Logistics, including approval of the annual budget, requiring specified capital contributions, entering into specified new leases or amending existing leases, selling or acquiring specified assets and any sale, liquidation or merger of AmeriCold Logistics. If the partners fail to reach an agreement on such matters during the period from November 1, 2000 through October 30, 2007, Vornado Operating may set a price at which it commits to either buy Crescent Operating's investment, or sell its own, and Crescent Operating will decide whether to buy or sell at that price. If the partners fail to reach agreement on such matters after October 30, 2007, either party may set a price at which it commits to either buy the other party's investment, or sell its own, and the other party will decide whether to buy or sell at that price. Neither partner may transfer its rights or interest in the partnership without the consent of the other partner. Vornado has consented to Crescent Operating's transfer of its membership interest in COPI Cold Storage, and thus Crescent Operating's general partnership interest in AmeriCold Logistics, to a subsidiary of Crescent Real Estate. The partnership will continue for a term through October 30, 2027, except as the partners may otherwise agree.

As of December 31, 2001, the Company had not contributed its 40% portion of a total $10.0 million expected contribution to AmeriCold Logistics. Accordingly, AmeriCold Logistics cancelled its $4.0 million contribution receivable in partners capital on December 31, 2001. In the first quarter of 2002, Vornado Operating's previous contribution of $6.0 million, representing its 60% match of the $10.0 million total expected contribution, was reclassified as a special equity contribution that: (i) has priority over the original equity amounts, with voting rights of the partner not effected, (ii) is redeemable only at AmeriCold Logistics' option, and (iii) accrues interest at 12% compounded annually from March 7, 2000. The partner's ownership remains at 60%.

In addition, during 2001, AmeriCold Logistics recorded a charge of $8.9 million comprised of (i) severance and relocation costs associated with a management restructuring and (ii) expenses arising from the consolidation of a portion of the corporate office in Portland, Oregon into AmeriCold Logistics Atlanta headquarters.

On May 1, 2001, Alec C. Covington became the President and Chief Executive Officer of AmeriCold Logistics. Mr. Covington succeeded Daniel F. McNamara who continues as Vice Chairman until May, 2002. Mr. Covington, age 45, was formerly an Executive Vice President of SUPERVALU Inc. (NYSE:SVU) and President and Chief Operating Officer of the SUPERVALU food distribution companies division, which is the nation's largest distributor to grocery retailers having $17.0 billion of revenue and 34 distribution centers. Previously, Mr. Covington was the President and Chief Operating Officer of the wholesale division of Richfood Holdings, Inc. when it was acquired by SUPERVALU in the fall of 1999. He has more than 25 years of wholesale, retail and supply-chain management experience in the food industry.

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

AmeriCold Logistics is experiencing cash flow deficits which management of is currently addressing through sales of non-core assets. In addition, AmeriCold Logistics anticipates that the Temperature Controlled Logistics Partnerships may further restructure the leases to provide additional cash flow.

RECENT DEVELOPMENTS

On January 23, 2002, the leases with Temperature Controlled Logistics Partnerships were restructured to consolidate four of the non-encumbered leases into one non-encumbered lease. The restructuring did not affect total contractual rent due under the combined leases.

Effective December 31, 2001, the Company, in connection with extending the maturity of its $15.0 million loan from Bank of America from December 31, 2001 to August 15, 2002, agreed to modify the loan from an unsecured to a secured credit facility. The Company, with the consent of Crescent Partnership which agreed to subordinate its security interest in the Company's 40% interest in AmeriCold Logistics, pledged all of its interest in AmeriCold Logistics to Bank of America to secure the loan.

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

Consolidation among retail and food service channels has limited the ability of manufacturers to pass along cost increases by raising prices. Because of this, manufacturers have been forced in the recent past to focus more intensely on supply chain cost (such as inventory management, transportation and distribution) reduction initiatives in an effort to improve operating performance. As the economy continues to recover from the current recession and stabilize at a level significantly greater than the trailing six months' performance, AmeriCold Logistics will continue to examine key areas of its operations to maximize long-term growth potential. These initiatives include customer profitability, reductions of energy and labor costs and providing complete supply chain solutions complemented by information systems to its customers. However, as AmeriCold Logistics focuses on its key initiatives, it will forge alliances with existing and new customers that will encourage movement of product into its facilities and strengthen long-term revenues.

AmeriCold Logistics is the largest operator of public refrigerated warehouse space in the country. AmeriCold Logistics operated an aggregate of approximately 18% of total public refrigerated warehouse space as of December 31, 2001. No other person or entity operated more than 8% of total public refrigerated warehouse space as of December 31, 2001. As a result, AmeriCold Logistics does not have any competitors of comparable size. AmeriCold Logistics operates in an environment in which competition is national, regional and local in nature and in which the range of service, temperature-controlled logistics facilities, customer mix, service performance and price are the principal competitive factors.

OPERATIONAL INFORMATION

The following table shows the location and size of facility for each of the properties operated by AmeriCold Logistics as of December 31, 2001:

                               Total Cubic                                       Total Cubic
                  Number of      Footage                          Number of        Footage
   State         Properties   (in millions)           State       Properties    (in millions)
-------------    ----------   -------------     --------------   -----------    --------------

Alabama               5              10.8       Missouri(1)                2            46.8
Arizona               1               2.9       Nebraska                   2             4.4
Arkansas              6              33.1       New York                   1            11.8
California            12             49.8       North Carolina             3            10.0
Colorado              1               2.8       Ohio                       1             5.5
Florida               5               7.5       Oklahoma                   2             2.1
Georgia               8              49.5       Oregon                     6            40.4
Idaho                 2              18.7       Pennsylvania               4            50.8
Illinois              2              11.6       South Carolina             1             1.6
Indiana               1               9.1       South Dakota               2             6.3
Iowa                  2              12.5       Tennessee                  3            10.6
Kansas                2               5.0       Texas                      4            27.2
Kentucky              1               2.7       Utah                       1             8.6
Maine                 1               1.8       Virginia                   2             8.7
Massachusetts         5              10.5       Washington                 6            28.7
Minnesota             1               5.9       Wisconsin                  3            17.4
Mississippi           1               4.7       Canada                     1             4.8
                                                                 -----------      ----------
                                                Total                    100           524.6
                                                                 ===========      ==========

(1)  Includes one underground facility of approximately 33.1 million cubic feet.


                                LAND DEVELOPMENT

OVERVIEW

Prior to the transfer of the Company's land development interests to Crescent Partnership in February and March 2002 pursuant to the Settlement Agreement, the Land Development segment consisted primarily of:

     o a 4.65% economic interest in Desert Mountain, a master planned, luxury residential and recreational community in northern Scottsdale, Arizona;

     o a 52.5% general partner interest in Woodlands Operating, which provided management, advisory, landscaping and maintenance services to The Woodlands, Texas and was the lessee of The Woodlands Resort and Conference Center;

     o a 2.625% economic interest (2.475% through November 2001) in Landevco, which owned approximately 6,600 acres for commercial and residential development as well as a realty office, an athletic center, and interests in both a title company and a mortgage company; and

     o a 60% economic interest in COPI Colorado, an entity that had a 10% economic interest in CRDI, formerly CDMC, which invests in entities that develop or manage residential and resort properties (primarily in Colorado) and provides support services to such properties.

The Land Development segment competed against a variety of other housing alternatives including other planned developments, pre-existing single-family homes, condominiums, townhouses and non-owner occupied housing, such as luxury apartments.

DESERT MOUNTAIN

Desert Mountain is a master planned, mixed use residential and recreational community located in northern Scottsdale, Arizona. The property consists of 8,000 acres of land located in the high Sonoran Desert that is zoned for the development of approximately 4,500 lots. Desert Mountain includes The Desert Mountain Club, a private golf, tennis and fitness club which serves over 2,300 members and offers five Jack Nicklaus signature 18-hole golf courses and four clubhouses. One of these courses is Cochise, the site of the Senior PGA Tour's The Tradition golf tournament. Lyle Anderson, the original developer of Desert Mountain, provides advisory services in connection with the operation and development of Desert Mountain. Pursuant to the terms of a limited partnership agreement, Desert Mountain Development Corporation ("Desert Mountain Development") is entitled to receive 93% of the net cash flow of Desert Mountain after certain payments to the sole limited partner, Sonora Partners Mountain Partnership which owns the remaining 7% interest, have been made.

THE WOODLANDS OPERATING COMPANY

The Woodlands, is an approximately 27,000-acre master-planned residential and commercial community located approximately 27 miles north of Houston, Texas, unique among developments in the Houston area because it functions as a self-contained community. Amenities contained in the development, which are not contained within other local developments, include a shopping mall, retail centers, office buildings, a hospital, a community college, places of worship, a conference center, 60 parks, 81 holes of golf, two man-made lakes, a riverwalk and a performing arts pavilion.

Woodlands Operating was formed to provide management, advisory, landscaping and maintenance services to entities affiliated with Crescent Operating and Crescent Equities as well as to third parties. Pursuant to the terms of service agreements, Woodlands Operating performed general management, landscaping and maintenance, construction, design, sales, promotional and other marketing services for certain properties in which Crescent Equities owns a direct or indirect interest. In addition, Woodlands Operating monitored certain of the real estate investments of, and provides advice regarding real estate and development issues to, such entities. As compensation for its management and advisory services, Woodlands Operating was paid a monthly advisory fee on a cost-plus basis. As compensation for its landscaping and maintenance services, Woodlands Operating received a monthly fee on a cost-plus basis related to performing the required landscaping and maintenance services.

Woodlands Operating also leased The Woodlands Conference Center and Country Club, an executive conference center with a private golf and tennis club and certain related assets (the "Conference Center") from The Woodlands Commercial Properties Company, L.P. ("Woodlands Commercial"), a partnership, the interests of which are owned by Crescent Equities and certain Morgan Stanley Group funds. Woodlands Operating leased the Conference Center on a triple net basis, with base rent in the amount of $0.75 million per month during the eight-year term of the lease. The lease also provides for the payment of percentage rent for each calendar year in which gross receipts from the operation of the Conference Center exceed certain amounts.

The Woodlands Operating partnership agreement provided that distributions be made to partners in accordance with specified payout percentages subject to change based upon whether certain established cumulative preferred returns were earned. As cumulative preferred returns reach certain thresholds, distributions to the Company from Woodlands Operating increased from 42.5% to 49.5% and then from 49.5% to 52.5%. Beginning in 2000, both the 42.5% and the 49.5% thresholds were met by Woodlands Operating; therefore, the payout percentage to the Company increased to 52.5%.

THE WOODLANDS LAND COMPANY, INC.

Crescent Operating owned all of the voting stock, representing a 5% economic interest, of The Woodlands Land Company ("LandCo"), a residential and commercial development corporation which was formerly wholly owned by Crescent Partnership, prior to the Settlement Agreement entered into on February 14, 2002. LandCo holds a 52.5% general partner interest in, and is the managing general partner of, Landevco, a Texas limited partnership in which certain Morgan Stanley funds hold a 47.5% limited partner interest. Landevco primarily owns (i) approximately

4,900 acres of land capable of supporting the development of more than 13,100 lots for single-family homes, (ii) approximately 1,700 acres capable of supporting more than 13.3 million net rentable square feet of commercial development, (iii) a realty office, (iv) contract rights relating to the operation of its property, (v) an athletic center and (vi) a 50% interest in a title company.

The Landevco partnership agreement provided that distributions be made to partners in accordance with specified payout percentages subject to change based upon whether certain established cumulative preferred returns were earned. As cumulative preferred returns reach certain thresholds, distributions to Landco from Landevco increase from 42.5% to 49.5% and then from 49.5% to 52.5%. In 2001, the 42.5% and 49.5% thresholds were met; therefore, the payout percentage to the Company increased to 2.625%.

CRESCENT RESORT DEVELOPMENT, INC.

CRDI's investments included direct and indirect economic interests that vary from 25% to 64% consisting primarily of the following: (i) six residential and commercial developments and eleven residential developments in Colorado, South Carolina and California; (ii) a timeshare development in Colorado; (iii) two transportation companies providing approximately 80% of the airport shuttle service to Colorado resort areas; (iv) two private clubs consisting of various recreational and social amenities in Colorado and California; and (v) an interest in a partnership owning an interest in the Ritz Carlton Hotel in Palm Beach, Florida. Until December 2000, CRDI had an indirect economic interest in a real estate company specializing in the management of resort properties in Colorado, Utah, South Carolina and Montana. That investment was transferred to CDMC II, a newly formed entity having the same owners, board of directors and officers as CRDI. In connection with that transfer, CDMC II assumed the indebtedness of CRDI incurred in connection with that investment, all of which is owed to Crescent Partnership. Effective March 30, 2001, CDMC II sold that investment - a membership interest in East West Resorts, LLC ("EWR") - to a company affiliated with the other owner of EWR, for cash and a secured promissory note. CDMC II immediately transferred the cash and note to Transportal Investment Corp. ("TIC") in exchange for its assumption of all of its indebtedness and dissolved. Crescent Operating owned 1%, and Crescent Partnership owned 99%, of TIC, which owns an interest in Transportal Network, LLC. Transportal Network is an abandoned venture that had been planned to provide routing and load management services and facilitate related purchases over the internet to independent truckers, shippers and receivers. Transportal Network ceased operations in October 2000.

Effective September 11, 1998, the Company and Gerald W. Haddock, John C. Goff and Harry H. Frampton, III (collectively, the "CRDI Sellers") entered into a partnership agreement (the "Partnership Agreement") to form COPI Colorado. COPI Colorado was formed for the purpose of holding and managing the voting stock of CRDI (and, consequently, to manage CRDI) and investing in shares of Crescent Operating common stock. In September, 1998, the Company contributed to COPI Colorado $9.0 million in cash in exchange for a 50% general partner interest in COPI Colorado, and each CRDI Seller contributed to COPI Colorado approximately 667 shares of CRDI voting stock, which the CRDI Sellers owned individually, in exchange for an approximately 16.67% limited partner interest in COPI Colorado; as a result and until January 2000, the Company owned a 50% managing interest in COPI Colorado and the CRDI Sellers collectively owned a 50% investment interest in COPI Colorado. Mr. Haddock assigned his 16.67% limited partner interest to COPI Colorado effective January 2000, causing the Company's general partner interest to increase from 50% to 60%.

COPI Colorado purchased approximately 1.1 million shares of Crescent Operating common stock at a total purchase price of $4.3 million. The average price paid for such shares, excluding brokers' commissions, was $3.88 per share. COPI Colorado did not purchase shares of Crescent Operating after August 1999.

RECENT DEVELOPMENTS

On February 13, 2002, in anticipation of the Company's entering into the Settlement Agreement - pursuant to which the Company transferred its 60% general partnership interest in COPI Colorado to Crescent Partnership - the partners of COPI Colorado caused it to distribute among its partners, in accordance with their respective ownership percentage, all of the shares of the Company's stock it held. Messrs. Goff and Frampton each received 220,506 shares, while the Company received 661,518 shares.

Effective February 14, 2002, the Company transferred its equity interests in the Land Development assets and related liabilities, other than the Company's interest in Woodlands Operating, as provided for in the Settlement Agreement. The Company transferred its interest in Woodlands Operating to Crescent Equities on March 22, 2002.

OPERATIONAL STATISTICS

The following table sets forth certain information as of December 31, 2001 relating to the residential development properties.


                                              Total        Total       Average
                                 Total     Lots/Units   Lots/Units     Closed
                                 Lots/      Developed      Closed    Sale Price
                                 Units        Since        Since      Per Lot/        Range of Proposed
  Land Development              Planned     Inception    Inception    Unit(1)      Sale Prices Per Lot(2)
  ----------------            ----------   ----------   ----------   ----------    ----------------------

Desert Mountain ...........        2,665        2,338        2,195   $  515,000    $400,000-$3,050,000(3)
The Woodlands .............       37,554       26,027       24,472   $   57,000    $ 16,000-$1,035,000
CRDI ......................        2,679        1,274          869          N/A    $ 25,000-$4,600,000
                              ----------   ----------   ----------

Total Land Development ....       42,898       29,639       27,536
                              ==========   ==========   ==========

(1)  Based on lots/units closed during the Company's ownership period.

(2)  Based on existing inventory of developed lots and lots to be developed.

(3)  Includes golf membership, which as of December 31, 2001, was $225,000.


                                OTHER INVESTMENTS

CHARTER BEHAVIORAL HEALTH SYSTEMS, LLC

CBHS was the largest provider of behavioral health care treatment in the United States. From September 9, 1999 to December 29, 2000, Crescent Operating (which prior thereto had owned 50% of CBHS) owned a 25% common membership interest and 100% of the preferred membership interests in CBHS, and a limited partnership interest in COPI CBHS Holdings (controlled by individual officers of Crescent Operating), in which Crescent Operating owned 100% of the economic interests, and which owned 65% of the common interests of CBHS. In the fourth quarter of 1999, CBHS began significant downsizing, including the closing of 18 facilities in December 1999 and 33 facilities in January 2000. Closure of those facilities resulted in the filing by terminated employees of several lawsuits against CBHS and others, including Crescent Operating, for alleged violation of the WARN Act (see "Item 3 - Legal Proceedings"). On February 16, 2000, CBHS petitioned for relief under Chapter 11 of the United States Bankruptcy Code. Under the protection of the bankruptcy court, CBHS has engaged in efforts to sell and liquidate, in a controlled fashion, all of its ongoing business. On April 16, 2000, the asset purchase agreement to which a newly formed, wholly-owned subsidiary of Crescent Operating had agreed to acquire, for $24.5 million, CBHS's core business assets used in the operation of 37 behavioral healthcare facilities, subject to certain conditions, terminated by its own terms because not all of the conditions precedent to closing had been met by that date. Subsequent to the termination of the asset purchase agreement, CBHS sold or closed all of its remaining facilities and is in the process of final liquidation of any remaining assets.

As a result of the liquidation of CBHS through bankruptcy, the equity investment in CBHS became worthless. On December 29, 2000 Crescent Operating sold its 25% common interest and its 100% preferred membership interest in CBHS, and COPI CBHS Holdings sold its 65% common interest in CBHS, to The Rockwood Financial Group, Inc. for a nominal sum. The Rockwood Financial Group, Inc. is wholly owned by Jeffrey L. Stevens, Crescent Operating's Chief Executive Officer and sole director. The sale of CBHS to the Rockwood Financial Group, Inc. was effected as part of Crescent Operating's tax planning strategy. For the year 2000, Crescent Operating was faced with a potentially large minimum tax liability. Crescent Operating sold its interest in CBHS in order to trigger a loss that would significantly reduce, if not eliminate this minimum tax liability.

MAGELLAN WARRANTS

In connection with the transaction in which the Company acquired its interest in CBHS in 1997, the Company purchased, for $12.5 million, warrants to acquire 1,283,311 shares of Magellan Health Services, Inc. ("Magellan") common stock for an exercise price of $30.00 per share. The Magellan warrants are exercisable in varying increments beginning on May 31, 1998 and ending on May 31, 2009. The Company had written down its investment in the warrants based on the estimated fair value of the warrants of $3.0 million at December 31, 2000, using the Black-Scholes pricing model.

As of January 1, 2001, the Company was required to adopt Statement of Financial Standards (SFAS) No. 133, as amended by No. 138. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, provides that all derivative instruments be recognized as either assets or liabilities depending on the rights or obligations under the contract and that all derivative instruments be measured at fair value. Upon adoption, the Company was required to record the net comprehensive loss related to its investment in Magellan warrants as a charge in the statement of operations. Based on the value of the warrants on December 31, 2000, the Company expensed $9.5 million on January 1, 2001 as a cumulative effect of change in accounting principle. From January 1, 2001 forward, the Company records changes in the fair value of these warrants in the statement of operations as investment income (loss). For the year ended December 31, 2001, the Company recorded changes in the fair value of these warrants, as calculated using the Black-Scholes pricing model, as investment income of $1.1 million in the Company's statement of operations.

Crescent Operating transferred the Magellan warrants to Crescent Machinery Company in 1999 as a contribution to capital. With the commencement of Crescent Machinery's bankruptcy proceedings, the Magellan warrants became part of Crescent Machinery's estate, subject to the claims of creditors.

For additional financial information related to the Company's business segments, see the Company's notes to the consolidated financial statements.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter 2002. The Company will perform the first of the required impairment test of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. It also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of the long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 on January 1, 2002 and believe that this adoption will not have a material impact on their results of operations or financial position; however, due to the Settlement Agreement discussed in this Item 1, the Hospitality and Land Development segments will be presented as discontinued operations in future financial statements.

                                    EMPLOYEES

As of December 31, 2001, Crescent Operating and the following consolidated subsidiaries had the number of employees indicated below:

Crescent Operating-corporate.................                5
Equipment Sales and Leasing segment..........              337
Hospitality segment..........................              635
Land Development segment.....................              691
                                                     ---------
                                                         1,668
                                                     =========

On May 1, 2001, Richard P. Knight resigned his position as Vice President and Chief Financial Officer to pursue other interests.

The Company has excluded employees of Woodlands Operating, Landevco and AmeriCold Logistics, as these subsidiaries represent equity investments for financial reporting purposes.

ITEM 2. PROPERTIES

At December 31, 2001, the Company, through its subsidiary, Crescent Machinery, owned fee simple interests in four properties located in Dallas and Austin, Texas, Tulsa, Oklahoma and Van Wert, Ohio. At December 31, 2001, the Company, directly or indirectly, also held leasehold interests in certain facilities, including the Hospitality Properties and other leased Crescent Machinery locations (collectively, the "Leased Properties"). As stated in Item 1 above, the Company transferred all of the leasehold interests in the Hospitality Properties to Crescent Partnership in February 2002. As also stated in Item 1 above, Crescent Machinery Company filed a voluntary petition in bankruptcy on February 6, 2002, and its properties and assets - including but not limited to the fee simple interests and leaseholds referenced in this Item 2 - are subject to the claims of creditors; as stated in Item 1 above, the Company believes it will not likely receive any distribution in respect of the bankruptcy proceeding. Management believes that, for so long as it directly or indirectly owned or controlled fee simple interests and leaseholds referenced in this Item 2, each of such owned and the Leased Properties was adequately maintained and suitable for use in its respective capacity. The Company or certain of its subsidiaries entered into lease agreements in respect of the Leased Properties, pursuant to which each respective lessee was responsible for routine maintenance of the subject property.

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

As stated above under "Charter Behavioral Health Systems, LLC", as a result of the liquidation of CBHS through bankruptcy, the equity investment in CBHS became worthless. On December 29, 2000, as part of Crescent Operating's tax planning, Crescent Operating sold its 25% common interest and its 100% preferred membership interest in CBHS, and COPI CBHS Holdings sold its 65% common interest in CBHS to The Rockwood Financial Group, Inc. for a nominal sum.

Crescent Operating held no funded or liquidated claims against the estate of CBHS. Crescent Operating filed proofs of claim against CBHS as a protective matter for potential indemnification or contribution for third party lawsuits and claims where Crescent Operating is a named defendant with CBHS, such as lawsuits based upon alleged WARN Act violations purported to have been committed by CBHS and/or its subsidiaries in closing behavioral health care facilities in 1999 and 2000. The only such lawsuits that have been brought against Crescent Operating arise from WARN Act claims. In connection with a settlement entered into among Crescent Operating, CBHS, the WARN Act plaintiffs, and others, Crescent Operating's indemnification and contribution claims against CBHS based on such lawsuits have been resolved. No other claims or lawsuits have been asserted against Crescent Operating that would give rise to indemnification or contribution claims by Crescent Operating against CBHS. In the event that, prior to the bar date for asserting claims against Crescent Operating in its bankruptcy case, no other claims or lawsuits are asserted against Crescent Operating that would give rise to indemnification or contribution claims by Crescent Operating against CBHS, Crescent Operating's claims for indemnification or contribution in the CBHS case will be disallowed. If any such lawsuits or claims are brought, Crescent Operating will pursue its indemnification and contribution claims in the CBHS case as appropriate.

To date, several lawsuits, all of which seek class action certification, have been filed against CBHS alleging violations of the WARN Act in the closing of certain healthcare facilities in 1999 and 2000. Of those lawsuits, three also named Crescent Operating as a defendant, but all three of those suits have since been dismissed. An additional suit seeking similar relief was also filed against Crescent Operating and Crescent Partnership, as well as CBHS.

A global Stipulation of Settlement of all WARN matters has been reached and filed with the United States District Court and Bankruptcy Court for the District of Delaware by the WARN Act claimants, CBHS, Crescent Operating, Crescent Partnership and the Creditors Committee in the CBHS case. The settlement was approved by the District Court by order dated March 18, 2002. As it applies to Crescent Operating, the settlement provides that either Crescent Operating or Crescent Partnership was required to deposit into escrow $500,000 for the benefit of the WARN Act claimants and, upon the settlement becoming final, Crescent Operating will receive a complete release for all WARN Act claims and any other claims in the CBHS case other than potential claims from those CBHS employees who have opted out of the settlement. It appears that a maximum of three such employees have opted out and none have made claims against Crescent Operating to date. Crescent Partnership has paid the $500,000 into escrow. This payment will not be included as an expense for the purposes of calculating the aggregate value of the Crescent Real Estate shares to be distributed to the Crescent Operating shareholders.

In accordance with an agreement between Gerald Haddock and Crescent Operating, COPI Colorado redeemed the limited partnership interest of Mr. Haddock, Crescent Operating's former Chief Executive Officer and President, in January 2000. COPI Colorado paid Mr. Haddock approximately $2.6 million for his approximate 16.67% limited partner interest (determined from an independent appraisal of the value of COPI Colorado). Mr. Haddock challenged the valuation performed by the independent appraiser and the procedures followed by Crescent Operating with respect to the redemption and valuation process. On February 7, 2001, Crescent Operating filed a lawsuit in the 141st Judicial Court of Tarrant County, Texas seeking a declaratory judgment to assist in resolution of Crescent Operating's dispute with Mr. Haddock. The parties settled their dispute, and the lawsuit was dismissed effective as of January 2, 2002.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on December 6, 2001. The Company submitted three proposals to the stockholders: (i) approval of the Restructuring Proposal (described in Item 1 above), (ii) election of two directors - Richard E. Rainwater and Anthony M. Frank - for a term of three years, and (iii) ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2001. The Restructuring Proposal is described in Item 1. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, with respect to each matter are set forth below:


          (1) The Restructuring Proposal was approved, with 5,728,738 votes cast for, 810,700 votes cast against, 2,796 abstentions, and 4,207,294 non-votes;

          (2) Both nominees to the Board of Directors were elected, with the votes for each as follows:

Name                     For            Votes Withheld
--------------------     ----------     --------------

Richard E. Rainwater      9,759,359        990,169
Anthony M. Frank         10,028,135        721,393


          (3) The appointment of Ernst & Young LLP as the independent auditors for the Company for the year ending December 31, 2001 was ratified, with 10,586,328 votes cast for, 53,705 votes against and 109,495 abstentions.


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

The following table reflects the high and low bid prices of the common stock for each calendar quarter indicated.

                 2001             HIGH           LOW
                 ----             ----           ---

March 31....................    $   1.63       $   0.63
June 30.....................    $   1.25       $   0.65
September 30................    $   0.73       $   0.25
December 31.................    $   0.26       $   0.03


                 2000             HIGH           LOW
                 ----             ----           ---

March 31....................    $   3.69       $   2.06
June 30.....................    $   2.75       $   1.25
September 30................    $   1.75       $   1.19
December 31.................    $   1.13       $   0.45

As of April 15, 2002, there were approximately 186 holders of record of the common stock of Crescent Operating. No cash dividends have been declared or paid in respect of the Company's common stock. In addition, the Settlement Agreement (See Item 1 - Settlement Agreement) limits Crescent Operating's ability to incur additional indebtedness, incur liens, pay dividends or make certain other restrictive payments.

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

                                                                                                                     Carter-Crowley
                                                                                                                      Asset Group
                                                              Crescent Operating, Inc.                               (Predecessor)
                                       ------------------------------------------------------------------------    ----------------
                                                                                               For the Period       For the Period
                                                                                                     From               From
                                                                                                  May 9, 1997       January 1, 1997
                                          2001          2000          1999          1998      December 31, 1997     to May 8, 1997
                                       ----------    ----------    ----------    ----------   -----------------    ----------------

Operating Data:
                                       $  606,341    $  716,826    $  717,987    $  493,248    $        156,882    $          4,657
Revenues
   (Loss) income from
        operations .................      (62,382)       19,628        13,867         9,886                (993)                158
   Net (loss) income ...............      (78,133)       (3,690)       (2,695)        1,141             (22,165)                 25
   (Loss) Income per share-basic
     and diluted ...................        (7.55)         (.36)         (.26)          .10               (2.00)                 --

Balance Sheet Data:
   Total assets ....................   $  945,404    $  910,528    $  795,653    $  937,333    $        602,083
   Total debt ......................      587,110       473,517       421,874       371,139             258,129
   Total shareholders' deficit .....      (93,388)      (23,533)      (20,522)      (16,068)             (8,060)

                          SEGMENT FINANCIAL INFORMATION
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The following is a summary of Crescent Operating's financial information reported by segment for the year ended December 31, 2001:

                                                  EQUIPMENT                  TEMPERATURE
                                                    SALES                     CONTROLLED      LAND
                                                 AND LEASING   HOSPITALITY     LOGISTICS   DEVELOPMENT       OTHER        TOTAL
                                                 -----------   -----------   -----------   -----------    ----------    ----------

Revenues ......................................   $  118,501    $  226,841    $       --    $  260,999    $       --    $  606,341

Operating expenses ............................      165,234       240,238            21       256,282         6,948       668,723
                                                  ----------    ----------    ----------    ----------    ----------    ----------
Income (loss) from operations .................      (46,733)      (13,397)          (21)        4,717        (6,948)      (62,382)
                                                  ----------    ----------    ----------    ----------    ----------    ----------
Investment income (loss) ......................           --            --            --            --         1,135         1,135
                                                  ----------    ----------    ----------    ----------    ----------    ----------
Equity in earnings (losses) of
      unconsolidated subsidiaries .............           --        (4,548)       (2,275)       37,903            --        31,080
Other (income) expense
      Interest expense ........................        7,713         1,010            --        12,709         9,070        30,502
      Interest income .........................          (16)         (103)           --        (3,700)           46        (3,773)
      Other ...................................        1,713            --            --          (978)           (2)          733
                                                  ----------    ----------    ----------    ----------    ----------    ----------
Total other expense ...........................        9,410           907            --         8,031         9,114        27,462
                                                  ----------    ----------    ----------    ----------    ----------    ----------
(Loss) income before income taxes, minority
       interests and accounting change ........      (56,143)      (18,852)       (2,296)       34,589       (14,927)      (57,629)
Income tax (benefit) provision ................       (3,784)       (3,509)         (919)       11,475        (5,856)       (2,593)
                                                  ----------    ----------    ----------    ----------    ----------    ----------
(Loss) income before minority interests and
      accounting change .......................      (52,359)      (15,343)       (1,377)       23,114        (9,071)      (55,036)
Minority interests ............................           --         6,807            --       (20,395)           --       (13,588)
                                                  ----------    ----------    ----------    ----------    ----------    ----------
(Loss) income before accounting change ........      (52,359)       (8,536)       (1,377)        2,719        (9,071)      (68,624)
Cumulative effect of change in
      accounting principle ....................           --            --            --            --        (9,509)       (9,509)
                                                  ----------    ----------    ----------    ----------    ----------    ----------
Net income (loss) .............................   $  (52,359)   $   (8,536)   $   (1,377)   $    2,719    $  (18,580)   $  (78,133)
                                                  ==========    ==========    ==========    ==========    ==========    ==========

Net income (loss) per share,
      basic and diluted .......................   $    (5.06)   $    (0.83)   $    (0.13)   $     0.26    $    (1.80)   $    (7.55)
                                                  ==========    ==========    ==========    ==========    ==========    ==========

EBITDA Calculation:(1)
      Net income (loss) .......................   $  (52,359)   $   (8,536)   $   (1,377)   $    2,719    $  (18,580)   $  (78,133)
      Interest expense, net ...................        7,697            97         1,881           670         9,116        19,461
      Income tax provision (benefit) ..........       (3,784)       (5,180)         (919)        1,520        (5,856)      (14,219)
      Depreciation and amortization ...........       19,193         1,562         4,591         1,207           (75)       26,478
                                                  ----------    ----------    ----------    ----------    ----------    ----------
EBITDA ........................................   $  (29,253)   $  (12,057)   $    4,176    $    6,116    $  (15,395)   $  (46,413)
                                                  ==========    ==========    ==========    ==========    ==========    ==========

Cash flow from operating activities ...........   $   44,208    $   14,624    $       --    $ (174,586)   $  (37,688)   $ (153,442)

Cash flow from investing activities ...........   $    1,305    $   (1,397)   $       --    $   14,351    $      (19)   $   14,240

Cash flow from financing activities ...........   $  (43,633)   $     (454)   $       --    $  156,692    $    6,047    $  118,652

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Settlement Agreement discussed above provides for a bankruptcy plan of Crescent Operating to be implemented under the federal Bankruptcy Code. In addition, all of the Company's assets in its Hospitality and Land Development segments were transferred to Crescent Real Estate pursuant to the Settlement Agreement. (See - Item 1 - Settlement Agreement)

The following discussion should be read in conjunction with the "Selected Financial Data" and the financial statements and notes thereto, appearing elsewhere in this report. Historical results and percentage relationships set forth in "Selected Financial Data" should not be taken as indicative of future operations of the Company.

The following table sets forth financial data for the Company.

                                                   For the              For the             For the
                                                 Year Ended           Year Ended           Year Ended
(In thousands)                                December 31, 2001    December 31, 2000    December 31, 1999
                                              -----------------    -----------------    -----------------

REVENUES
  Equipment sales & leasing                   $         118,501    $         142,842    $         136,343
  Hospitality                                           226,841              272,157              246,763
  Land development                                      260,999              301,827              334,881
                                              -----------------    -----------------    -----------------
     Total revenues                                     606,341              716,826              717,987
                                              -----------------    -----------------    -----------------

OPERATING EXPENSES
  Equipment sales & leasing                             126,042              141,113              131,606
  Hospitality                                           183,509              212,238              191,465
  Hospitality properties rent                            55,743               63,338               54,012
  Land development                                      256,282              276,285              324,432
  Corporate general and administrative                    6,969                4,224                2,605
  Impairment of assets                                   40,178                   --                   --
                                              -----------------    -----------------    -----------------
     Total operating expenses                           668,723              697,198              704,120
                                              -----------------    -----------------    -----------------

(LOSS) INCOME FROM OPERATIONS                           (62,382)              19,628               13,867
                                              -----------------    -----------------    -----------------

INVESTMENT INCOME                                         1,135                2,285                1,890

EQUITY IN EARNINGS OF UNCONSOLIDATED
  SUBSIDIARIES                                           31,080               25,980               19,049

OTHER (INCOME) EXPENSE
  Interest expense                                       30,502               36,345               30,775
  Interest income                                        (3,773)              (4,271)              (4,046)
  Gain on termination of Four Seasons lease                  --              (18,289)
  Other                                                     733                   33                  131
                                              -----------------    -----------------    -----------------

     Total other expense                                 27,462               13,818               26,860
                                              -----------------    -----------------    -----------------

(LOSS) INCOME BEFORE INCOME TAXES,
    MINORITY INTERESTS AND ACCOUNTING
    CHANGE                                              (57,629)              34,075                7,946

INCOME TAX (BENEFIT) PROVISION                           (2,593)              11,747               (3,471)
                                              -----------------    -----------------    -----------------

(LOSS) INCOME BEFORE MINORITY INTERESTS
    AND ACCOUNTING CHANGE                               (55,036)              22,328               11,417

MINORITY INTERESTS                                      (13,588)             (26,018)             (14,112)
                                              -----------------    -----------------    -----------------

LOSS BEFORE ACCOUNTING CHANGE                           (68,624)              (3,690)              (2,695)

CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                 (9,509)                  --                   --
                                              -----------------    -----------------    -----------------

NET LOSS                                      $         (78,133)   $          (3,690)   $          (2,695)
                                              =================    =================    =================

YEAR ENDED DECEMBER 31, 2001, COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

REVENUES

Total revenue decreased $110.5 million, or 15.4%, to $606.3 million for the year ended December 31, 2001, compared with $716.8 million for the year ended December 31, 2000. The decrease in total revenue is attributable to the factors discussed in the following paragraphs. In addition, Crescent Operating believes that revenues for each of the following segments were impacted significantly and negatively by the general recession and additionally as a consequence of the September 11, 2001 terrorist attacks against the United States and the continuing threat of terrorism, as consumers curtail their vacation travel and their purchase of vacation homes and as certain industries reduce their construction expenditures.

Equipment Sales and Leasing Segment

Equipment sales and leasing revenue decreased $24.3 million, or 17.0% to $118.5 million, for the year ended December 31, 2001, compared with $142.8 million for the year ended December 31, 2000. Significant components of the overall decrease were:

o a decrease of $21.2 million in new and used equipment sales due to weaker market conditions and increased demand from customers for rentals as compared to purchases; and

o an decrease in parts, service and supplies revenue of $4.3 million for the current year primarily due to decreased demand for maintenance and repair work; partially offset by

o an increase in rental revenue of $1.2 million during the year ended December 31, 2001 primarily due to same store rental growth.

Hospitality Segment

Hospitality revenue decreased $45.4 million, or 16.7%, to $226.8 million for the year ended December 31, 2001, compared with $272.2 million for the year ended December 31, 2000. Significant components of the overall decrease were:

o no revenues at the Four Seasons Hotel in Houston due to the sale of hotel on November 3, 2000 as compared to revenues of $32.6 million for the year ended December 31, 2000;

o a decrease in revenues of $18.1 million from the Denver Marriott, the Hyatt Regency Beaver Creek, Sonoma Mission Inn and Spa, Ventana Inn and Spa and Canyon Ranch-Tucson due primarily to decreased occupancy as a result of weaker market conditions as compared to the corresponding period in 2000; partially offset by

o an increase in revenues of $6.4 million from the Renaissance Hotel, Hyatt Regency Albuquerque and Canyon Ranch-Lenox due primarily to increased rates as compared to the corresponding period in 2000 and the completion of the Renaissance remodel.

Land Development Segment

Land Development revenue, which represents revenue from Desert Mountain Development and COPI Colorado prior to the elimination of the Minority Interests, decreased $40.8 million, or 13.5%, to $261.0 million for the year ended December 31, 2001, compared with $301.8 million for the year ended December 31, 2000. Significant components of the overall decrease were:

o a $51.7 million decrease in revenue from Desert Mountain Development for the year ended December 31, 2001 primarily due to fewer home and lot sales as compared to the prior year; partially offset by

o a $10.9 million increase in revenue from COPI Colorado which can be attributed to (i) a $23.1 million increase in real estate sales and (ii) a $3.5 million increase in club operation revenue, partially offset by (iii) a $14.5 million decrease in property management revenue as a result of dispositions in the first quarter of 2001 (iv) a $2.2 million decrease in service station revenue due to the sale of this property in June 2000 and (v) a $1.2 million decrease in transportation revenue due to cancellations related to the September 11th attack.

OPERATING EXPENSES

Total operating expenses decreased $28.5 million, or 4.1%, to $668.7 million for the year ended December 31, 2001, compared with $697.2 million for the year ended December 31, 2000. The decrease in operating expenses is attributable to the following:

Equipment Sales and Leasing Segment

Equipment sales and leasing expenses increased $24.1 million, or 17.1%, to $165.2 million for the year ended December 31, 2001, compared with $141.1 million for the year ended December 31, 2000. Significant components of the overall increase were:

o an adjustment of $39.2 million related to impairment of property, equipment and goodwill at Crescent Machinery;

o an $3.9 million increase in rental expenses due mainly to an increase in rental inventory resulting in increased depreciation expense and maintenance costs for the year ended December 31, 2001; partially offset by

o a $17.0 million decrease in new and used equipment expenses as a result of a decrease in new and used equipment sales; and

o a $2.6 million decrease in parts, service and supplies expenses due primarily to reductions in sales of new and used equipment.


Hospitality Segment

Hospitality expenses decreased $35.4 million, or 12.8%, to $240.2 million for the year ended December 31, 2001, compared with $275.6 million for the year ended December 31, 2000. Significant components of the overall decrease were:

o decreased rent and expenses associated with the Four Seasons Hotel in Houston in the amount of $30.4 million due to the sale of the hotel on November 3, 2000;

o a decrease in rent and expenses in the amount of $12.2 million consistent with decreased revenues generated by certain of the Hospitality Properties as a result of decreased occupancy as compared to the corresponding period in 2000; and

o an adjustment of $1.0 million related to impairment of goodwill at Rosestar; partially offset by

o an increase in rent and expenses in the amount of $6.3 million associated with the Renaissance Hotel, Hyatt Regency Albuquerque and Canyon Ranch - Lenox.


Land Development Segment

Land development expenses, which primarily represent operating costs incurred by Desert Mountain Development and COPI Colorado prior to the elimination of the Minority Interests, decreased $20.0 million, or 7.2%, to $256.3 million for the year ended December 31, 2001, compared with $276.3 million for the year ended December 31, 2000. Significant components of the overall decrease were:

o a $29.8 million decrease in expenses incurred by Desert Mountain Development during the year ended December 31, 2001 due primarily to lower costs associated with decreased home and lot sales; partially offset by

o a $9.8 million increase in expenses incurred by COPI Colorado which can be attributed to higher costs associated with increased real estate partially offset by decreases in property management expenses as a result of dispositions in the first quarter of 2001.


Corporate General and Administrative Expenses

Corporate general and administrative expenses increased $2.8 million, or 66.7%, to $7.0 million for the year ended December 31, 2001, compared with $4.2 million for the year ended December 31, 2000. These expenses consisted of general corporate overhead costs, such as legal and accounting costs, insurance costs and corporate salaries. The increase over prior year is primarily attributable to (i) a reserve recorded by the Company for amounts due from Crescent Operating, Inc. Voluntary Employees' Beneficiary Association Health Care Plan Trust, (ii) management fees payable to SunTx under the Management Agreement and
(iii) professional fees incurred in connection with the proposed restructuring of the Company. See - Item 1 - Settlement Agreement.

INVESTMENT INCOME

Investment income decreased $1.2 million or 52.2%, to $1.1 million for the year ended December 31, 2001, compared with $2.3 million for the year ended December 31, 2000. Significant components of the overall decrease were:

o no gains on sales of investments in 2001 compared to gains on the sale of HCAC in the amount of $1.6 million and gains on sale of CS I and CS II in the amount of $0.7 million which occurred in 2000; and

o increase in investment income of Magellan warrants in the amount of $1.1 million.


EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES

Equity in earnings of unconsolidated subsidiaries increased $5.1 million or 19.6%, to $31.1 million for the year ended December 31, 2001, compared with $26.0 million for the year ended December 31, 2000. Significant components of the overall increase were:

o    an increase in equity in income of Landevco in the amount of $7.5 million;
     and

o a decrease in equity in loss of AmeriCold Logistics in the amount of $5.1 million; partially offset by

o an increase in the combined equity in loss of CR License and CR Las Vegas of $2.5 million;

o    a decrease in equity in income of CRDI in the amount of $2.5 million; and

o    a decrease in equity in income of TWOC in the amount of $2.0 million.

OTHER (INCOME) EXPENSE

Other (income) expense increased $13.7 million, or 99.3%, to $27.5 million for the year ended December 31, 2001, compared with $13.8 million for the year ended December 31, 2000. The increase is primarily attributable to no gains on terminations of lease agreements in 2001 compared to gains on the lease buyout related to the sale of the Four Seasons in the amount of $18.3 million; partially offset by a decrease in interest expense of $5.8 million for the year ended December 31, 2001 primarily due to lower debt balances as compared to the year ended December 31, 2000.

MINORITY INTERESTS

Minority interests decreased $12.4 million, or 47.7%, to $13.6 million for the year ended December 31, 2001, compared to $26.0 million for the year ended December 31, 2000. Minority Interests consist of the non-voting interests in the Land Development segment and in CRL Investments.

INCOME TAX (BENEFIT) PROVISION

Income tax benefit of $2.6 million for the year ended December 31, 2001 represents a decrease of $14.3 million from the year ended December 31, 2000. Income tax benefit consisted of a $5.9 million benefit at the corporate level, a $3.8 million benefit for the Equipment Sales and Leasing segment, a $3.5 million benefit for the Hospitality segment, and a $0.9 million benefit for the Temperature Controlled Logistics segment, offset by a $11.5 million provision for the Land Development segment.

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

o increased revenues of $9.3 million from Ventana Inn and Spa, Canyon Ranch - Tucson and Canyon Ranch - Lenox due primarily to increased rates; and

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


Hospitality Segment

Hospitality expenses increased $30.1 million, or 12.3%, to $275.6 million for the year ended December 31, 2000, compared with $245.5 million for the year ended December 31, 1999. Significant components of the overall increase were:

o increased rent and expenses associated with Sonoma Mission Inn and Spa in the amount of $11.1 million due to the completion of capital projects agreed to by the landlord. With the completion of these projects, contractual rent increased by $1.9 million from $6.3 million to $8.2 million in January 2000;

o increased rent and expenses in the amount of $8.2 million associated with the Renaissance Hotel, which was first leased by the Company in June 1999, due to the completion of capital projects agreed to by the landlord. With the completion of these projects, contractual rent increased by $2.6 million from $0.7 million to $3.3 million;

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


Corporate General and Administrative Expenses

Corporate general and administrative expenses increased $1.6 million, or 61.5%, to $4.2 million for the year ended December 31, 2000, compared with $2.6 million for the year ended December 31, 1999. These expenses consisted of general corporate overhead costs, such as legal and accounting costs, insurance costs and corporate salaries. The increase over prior year is primarily attributable to (i) costs of approximately $0.5 million incurred in connection with proceedings in bankruptcy court and litigation outside of bankruptcy court arising from the Company's ownership interest in CBHS, (ii) professional fees of approximately $0.6 million incurred in connection with the proposed restructuring of the Company and (iii) transaction costs of approximately $0.5 million incurred by the Company in conjunction with the negotiation, execution and termination of the asset purchase agreement with CBHS. The Company expects to incur additional litigation expenses in the future in defending against claims made as a result of the Company's ownership interest in CBHS. Although management cannot quantify these future expenses due to the unpredictable nature of litigation, management believes at this time that such expenses are not likely, in the aggregate, to become material to the Company as a whole. See Part I - Legal Proceedings.

INVESTMENT INCOME

Investment income increased $0.4 million or 21.1%, to $2.3 million for the year ended December 31, 2000, compared with $1.9 million for the year ended December 31, 1999. Significant components of the overall increase were:

o    the gain on sale of HCAC in the amount of $1.6 million; partially offset by

o a decrease in gain on sale of CS I and CS II of $0.7 million as compared to a gain of $1.5 million for the year ended December 31, 1999;

o no recognition of income of $0.2 million from the investment in Hicks Muse as it was sold in 1999; and

o no gain on sale from the Corporate Arena of $0.2 million recognized for the year ended December 31, 1999.

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES

o    an increase in equity in income of Landevco in the amount of $8.9 million;
     and

o an increase in equity in loss of AmeriCold Logistics in the amount of $3.7 million partially due to holding the investment for a full year as compared to ten months in the prior year as well as increased labor costs; and

o a decrease in equity in income of CRDI projects in the amount of $1.2 million.

OTHER (INCOME) EXPENSE

Other (income) expense decreased $13.1 million, or 48.7%, to $13.8 million for the year ended December 31, 2000, compared with $26.9 million for the year ended December 31, 1999. The decrease is primarily attributable to the gain on the lease buyout related to the sale of the Four Seasons in the amount of $18.3 million, partially offset by an increase in interest expense in the amount of $5.5 million for the year ended December 31, 2000, resulting from:

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


LIQUIDITY AND CAPITAL RESOURCES

Recognizing that cash flow from its assets would not provide the Company with adequate capital to meet its requirements during 2000 and 2001, the Company, during the first quarter of 2000, extended certain payment obligations by reaching agreements with Crescent Equities to defer until February 2001 payments on certain of Crescent Operating's obligations to Crescent Equities otherwise scheduled to be made in 2000. During 2001, the Company and Crescent Partnership agreed to modify certain debt agreements, subject to the consummation of the Restructuring Proposal, to (i) defer principal and interest payments until the earlier of December 31, 2001 or the close of the transaction contemplated by the Purchase Agreement and (ii) cease the accrual of interest on certain debt instruments as of May 1, 2001. Because the transactions contemplated by the Purchase Agreement were not consummated, the condition was not met, and the modifications became ineffective. In addition, in August 2001, November 2001 and again in March 2002, with an effective date of December 2001, the Company modified the due date of its line of credit with Bank of America to be August 15, 2002.

In addition, the recession, magnified by the September 11, 2001 terrorist attacks, has placed significant pressure on Crescent Operating's ability to meet its obligations as they come due. Consequently, Crescent Operating and its operating units have defaulted in the payment of their obligations owed to Crescent Real Estate and Crescent Partnership. Based upon current and reasonably forecasted operating results, Crescent Operating will not be able to pay all of its obligations as they come due. In addition, the Company's auditors report included on the financial statements included in this Annual Report on Form 10-K has expressed substantial doubt about the Company's ability to continue to operate as a going concern.

In February 2002, Crescent Operating was notified by Crescent Real Estate that the Company's obligations to Crescent Real Estate were in default. Moreover, Crescent Real Estate announced that it would seek to enforce collection by foreclosure or otherwise of its claims against Crescent Operating and its operating units as quickly as possible. Crescent Operating was unable to repay the debts to Crescent Real Estate as to which a default had been declared. Crescent Operating did not have sufficient liquidity to pay its liabilities on a current basis. In light of these factors, Crescent Operating entered into a Settlement Agreement with Crescent Real Estate. See - Item I - Settlement Agreement.

The Settlement Agreement significantly restricts Crescent Operating's ability to access capital resources. Among other things, the Settlement Agreement limits Crescent Operating's ability to incur additional indebtedness, incur liens, pay dividends or make certain other restrictive payments. Based on these restrictions in the Settlement Agreement and Crescent Operating's current financial condition, it is unlikely that Crescent Operating would have access to any third-party financing. In connection with the Settlement Agreement, Crescent Real Estate did provide Crescent Operating with a $3.2 million facility to provide liquidity during the pendency of the bankruptcy case. Pursuant to this facility, Crescent Real Estate will fund only Crescent Operating's out-of-pocket operating expenses during the bankruptcy. Even with this financing, it is unlikely that Crescent Operating will be able to fund its working capital requirements.

Interest payments and rent payments accrued but deferred as of December 31, 2001 totaled approximately $6.4 million and $41.2 million, respectively. Based on the above, the Company's auditors' report included on the financial statements included in this Annual Report on Form 10-K has expressed substantial doubt about the Company's ability to continue to operate as a going concern and meet its obligations when they come due.

CASH FLOWS

Cash and cash equivalents include amounts from all consolidated subsidiaries, including subsidiaries not wholly owned. Changes, therefore, do not necessarily represent increases or decreases in cash directly available to the Company.

Cash and cash equivalents were $41.5 million and $62.1 million at December 31, 2001 and December 31, 2000, respectively. The 33.2% decrease is attributable to $14.2 million and $118.7 million of cash provided by investing and financing activities, respectively, partially offset by $153.4 million of cash used in operating activities.

OPERATING ACTIVITIES

Net cash flows used in operating activities for the year ended December 31, 2001 were $153.4 million compared with the net cash used in operating activities of $24.3 million and $9.4 million for the years ended December 31, 2000 and 1999, respectively. The Company's outflow of cash used in operating activities of $153.4 million was primarily attributable to outflows from:

     o    net loss of $78.1 million;

     o    an increase in real estate of $184.3 million; and

     o    a decrease in accounts payable and accrued expenses of $5.7 million.

The outflow of cash used in operating activities was partially offset by:

     o increases in accounts payable and accrued expenses - CEI of $36.5 million;

     o    decrease in inventories of $15.8 million; and

     o    decrease in accounts receivable of $7.6 million.

INVESTING ACTIVITIES

Net cash flows provided by investing activities for the year ended December 31, 2001 were $14.2 million compared with the net cash provided by investing activities of $20.4 million and the net cash used in investing activities of $34.5 million for the years ended December 31, 2000 and 1999, respectively. The Company's inflow of cash provided by investing activities of $14.2 million was primarily attributable to inflows from:

     o distributions from investments of Controlled Subsidiaries of $41.0 million;

     o    proceeds from the sale of property and equipment of $22.6 million; and

     o net proceeds from sale and collection of notes receivable of $9.6 million.

The inflow of cash provided by investing activities was partially offset by:

     o acquisitions of business interests by Controlled Subsidiaries of $17.7 million;

     o    purchases of property and equipment of $37.8 million; and

     o contributions to investments of Controlled Subsidiaries of $5.9 million.

FINANCING ACTIVITIES

Net cash flows provided by financing activities for the year ended December 31, 2001 were $118.7 million compared with the net cash provided by financing activities of $27.0 million and $40.1 million for the years ended December 31, 2000 and 1999, respectively. The Company's inflow of cash provided by financing activities of $118.7 million was primarily attributable to inflows from:

     o    proceeds of all long-term debt of $346.2 million; and

     o capital contributions attributable to Minority Interests of $4.5 million.

The inflow of cash provided by financing activities was partially offset by:

     o    payments of all long-term debt of $200.3 million; and

     o    distributions to Minority Interests of $31.7 million.

FINANCING ATTRIBUTABLE TO CORPORATE AND WHOLLY OWNED SUBSIDIARIES

As of December 31, 2001, financing instruments attributable to corporate and wholly owned subsidiaries were as follows:

o During 2001, the Company extended the maturity date of its $15.0 million unsecured bank line of credit from Bank of America, first from August 2001 to November 2001, then from November 2001 to the earlier of December 31, 2001 or the close of the Purchase Agreement and finally in March 2002, with an effective date of December 31, 2001, from December 2001 to August 2002. The line of credit bears interest at the LIBOR rate plus 1% per annum, payable monthly and all principal and unpaid interest on the line of credit is payable August 15, 2002. The $15.0 million available under the line of credit from Bank of America is fully drawn.

o In connection with the formation and capitalization of Crescent Operating in the second quarter of 1997, Crescent Operating received approximately $14.1 million in cash from Crescent Partnership and Crescent

     Partnership loaned Crescent Operating approximately $35.9 million pursuant to a five-year term loan, maturing on May 8, 2002, of which approximately $16.2 million was outstanding as of December 31, 2001. The loan is a recourse loan that is collateralized, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets which the Company now owns or may acquire in the future. The loan bears interest at the rate of 12% per annum, compounded quarterly, with required quarterly principal and interest payments limited by quarterly cash flow of the Company as defined in the applicable credit agreement. This loan is called the "1997 Term Loan."

o Effective March 12, 1999, the Company agreed to make a permanent reduction in its $30.4 million 12% line of credit with Crescent Partnership commensurate with the proceeds from the sale of 80% of the Company's 2% interest in the Temperature Controlled Logistics Partnerships. On March 12, 1999, the Company received $13.2 million of proceeds and correspondingly permanently reduced the availability under the line of credit from $30.4 million to $17.2 million. The line of credit bears interest at the rate of 12% per annum, compounded quarterly, payable on an interest-only basis during its term, which expires on the later of (i) May 21, 2002 or (ii) five years after the last draw under the line of credit (in no event shall the maturity date be later than June 2007). Draws may be made under the line of credit until June 22, 2002. The line of credit is a recourse obligation and amounts outstanding thereunder are collateralized, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets which the Company now owns or may acquire in the future. The line of credit is cross-collateralized and cross-defaulted with the Company's other borrowings from Crescent Partnership. As of December 31, 2001, $20.2 million was outstanding under the line of credit. This line of credit is called the "1997 Revolving Loan."

o Also effective March 12, 1999, the Company obtained from Crescent Partnership a $19.5 million line of credit bearing interest at a rate of 9% per annum. The line of credit is payable on an interest-only basis during its term, which expires in May 2002. The note is cross-collateralized and cross-defaulted with the Company's other borrowings from Crescent Partnership. Upon inception of this line of credit, the Company immediately borrowed the full $19.5 million with which it contributed approximately $15.5 million in connection with the formation of AmeriCold Logistics and used the remaining $4.0 million of proceeds to reduce the amount outstanding under the 12% line of credit with Crescent Partnership. As of December 31, 2001, $22.0 million was outstanding under the line of credit. This line of credit is called the "AmeriCold Loan."

o The Company funded its contribution to COPI Colorado using the proceeds from a $9.0 million term loan from Crescent Partnership. The loan bears interest at 12% per annum, with interest payable quarterly and the full original principal amount of $9.0 million, together with any accrued but unpaid interest, payable in May 2002. The Company's interest in COPI Colorado secures the loan, which is cross-collateralized and cross-defaulted with the Company's other borrowings from Crescent Partnership. As of December 31, 2001, $10.6 million was outstanding under the line of credit. This line of credit is called the "COPI Colorado Loan."

o As a part of the acquisitions of E.L. Lester and Company ("Lester") and Harvey Equipment Center, Inc. ("Harvey"), Crescent Operating issued notes payable in the amount of $6.0 million and $1.2 million, respectively. The Lester and Harvey notes are payable in semi-annual principal and interest payments and bear interest at 7.5% and 8.0%, respectively. All principal and unpaid interest on the Harvey and Lester notes are due July 2002 and July 2003, respectively. The Lester note is collateralized by stock of Lester. As of December 31, 2001, the outstanding balances on the Lester and Harvey notes were $2.5 million and $0.3 million, respectively. These notes are called the "Equipment Acquisition Notes."

o Crescent Machinery has various equipment notes payable and floor plan notes under credit facilities which are collateralized by the equipment financed. The equipment notes are payable in monthly principal and interest payments and bear interest at 4.5% to 9.5% per annum and mature in 2002 due to defaults in payments. The floor plan notes do not bear interest, do not require monthly principal or interest payments and generally have terms ranging from three to twelve months. As of December 31, 2001, the outstanding balance on the equipment notes was $80.7 million and on the floor plan notes was $4.2 million. At December 31, 2001, Crescent Machinery was in default on its loans from commercial institutions because of its nonpayment of required principal payments with outstanding principal amounts under default by Crescent Machinery of $84.9 million at December 31, 2001. These notes are called the "Equipment Financing Notes."

Subsequent to December 31, 2001, the following events occurred involving such financing instruments:

o On February 15, 2002, Crescent Partnership purchased Equipment Acquisition Notes from the note holders.

o Due to its bankruptcy filing and to non-payment of required principal payments, Crescent Machinery is currently in default on its Equipment Financing Notes. Outstanding principal amounts under default by Crescent Machinery totaled $84.9 million at December 31, 2001. On February 6, 2002, Crescent Machinery Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in Fort Worth, Texas.

o On February 13, 2002, the Company received notice from Crescent Partnership that it was in default on the 1997 Term Loan, the 1997 Revolving Loan, the AmeriCold Loan and the COPI Colorado Loan. On February 14, 2002, pursuant to the Settlement Agreement, Crescent Partnership foreclosed on certain collateral securing such loans, which had the effect of reducing the aggregate indebtedness from $76.2 million to $36.1 million.

FINANCING ATTRIBUTABLE TO NON WHOLLY OWNED SUBSIDIARIES

As of December 31, 2001, financing instruments attributable to non wholly owned subsidiaries were as follows:

o Desert Mountain Properties has a credit agreement with Crescent Partnership pursuant to which Crescent Partnership has advanced funds to Desert Mountain Properties through a "Junior Note". The Junior Note evidences a $60.0 million advance from Crescent Partnership to Desert Mountain Properties and accrues interest at 14% per annum. The principal and interest on the Junior Note is payable in quarterly installments, based on proceeds from the operations of Desert Mountain Properties. As of December 31, 2001, the outstanding balance of the Junior Note was $59.0 million.

o Desert Mountain Properties entered into a $50.0 million credit facility with National Bank of Arizona in May 1998. The facility was amended in December 2001. The facility is comprised of (i) a $40.0 million line of credit available for vertical financing related to new home construction and bears an annual interest at the prime rate and (ii) a $10.0 million line of credit available for borrowings against certain notes receivable issued by Desert Mountain Properties and bears an annual interest rate of prime plus 1%. The credit facility expires November 2003 with interest payable monthly, collateralized by land owned by Desert Mountain Properties, deeds of trust on lots sold and home construction. As of December 31, 2001, the outstanding balance on the line of credit with National Bank of Arizona was $29.9 million.

o Desert Mountain Properties has an unsecured promissory note payable to Crescent Partnership for $1.0 million. The note bears interest at 10%, with payments of interest due in quarterly installments. Payment of principal is due at the note's expiration of December 31, 2002.

o CRDI has four lines of credit with Crescent Partnership. The first line of credit of $56.2 million bears interest at 11.5% per annum, compounded annually. Principal and interest payments are due as distributions from projects are received, as defined by the applicable agreement. The line of credit is due August 2004. As of December 31, 2001, $48.4 million was outstanding on the $56.2 million line of credit. The second line of credit of $100.0 million bears interest at 11.5% per annum, compounded annually. Principal and interest payments are due as distributions from projects are received, as defined by the applicable agreement. The line of credit is due September 2008. As of December 31, 2001, $72.3 million was outstanding on the $100.00 million line of credit. The third line of credit with Crescent Partnership for $40.0 million bears interest at 11.5% per annum. Principal and interest payments are due as distributions are received, as defined by the applicable credit agreement. The line of credit is due December 2006. As of December 31, 2001, $23.4 million was outstanding on the $40.0 million line of credit. The fourth line of credit with Crescent Partnership for $70.0 million bears interest at 11.5% per annum. Principal and interest payments are due as distributions are received, as defined by the applicable credit agreement. The line of credit is due December 2006. As of December 31, 2001, $36.6 million was outstanding on the $70.0 million line of credit. The lines of credit are collateralized by CRDI's interests in East West Resort Development partnerships, East West Resorts, LLC and other CRDI property. Generally, CRDI's loans with Crescent Partnership are cross-collateralized and cross-defaulted.

o The operating entities in which CRDI invests have various construction loans for East West projects which are collateralized by deeds of trust, security agreements and a first lien on the assets conveyed. The notes are payable in monthly principal and interest payments and bear interest at 4.4% to 11.3% per annum. The notes mature between 2002 and 2003. As of December 31, 2001, the outstanding balance on these construction notes was $136.6 million in the aggregate.

o CRL has a line of credit with Crescent Partnership in the amount of $7.0 million bearing interest at a rate of 12% per annum. The line of credit is due August 2003. The principal and interest are payable as CRL receives distributions pursuant to the CR License Operating Agreement and the CR Las Vegas Operating Agreement. The $7.0 million available under the line of credit was fully drawn as of December 31, 2001.

o In July 2000, CRL obtained from Crescent Partnership a $0.2 million term note bearing interest at a rate of 12% per annum. The full original principal amount of $0.2 million, together with any accrued but unpaid interest is due August 2003. As of December 31, 2001, $0.2 million was outstanding on the note.

     In February and March 2002, in accordance with the Settlement Agreement, the Company transferred its equity interest in each of the debtors to Crescent Partnership.

     On a consolidated basis, this had an impact of transferring debt of $414.3 million at December 31, 2001 back to Crescent Partnership.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2001, the Company had fixed and variable rate notes payable and lines of credit subject to market risk related to changes in interest rates, none of which were entered into for trading purposes. The Company endeavored to manage its market risk by attempting to match anticipated inflow of cash from its operating, investing and financing activities with anticipated outflow of cash to fund debt payments, investments and other cash requirements. The Company has not used derivative financial instruments to manage interest rate risk.

As of December 31, 2001, the Company's subsidiaries had amounts outstanding under variable rate notes payable and lines of credit totaling $242.1 million, with a weighted average interest rate of 10.5% per annum. A hypothetical 10% increase in the weighted average interest rate on the Company's variable rate notes and lines of credit would cause a $2.5 million increase in interest expense and a decrease in the Company's earnings and cash flows of $0.7 million, based on the amount of variable rate debt outstanding as of December 31, 2001. Crescent Operating ceased either to own or to control such subsidiaries in February 2002 and thus ceased to have market interest rate exposure with respect to those instruments.

As of December 31, 2001, the Company had amounts outstanding under fixed rate notes payable and lines of credit totaling $345.0 million, with a weighted average interest rate of 11.4% per annum. Hypothetically, if market interest rates were substantially lower than the rates on the Company's fixed rate notes and credit lines, the Company would be able to reduce interest expense if it were able to prepay and/or refinance those instruments. However, as explained elsewhere in this report, Crescent Operating is unable to prepay or refinance any of those instruments, either because Crescent Operating in February 2002 ceased either to own or to control subsidiaries holding such instruments or because such instruments have matured due to Crescent Operating's payment default.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is contained in the Company's Consolidated Financial Statements as indicated in the Index on Page F-1 of this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Below is the summary of the background, business experience and description of the principal occupation of the sole director and executive officer of the Company.

JEFFREY L. STEVENS, 53, has served as Sole Director, President and Chief Executive Officer since February 14, 2002 and Secretary since May 1, 2001. Prior to this appointment, he had served as Director, Executive Vice President and Chief Operating Officer of Crescent Operating since February 1998. From May 1997 to June 1999, Mr. Stevens served as the Company's Treasurer and Secretary. From May 1997 to February 1998, Mr. Stevens served as Chief Financial Officer of the Company. Mr. Stevens also serves in various capacities with respect to the Company's investments such as Chairman of Crescent Machinery and President of the entity that holds the AmeriCold interest. As stated elsewhere in this annual report, Crescent Machinery filed a voluntary petition in bankruptcy on February 6, 2002. Until December 1998, Mr. Stevens served in these capacities pursuant to a services agreement between the Company and Petroleum Financial, Inc. ("PFI"), a firm which provides accounting, financial and management services to business enterprises, which employed Mr. Stevens until December 1998. When that services agreement ended, Mr. Stevens was immediately employed by the Company. Mr. Stevens is the founder of PFI, and from 1991 until December 1998 served as PFI's President and Chief Executive Officer. Mr. Stevens became a director of Crescent Operating in June 1997. From November 1998 to June 2000, Mr. Stevens served as Chairman of the governing board of CBHS. For over 10 years, Mr. Stevens was a director of Amerac Energy Corporation, an oil and gas acquisition, production and development company ("Amerac"), and has held various positions with Amerac since 1974. Mr. Stevens' last positions with Amerac were Senior Vice President, Chief Financial Officer and Secretary, offices which he held until January 1997. Mr. Stevens is also a member of the board of directors of Stewart Title of Montgomery County, Inc. Mr. Stevens holds a Bachelor of Business Administration (B.B.A.) from East Texas State University and is a Certified Public Accountant.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and related rules of the SEC require the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Related rules of the SEC also require such persons to furnish the Company with copies of all reports filed pursuant to Section 16(a). Based solely on the Company's review of the copies of the reports received or written representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements applicable to its directors, officers and shareholders owning more than 10% of the Common Stock were complied with during the fiscal year ended December 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                                          LONG-TERM
                                                              ANNUAL COMPENSATION                    COMPENSATION AWARDS
                                                     ------------------------------------     ---------------------------------

                                                                              OTHER ANNUAL      RESTRICTED        SECURITIES
    NAME AND PRINCIPAL POSITION            YEAR      SALARY       BONUS      COMPENSATION     STOCK AWARDS   UNDERLYING OPTIONS
    ---------------------------            ----      ------       -----      ------------     ------------   ------------------

Jeffrey L. Stevens                         2001     $200,000         --            --               --
     President and Chief Executive         2000     $200,000         --            --               --
     Officer (2/02 - present)              1999     $166,458    $35,000            --               --          150,000(2)
     Executive Vice President and Chief
     Operating Officer

John C. Goff                               2001     $100,000         --            --               --               --
     President and Chief Executive         2000     $100,000         --            --               --               --
     Officer (6/99-2/02)                   1999     $ 55,556(1)      --            --               --          260,000(1)(2)

(1) Mr. Goff was elected President and Chief Executive Officer on June 11, 1999. His annualized base salary of $100,000 in 1999 was earned from June 11, 1999. In August 1999, Mr. Goff was granted 60,000 fully vested options exercisable at $4.75 per share. In December 1999, Mr. Goff was granted 200,000 options, scheduled to vest in equal amounts over the succeeding five years, exercisable at $2.50 per share. Mr. Goff resigned from his position on February 13, 2002.

(2) Options to purchase shares were granted under the Company's 1997 Management Stock Incentive Plan as amended (the "Management Stock Incentive Plan").

STOCK OPTION GRANTS

No stock options or stock appreciation rights were granted to the executive officers of the Company during fiscal year 2001.


OPTION EXERCISES

The following table sets forth information concerning the exercise of stock options by the Company's executive officers during fiscal year 2001, and the number and value of unexercised stock options held by the Company's executive officers at December 31, 2001.



          AGGREGATED OPTION EXERCISES DURING 2001 AND OPTION VALUES AT
                                DECEMBER 31, 2001


                                                          NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                     UNDERLYING UNEXERCISED OPTIONS      IN-THE-MONEY OPTIONS
                                                           AT FISCAL YEAR-END            AT FISCAL YEAR-END(1)
                                                     -----------------------------    ----------------------------
                        SHARES
                      ACQUIRED ON       VALUE
NAME                   EXERCISE        REALIZED      EXERCISABLE     UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                  -----------      --------      -----------     -------------    -----------    -------------

John C. Goff              --              --            549,190               --               --            --

Jeffrey L. Stevens        --              --            202,800               --               --            --

(1) Based on the closing price of the Common Stock on December 28, 2001 (the last trading day of the fiscal year) on the OTC Bulletin Board, all of the options were out-of-the-money.

Under the terms of the Company's Management Stock Incentive Plan and its earlier Amended Stock Incentive Plan, the execution of the Purchase Agreement as of June 28, 2001 caused all outstanding Company options issued under those plans to immediately vest and become fully exercisable (provided that such options must have been held at least six months) and caused all restrictions on outstanding shares of restricted stock issued under such plans to lapse. As a result of this acceleration, previously unvested outstanding stock options to purchase 396,460 shares of the Company's Common Stock became immediately vested and exercisable as of June 29, 2001. These options are exercisable to purchase shares of Company common stock at prices ranging from $0.99 to $20.50 per share. Options to purchase 359,605 of such shares were held by persons who were, at the time, directors and executive officers of the Company. At current and recent stock prices for the Company's Common Stock, all of the accelerated options were out-of-the-money.

COMPENSATION OF DIRECTORS

For 2001, each director who was not also an officer of the Company (an "outside director") received an annual fee of $15,000 and 16,667 shares of restricted stock, valued at the aggregate market price of $10,000 on the date of grant for their service. Two directors received pro rata payment of the annual fee in the amount of $6,250 as well as pro rata shares of restricted stock, 6,945 shares, for their partial term served during the year. In addition, each member of the Audit and Compensation Committees received $750 for each meeting attended, with the committee chairman receiving an additional $450 per meeting attended; and each member of the Intercompany Evaluation Committee received $2,500 for each meeting attended (except for Mr. Stevens who is an officer of the Company). Directors who are also officers of the Company receive no annual fee for their service as directors and no fees are paid to members of the Executive Committee for meetings attended. All directors, however, are reimbursed for expenses incurred in attending meetings.


EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS


During the year ended December 31, 2001, the Company was not subject to any agreement with any executive officer regarding employment or any compensatory plan or arrangement relating to the termination of employment of change in control of the Company.


In January 2002, following the termination of the Restructuring Proposal, the Board of Directors of Crescent Operating determined unanimously (with Mr. Stevens, however, abstaining) that it was in the best interests of the Company to induce Mr. Stevens to remain with Crescent Operating and Crescent Machinery, by having each corporation offer Mr. Stevens an employment agreement for the next 12 months. The aggregate salary to be paid under both agreements was $300,000, with a $150,000 bonus to be paid upon the earlier of the confirmation by a bankruptcy court of a bankruptcy plan for Crescent Operating or the end of the employment term. On February 6, 2002, Crescent Machinery filed a petition in bankruptcy, and on February 13, 2002, all of the directors of the Company other than Mr. Stevens resigned. Because of Crescent Machinery's bankruptcy, payment of the compensation due to Mr. Stevens under the employment agreements was made the sole responsibility of Crescent Operating.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2001, the Compensation Committee of the Board of Directors of the Company was composed entirely of outside directors. The function of the Compensation Committee was to determine compensation for the Company's executive officers, to administer the stock incentive plans and other compensation plans adopted by the Company, and to nominate persons to serve as directors of the Company. Decisions regarding executive compensation during fiscal 2001 were made by the Compensation Committee. During 2001, the Compensation Committee consisted of Carl F. Thorne (Chairman) and Paul E. Rowsey, III, neither of whom was or has been an officer of the Company or any of its subsidiaries or had a relationship requiring disclosure in Item 14 of this annual report. The Compensation Committee held no meetings in 2001. There were no Compensation Committee interlocks during 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 15, 2002, unless otherwise indicated, information regarding beneficial ownership of shares of Crescent Operating common stock by (i) the sole director of Crescent Operating, (ii) the sole executive officer of Crescent Operating, (iii) each person known by Crescent Operating to beneficially own more than 5% of the Crescent Operating common stock, and (iv) all directors and executive officers of Crescent Operating as a group. Unless otherwise noted below, each person or entity named in the table has sole voting power and sole investment power with respect to each of the shares beneficially owned by such person or entity.

BENEFICIAL OWNERSHIP

Name and Address of Beneficial Owner    Number of Shares     Percent of Outstanding Shares(7)
------------------------------------    ----------------     --------------------------------

     Jeffrey L. Stevens (1) (2)            207,800(3)                       1.9%
   777 Taylor Street, Suite 1050
      Fort Worth, Texas 76102

        Richard E. Rainwater             1,253,714(4)                      11.5%
      777 Main Street, Suite 2250
        Fort Worth, Texas 76102

            John C. Goff                   858,121(5)                       7.5%
    777 Main Street, Suite 2100
      Fort Worth, Texas 76102

   Magten Asset Management Corp.           670,300(6)                       6.2%
          35 East 21st Street
       New York, New York 10010

All Directors and Executive Officers       207,800(3)                       1.9%
        As a Group (one person)

----------

(1)  Indicates a director of Crescent Operating.

(2)  Indicates an executive officer of Crescent Operating.

(3) Includes 5,000 restricted shares issued pursuant to Crescent Operating's Amended Stock Incentive Plan, all of which have vested, that is, the restrictions on the shares have lapsed, as of February 13, 2002. Also includes 202,800 shares underlying stock options issued pursuant to the Amended Plan or the Management Stock Incentive Plan, all of which were vested as of February 13, 2002.

(4) Includes 45,178 shares beneficially owned by Ms. Darla D. Moore, who is Mr. Rainwater's spouse. However, Mr. Rainwater disclaims beneficial ownership with respect to all shares owned by his spouse. Includes 854,146 shares owned indirectly by Mr. Rainwater, including (i) 10,520 shares owned by Rainwater, Inc., a Texas corporation, of which Mr. Rainwater is a director and the sole owner; (ii) 624,224 shares owned by Office Towers LLC, a Nevada limited liability company, of which Mr. Rainwater and Rainwater, Inc. own an aggregate 100% interest; and (iii) 219,402 shares owned by The Richard E. Rainwater 1995 Charitable Remainder Unitrust No. 1, of which Mr. Rainwater is the sole trustee. Also includes 116,562 shares underlying a stock option which have vested.

(5) Based solely on the Schedule 13D as amended through the amendment dated March 4, 2002, includes 15,256 shares owned by Goff Family, L.P., a Delaware limited partnership, of which Mr. Goff is a general partner, and 61 shares held for Mr. Goff's benefit in Crescent Operating's 401(k) plan.. Mr. Goff disclaims beneficial ownership with respect to all shares owned by Goff Family, L.P. in excess of his pecuniary interest in the partnership. Also includes 549,190 shares underlying stock options all of which were vested as of February 13, 2002.

(6) Based solely on the Schedule 13G as amended through the amendment dated February 8, 2002, filed by Magten Asset Management Corp., it is Crescent Operating's understanding that (i) Magten is an investment advisor; and
     (ii) Magten has shared, but no sole, voting power and dispositive power with respect to all of the reported shares.

(7) The percentage of Crescent Operating common stock a person beneficially owns is based on 10,828,497 outstanding shares and assumes that (i) as to any person listed in this table, all stock options exercisable and (ii) as to all other persons, no stock options are exercised.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH CRESCENT EQUITIES AND CERTAIN OFFICERS AND STOCKHOLDERS OF CRESCENT EQUITIES AND THE COMPANY

The Company has entered into transactions and arrangements with Crescent Equities and Crescent Partnership and certain officers and directors of Crescent Equities and Crescent Partnership, which are described in the following paragraphs. Mr. Rainwater, who up until February 13, 2002, was the Chairman of the Board of Directors of the Company and is the Chairman of the Board of Trust Managers of Crescent Equities and owns beneficially more than ten percent of the common shares of Crescent Equities. Mr. Goff, who up until February 13, 2002, was the Vice Chairman of the Board and Chief Executive Officer of the Company and is Vice Chairman of the Board and Chief Executive Officer of Crescent Equities; he also serves as the sole director and President and Chief Executive Officer of the sole general partner of Crescent Partnership. As of December 31, 2001, Messrs. Rainwater and Goff beneficially owned in the aggregate approximately 14.8% of the outstanding equity securities of Crescent Equities.

As part of the Settlement Agreement, Crescent Operating transferred its general partner interest in COPI Colorado, a Delaware limited partnership in which Crescent Operating was the sole general partner, owning a 60% general partner interest, to Crescent Partnership. Prior to the Settlement Agreement, COPI Colorado distributed its holdings of Crescent Operating, Inc. common stock, consisting of 1,102,530 shares, to the Company and COPI Colorado's other two partners, John C. Goff and Harry Frampton, each holding a 20% limited partnership interest. Accordingly, each of Messrs. Goff and Frampton received approximately 220,506 shares of Crescent Operating common stock in the COPI Colorado distribution.

Messrs. Goff and Rainwater are parties to a support agreement with Crescent Operating and Bank of America whereby they have personally agreed to make additional equity investments in Crescent Operating if and to the extent Crescent Operating defaults on payment obligations on its line of credit with Bank of America. In accordance with the Settlement Agreement, the Company agreed that a Crescent Real Estate subsidiary, Crescent Spinco, upon the effectiveness of its registration statement, will distribute its shares to the holders of Crescent Real Estate common shares and will purchase Crescent Operating's entire membership interest in COPI Cold Storage LLC, for approximately $15.0 million to $15.5 million. The proceeds of that sale would be applied by the Company to the repayment of the Company's $15.0 million obligation to Bank of America. Messrs. Goff and Rainwater will be relieved of their potential personal liability under the support agreement to the extent the transactions under the Settlement Agreement are consummated and the proceeds are used to discharge the outstanding balance on the Bank of America line of credit.

Effective December 31, 2001, the Company, in connection with extending the maturity of its $15.0 million loan from Bank of America from December 31, 2001, to August 15, 2002, agreed to modify the loan from an unsecured to a secured credit facility. The Company, with the consent of Crescent Partnership which agreed to subordinate its security interest in the Company' 40% interest in AmeriCold Logistics, pledged all of its interest in AmeriCold Logistics to Bank of America to secure the loan.

In addition, pursuant to the Settlement Agreement and the Company's bankruptcy plan, the current and former directors and officers of the Company and the current and former trust managers and officers of Crescent Real Estate will receive certain liability releases from the Company and, upon the distribution of Crescent Equities shares to the Company's stockholders, from the Company's stockholders.


INTERCOMPANY AGREEMENT WITH CRESCENT LP

The Company was formed to be the lessee and operator of certain assets owned or to be acquired by Crescent Equities and perform an agreement (the "Intercompany Agreement") between the Company and Crescent LP. The Intercompany Agreement provided, subject to certain terms, that Crescent Partnership would provide the Company with a right of first refusal to become the lessee of any real property acquired by Crescent Partnership if Crescent Partnership determines that, consistent with the status of Crescent Real Estate Equities Company as a real estate investment trust, it is required to enter into a "master lease" arrangement. In general, a master lease arrangement is an arrangement pursuant to which an entire property or project (or group of related properties or projects) is leased to a single lessee. In addition to lessee transactions, the Company and Crescent Partnership had also entered into

"controlled subsidiary transactions" under the Intercompany Agreement. Controlled subsidiary transactions are those in which the Company invested alongside Crescent Partnership in acquisitions where the Company owned all of the voting stock and Crescent Partnership owned all of the non-voting stock of a corporate acquisition vehicle which in turn would acquire a target business which at the time could not be operated by Crescent Partnership because of Crescent Equities' status as a REIT. In addition, under the Intercompany Agreement, the Company had agreed not to acquire or make investments in real estate or any other investments that may be structured in a manner that qualified under the federal income tax requirements applicable to REITs, unless Crescent Partnership had been given notice of the opportunities and had decided not to pursue them.

The REIT Modernization Act, which took effect January 1, 2001, contained a provision that would permit REITS, such as Crescent Equities, to own and operate certain types of investments that are currently owned and operated by Crescent Operating. As a consequence of the REIT Modernization Act, the Intercompany Agreement was not expected to result in future business opportunities for Crescent Operating. The Settlement Agreement provided for the termination of the Intercompany Agreement.

LEASES WITH CRESCENT EQUITIES AND RELATED MANAGEMENT AGREEMENTS

Prior to the Company's transfer of its hospitality assets pursuant to the Settlement Agreement, Crescent Operating or its subsidiaries leased six hotels and two destination health and fitness resorts from Crescent Equities during all or part of 2001. The properties are subject to long-term leases that expire between December 2004 and June 2009 and generally provide for (i) base rent, with periodic rent increases, (ii) percentage rent based on a percentage of gross hotel revenues less food and beverage revenues above a specified amount and (iii) a percentage of gross food and beverage revenues above a specified amount. Under the leases, the Company's subsidiaries have assumed the rights and obligations of the property owner under the respective management agreements with the hotel operators (including the property management agreements with two of the hotels and one golf course associated with a hotel), as well as the obligation to pay all property taxes and charges against the properties and, with one exception, Crescent Equities is obligated to fund all capital expenditures related to furniture, fixtures and equipment reserves required under the respective management agreements. Crescent Operating has executed a master guaranty and other guaranties pursuant to which it unconditionally guarantees payment and performance of the leases solely from its hotel and resort-related assets and income streams.

Total rent expense related to the hotel and destination health and fitness resort properties leased from Crescent Equities totaled approximately $55.7 million for the year ended December 31, 2001. As of December 31, 2001, the lessees had accrued but deferred payment of approximately $41.2 million of rent with the consent of Crescent Equities. Pursuant to the Settlement Agreement on February 14, 2002, the hospitality assets were transferred to Crescent Equities for a consideration of $23.6 million in deferred rent.

All of the Company's hotel operations, except for the Sonoma Mission Inn and Spa, Sonoma Mission Inn Golf and Country Club and the Ventana Inn and Spa, were managed by third party operators. The Company and its hospitality subsidiaries had a Master Asset Management and Administrative Services Agreement with SMC (the "SMC Management Agreement") to manage the Hyatt Albuquerque, the Renaissance Hotel Houston and the Denver City Center Marriott. In addition, the Company's hospitality subsidiaries had accepted assignment from the owners of the Sonoma Mission Inn and Spa, the Sonoma Mission Inn Golf and Country Club and the Ventana Inn and Spa of its property management agreements with SMC. The principals of SMC are Sanjay and Johanna Varma and CEI is an equity owner in SMC. Payments of obligations under the SMC Management Agreement were guaranteed by the Company. For each property for which it provided asset management services, SMC was entitled to receive a base fee equal to 0.85% of gross revenues of the property managed plus an incentive fee of 50% of actual net income in excess of budgeted net income. For each property for which it provided property management services, SMC was entitled to receive a base fee equal to 2.0% of gross revenues of the property plus an incentive fee of 20% of net operating income in excess of a 12% annual return on investment to owner.

As consideration for its services under the SMC Management Agreement, SMC received an annual base fee (and no incentive fee) for 2001 of approximately $0.6 million, for its asset management services related to the Hyatt Albuquerque, the Renaissance Houston Hotel and the Denver City Center Marriott.

FINANCING ARRANGEMENTS WITH CRESCENT EQUITIES

Crescent Operating and certain of its subsidiaries have various debt instruments payable to Crescent Equities, which, in the aggregate, had outstanding balances in the amount of $317.9 million as of December 31, 2001. A portion of such debt instruments is payable by Crescent Operating or subsidiaries of Crescent Operating which are 100% owned ("Wholly Owned Debt") and the remainder is payable by subsidiaries of Crescent Operating which are not 100% owned ("Non-Wholly Owned Debt").

As of December 31, 2001, Wholly Owned Debt instruments in the amount of $70.2 million consisted of the following: (i) a note payable in the amount of $16.2 million, due May 2002, at an interest rate of 12% per annum, collateralized by a first lien on assets which Crescent Operating now owns or may acquire in the future; (ii) a line of credit in the amount of $20.2 million, due the later of May 2002 or five years after the last draw, at an interest rate of 12% per annum, collateralized by a first lien on assets which Crescent Operating now owns or may acquire in the future; (iii) a note payable in the amount of $10.6 million, due May 2002, at an interest rate of 12% per annum, collateralized by a first lien on assets which Crescent Operating now owns or may acquire in the future; (iv) a note payable in the amount of $0.8 million, due August 2003, at an interest rate of 10.75% per annum, collateralized by a deed of trust in certain real and personal property; (v) a note payable in the amount of $0.2 million, due August 2003, at an interest rate of 10.75% per annum, collateralized by a deed of trust in certain real and personal property; (vi) a note payable in the amount of $0.2 million, due November 2006, at an interest rate of 7.5% per annum; and (vii) a note payable in the amount of $22.0 million, due May 2002, at an interest rate of 9% per annum, cross-collateralized and cross-defaulted with Crescent Operating's other borrowings with Crescent Equities. The accrued interest related to Wholly Owned Debt totaled $6.4 million at December 31, 2001. On February 13, 2002, Crescent Equities delivered default notices to Crescent Operating relating to approximately $76.2 million of principal and accrued interest due to Crescent Real Estate under certain secured loans.

The Company, during the first quarter of 2000, extended certain payment obligations by reaching agreements with Crescent Equities to defer until February 2001 payments on certain of Crescent Operating's obligations to Crescent Equities otherwise scheduled to be made in 2000. During 2001, the Company and Crescent Partnership agreed to modify certain debt agreements, subject to the consummation of the Restructuring Proposal, to (i) defer principal and interest payments until the earlier of December 31, 2001 or the close of the transaction contemplated by the Purchase Agreement and (ii) cease the accrual of interest on certain debt instruments as of May 1, 2001. Because the transactions contemplated by the Purchase Agreement were not consummated, the condition was not met, and the modifications became ineffective. Interest payments and rent payments accrued but deferred as of December 31, 2001, totaled approximately $6.4 million and $41.2 million, respectively.

As of December 31, 2001, Non-Wholly Owned Debt instruments in the amount of $247.7 million consisted of the following: (i) a note payable by Desert Mountain Development Limited Partnership ("Desert Mountain Properties") in the amount of $59.0 million, due December 2010, at an interest rate of 14% per annum, collateralized by land, improvements and equipment at Desert Mountain Properties; (ii) an unsecured promissory note by Desert Mountain Properties for $1.0 million, bearing interest at 10%, with payments of interest due in quarterly installments and principal due at the note's expiration of December 31, 2002 (iii) a line of credit (the "CRDI Credit Agreement") payable by CRDI in the amount of $56.2 million ($48.4 million of which was outstanding), due August 2004, at an interest rate of 11.5% per annum, collateralized by the interests of in certain property, partnerships and a limited liability company (the interest in the limited liability company was subsequently transferred and sold in 2001, as described below); (iv) a line of credit payable by CRDI in the amount of $100.0 million ($72.2 million of which was outstanding), due September 2008, at an interest rate of 11.5% per annum, collateralized by CRDI's interests in certain property, partnerships and a limited liability company; (v) a line of credit payable by CRDI in the amount of $70.0 million ($36.6 million of which was outstanding), due December 2006, at an interest rate of 11.5% per annum, collateralized by CRDI's interests in certain property, partnerships and a limited liability company; (vi) a line of credit (the "CRL Credit Facility") payable by CRL Investments, Inc. ("CRL") in the amount of $7.0 million, due August 2003, at an interest rate of 12% per annum, collateralized by a first lien on assets which CRL now owns or may acquire in the future; (vii) a line of credit in the amount of $40.0 million ($23.4 million of which was outstanding) payable by CRDI, due December 2006, at an interest rate of 11.5% per annum, collateralized by CRDI's interests in certain property, partnerships and a limited liability company; and (viii) a term note in the amount of $0.2 million payable by CRL, due August 2003, at an interest rate of 12% per annum, and collateralized by a first lien on assets which the debtor now owns or may acquire in the future. Crescent Operating's economic investment in the entities which have Non-Wholly Owned Debt is 6% or less.

Crescent Resort Development, Inc. (formerly Crescent Development Management
Corp.)

Until February 14, 2002, Crescent Operating was the sole general partner of COPI Colorado, LP, which owns 10% of CRDI, representing 100% of the voting stock of CRDI. Mr. Goff is a limited partner of COPI Colorado. Until December 2000, CRDI had an indirect economic interest in a real estate company specializing the management of resort properties. That investment was transferred to Crescent Development Management Corp. II, a Delaware corporation, a newly formed entity have the same owners, board of directors and officers as CRDI, in anticipation of the proposed restructuring of Crescent Operating involving Crescent Equities. In connection with that transfer, CDMC II assumed the indebtedness of CRDI incurred in connection with that investment, all of which is owed to Crescent Partnership, and CRDI and CDMC II each guaranteed the indebtedness of the other to Crescent Partnership. Effective March 30, 2001, CDMC II sold that investment
- a membership interests in East West Resorts, LLC - to a company affiliated with the other owner of EWR, for cash and a secured promissory note. CDMC II immediately transferred the cash and note to Transportal Investment Corp. in exchange for its assumption of all of its indebtedness and dissolved. Crescent Operating owned 1%, and Crescent Partnership owned 99%, of TIC, which owns an interest in Transportal Network, LLC. Transportal Network is an abandoned venture that had been planned to provide routing and load management services and facilitate related purchases over the internet to independent truckers, shippers and receivers. Transportal Network ceased operations in October 2000.

On February 14, 2002, in accordance with the Settlement Agreement, the Company transferred its general partner interest in COPI Colorado to Crescent Equities.


Canyon Ranch

Effective July 27, 1998, to enable Crescent Operating to invest in the future use of the "Canyon Ranch" name, Crescent Operating obtained a 5% economic interest, representing all of the voting stock, of CRL Investments, Inc. The remaining 95% interest in CRL is held by Crescent Equities. Immediately after the formation of CRL, CRL exercised its purchase option (acquired from Crescent Equities) to obtain a 10% economic interest in CR License, LLC, which owns the right to use the "Canyon Ranch" name. Contemporaneously, CRL acquired a 50% interest in CR Las Vegas, LLC, an entity that built a Canyon Ranch day spa in the Venetian Hotel in Las Vegas. In July 2000, CRL exercised its final option to purchase an additional 10% economic interest in CR License by paying $3.0 million, bringing CRL's total economic interest in CR License to 30%. Through CRL and CR License, Crescent Operating has an effective 3.25% economic interest in the Canyon Ranch Spa Club located in the Venetian Hotel in Las Vegas. In order to exercise options with respect to CR License and to fund its obligations to CR Las Vegas and other entities, CRL obtained the CRL Credit Facility from Crescent Equities and in July 2000 CRL obtained from Crescent Partnership a $0.2 million term note bearing interest at 12% per annum, which matures in August 2003.

On February 14, 2002, in accordance with the Settlement Agreement, the Company transferred its equity interest in CRL to Crescent Equities.

Temperature Controlled Logistics

A partnership, AmeriCold Logistics, of which a subsidiary of Crescent Operating owns 40% and Vornado Operating L.P. owns 60%, owns directly or indirectly the business operations at approximately 100 temperature controlled logistics properties (the "AmeriCold Properties"). AmeriCold Logistics leases the AmeriCold Properties under a triple-net master lease from a partnership in which Crescent Equities is a 40% owner. Each of the AmeriCold Properties is subject to one or more of the leases, each of which has an initial term of 15 years, subject to two, five-year renewal options. The leases provide for an aggregate base rental rate of approximately $137.0 million per annum through 2003, $139.0 million per annum from 2004 through 2008 and $141.0 million per annum from 2009 through 2014, plus percentage rent based on the gross revenues received from customers at the AmeriCold Properties above a specified amount. In February 2001 the lessees and lessor agreed to restructure certain financial terms of the leases, including the adjustment of the rental obligation for 2001 to $146.0 million, the adjustment of the rental obligation for 2002 to $150.0 million (plus contingent rent in certain circumstances), the increase of the lessor's share of capital expenditures for property maintenance by $4.5 million to $9.5 million (effective January 1, 2000) and the extension from March 11, 2002 to December 31, 2003 of the date upon which deferred rent is required to be paid.

In accordance with the Settlement Agreement, the Company agreed that a Crescent Real Estate subsidiary, Crescent Spinco, upon the effectiveness of its registration statement, will distribute its shares to the holders of Crescent Real Estate common shares and will purchase Crescent Operating's entire membership interest in COPI Cold Storage LLC, for approximately $15.0 million to $15.5 million. The proceeds of which would be applied by the Company to the repayment of the Company's $15.0 million obligation to Bank of America.

In March 1999, Crescent Operating sold Crescent Equities an additional 4% nonvoting interest in the two subsidiaries that had an indirect interest in the AmeriCold Properties and was granted an option to require Crescent Equities to purchase Crescent Operating's remaining 1% interest in either or both subsidiaries at any time within the next two years, subject to the condition that such purchase would not, in the opinion of counsel to Crescent Equities, adversely affect the status of Crescent Real Estate Equities Company as a REIT. The option was exercised in December 2000 and Crescent Operating sold the remaining 1% interests in both subsidiaries to Crescent Equities for $4.1 million.

Charter Behavioral Health Systems, LLC

From September 9, 1999 to December 29, 2000, Crescent Operating (which prior thereto had owned 50% of CBHS) owned a 25% common membership interest and 100% of the preferred membership interests in CBHS, and a limited partnership interest in COPI CBHS Holdings (controlled by individual officers of Crescent Operating), in which Crescent Operating owned 100% of the economic interests, and which owned 65% of the common interests of CBHS. In the fourth quarter of 1999, CBHS began significant downsizing, including the closing of 18 facilities in December 1999 and 33 facilities in January 2000. Closure of those facilities resulted in the filing by terminated employees of several lawsuits against CBHS and others, including Crescent Operating, for alleged violation of the WARN Act (see Legal Proceedings). On February 16, 2000, CBHS petitioned for relief under Chapter 11 of the United States Bankruptcy Code. Under the protection of the bankruptcy court, CBHS has engaged in efforts to sell and liquidate, in a controlled fashion, all of its ongoing business. On April 16, 2000, the asset purchase agreement to which a newly formed, wholly-owned subsidiary of Crescent Operating had agreed to acquire, for $24.5 million, CBHS's core business assets used in the operation of 37 behavioral healthcare facilities, subject to certain conditions, terminated by its own terms because not all of the conditions precedent to closing had been met by that date. Subsequent to the termination of the asset purchase agreement, CBHS sold or closed all of its remaining facilities and is in the process of final liquidation of any remaining assets.

As a result of the liquidation of CBHS through bankruptcy, the equity investment in CBHS became worthless. On December 29, 2000 Crescent Operating sold its 25% common interest and its 100% preferred membership interest in CBHS, and COPI CBHS Holdings sold its 65% common interest in CBHS, to The Rockwood Financial Group, Inc. for a nominal sum. The Rockwood Financial Group, Inc. is wholly owned by Jeffrey L. Stevens, Crescent Operating's Chief Executive Officer and sole director. The sale of CBHS to the Rockwood Financial Group, Inc. was effected as part of Crescent Operating's tax planning strategy. For the year 2000, Crescent Operating was faced with a potentially large minimum tax liability. Crescent Operating sold its interest in CBHS in order to trigger a loss that would significantly reduce, if not eliminate any minimum tax liability, as CBHS was in bankruptcy and liquidation and the interest held by Crescent Operating was worthless.

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

          10.75 Lease Agreement dated as of June 15, 1999, between Crescent Real Estate Funding III, L.P. and COI Hotel Group, Inc., relating to the Renaissance Houston Hotel (filed as Exhibit
                    10.75 to June 30, 1999 Form 10-Q and incorporated by reference herein)

          10.76 Guaranty of Lease dated June 15, 1999, by Crescent Operating, Inc. for the benefit of Crescent Real Estate Funding III, L.P., relating to Renaissance Houston Hotel (filed as Exhibit 10.76 to June 30, 1999 Form 10-Q and incorporated by reference herein)

          10.77 Asset Management Agreement dated as of January 1, 1999, between Crescent Real Estate Equities Limited Partnership and COI Hotel Group, Inc., relating to the Omni Austin Hotel (filed as Exhibit 10.77 to June 30, 1999 Form 10-Q and incorporated by reference herein)

          10.78 Agreement dated June 11, 1999, by and between Gerald W. Haddock and Crescent Operating, Inc. and its subsidiaries and affiliates (filed as Exhibit 10.78 to June 30, 1999 Form 10-Q and incorporated by reference herein)

          10.79 Stock Purchase Agreement dated as of July 15, 1999, by and among E. L. Lester & Company, Incorporated, E. L. Lester, Jr., Howard T. Tellepsen II, Karen Tellepsen, Tom Tellepsen II, Linda Lester Griffen, Crescent Operating, Inc. and Crescent Machinery Company (filed as Exhibit 10.79 to the Company's September 30, 1999 Form 10-Q ("September 30, 1999 Form 10-Q") and incorporated by reference herein)

          10.80 Stock Purchase Agreement dated as of July 8, 1999, by and among Solveson Crane Rental, Inc., Solveson Family Revocable Trust, and Crescent Machinery Company (filed as Exhibit
                    10.80 to September 30, 1999 Form 10-Q and incorporated by reference herein)

          10.81 Second Amendment to Credit Agreement effective as of August 27, 1999, among Crescent Operating, Inc., Bank of America,
                    N. A. (formerly NationsBank, N. A.), and the Support Parties identified therein (filed as Exhibit 10.81 to September 30, 1999 Form 10-Q and incorporated by reference herein)

          10.82 First Amendment to 1997 Crescent Operating, Inc. Management Stock Incentive Plan (filed as Exhibit 10.82 to the Company's December 31, 1999 Form 10-K ("December 31, 1999 Form 10-K") and incorporated by reference herein)

          10.83 Form of Sales and Service Agreement between BLAW KNOX Construction Equipment Corporation and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit
                    10.83 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.84 Form of Heavy Equipment Distributor Agreement between Compaction America, Inc. and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.84 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.85 Form of Gradall Equipment Distributor Agreement between The Gradall Company and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.85 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.86 Form of Distributor Selling Agreement between Ingersoll-Rand Company and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.86 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.87 Form of JCB Dealership Agreement between JCB Inc. and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.87 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.88 Form of Distributor Agreement between LBX Company, LLC, and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.88 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.89 Form of Distributor Agreement between Liebherr Construction Equipment Co. and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.89 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.90 Form of Distributor Agreement between Link-Belt Construction Equipment Company and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.90 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.91 Form of Dealer Floor Plan Financing and Security Agreement between General Electric Capital Corporation and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.91 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.92 Taxable REIT Subsidiary Election Agreement dated December 17, 1999, among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Operating, Inc. and Crescent Development Management Corp. (filed as Exhibit 10.92 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.93 Taxable REIT Subsidiary Election Agreement dated December 17, 1999, among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Operating, Inc. and Crescent CS Holdings II Corp. (filed as
                    Exhibit 10.93 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.94 Taxable REIT Subsidiary Election Agreement dated December 17, 1999, among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Operating, Inc. and Crescent CS Holdings Corp. (filed as
                    Exhibit 10.94 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.95 Taxable REIT Subsidiary Election Agreement dated December 17, 1999, among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Operating, Inc. and Desert Mountain Development Corp. (filed as Exhibit 10.95 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.96 Taxable REIT Subsidiary Election Agreement dated December 17, 1999, among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Operating, Inc. and The Woodlands Land Company, Inc. (filed as Exhibit 10.96 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.97 $19.5 Million Credit and Security Agreement affective as of March 11, 1999, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. with related Promissory Note (filed as Exhibit 10.97 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.98 First Amendment to Credit and Security Agreement effective as of March 11, 1999, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed as
                    Exhibit 10.98 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.99 Third Amendment to Amended and Restated Credit and Security Agreement effective as of March 11, 1999, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed as Exhibit 10.99 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.100 Third Amendment to Line of Credit Credit and Security Agreement effective as of March 11, 1999, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed as Exhibit 10.100 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.101 Agreements for Wholesale Financing (with Addendum) between Deutsche Financial Services Corporation and, respectively, Western Traction Company, Machinery Inc., Solveson Crane Rentals Inc., Harvey Equipment Center Inc., and Crescent Machinery Company, with Guarantees (filed as Exhibit 10.101 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.102 Master Security Agreements between Associates Commercial Corporation and, respectively, Crescent Machinery Company and Western Traction Company; Security Agreement between Associates Commercial Corporation and Western Traction Company; Addendum; and Continuing Guaranty by Crescent Machinery Company (filed as Exhibit 10.102 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.103 First Amendment to Amended and Restated Credit Agreement dated as of December 20, 1999, between Crescent Real Estate Equities Limited Partnership and Crescent Development Management Corp. with related Line of Credit Note and letter amendment to related security agreement (filed as Exhibit
                    10.103 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.104 $5,600,000 Promissory Note dated February 28, 2000, made by East West Resorts, LLC payable to Crescent Real Estate Equities Limited Partnership (filed as Exhibit 10.104 to the Company's March 31, 2000 Form 10-Q ("March 31, 2000 Form 10-Q") and incorporated by reference herein)

          10.105 Mutual Termination of Asset Management Agreement for Omni Austin Hotel, Austin, Texas, effective January 31, 2000, between Crescent Real Estate Equities Limited Partnership and COI Hotel Group, Inc. (filed as Exhibit 10.105 to March 31, 2000 Form 10-Q and incorporated by reference herein)

          10.106 Master Asset Management and Administrative Services Agreement dated February 1, 2000, by and among Sonoma Management Corp. I, Crescent Operating, Inc. and each of its subsidiaries identified therein (filed as Exhibit 10.106 to March 31, 2000 Form 10-Q and incorporated by reference herein)

          10.107 Management Agreement effective February 1, 2000, between Sonoma Management Corp. I, as Manager, and Crescent Real Estate Funding VIII, L.P., as Owner and assignor to the Company, relating to Ventana Inn & Spa (filed as Exhibit
                    10.107 to March 31, 2000 Form 10-Q and incorporated by reference herein)

          10.108 Management Agreement effective February 1, 2000, between Sonoma Management Corp. I, as Manager, and Crescent Real Estate Funding VIII, L.P., as Owner and assignor to the Company, relating to Sonoma Mission Inn Golf and Country Club (filed as Exhibit 10.108 to March 31, 2000 Form 10-Q and incorporated by reference herein)

          10.109 Management Agreement effective February 1, 2000, between Sonoma Management Corp. I, as Manager, and Crescent Real Estate funding VIII, L.P., as Owner and assignor to the Company, relating to Sonoma Mission Inn and Spa (filed as
                    Exhibit 10.109 to March 31, 2000 Form 10-Q and incorporated by reference herein)

          10.110 Termination of Lease Agreement for The Four Seasons Hotel, Houston, effective November 3, 2000, between COI Hotel Group, Inc. and Crescent Real Estate Funding IX, L.P. (filed as Exhibit 10.110 to the Company's September 30, 2000 Form 10-Q ("September 30, 2000 Form 10-Q") and incorporated by reference herein)

          10.111 First Amendment to Credit and Security agreement effective February 1, 2000, between Crescent Realty Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $19.5 Million Credit and Security Agreement effective March 11, 1999 (filed as Exhibit 10.111 to September 30, 2000 Form 10-Q and incorporated by reference herein)

          10.112 Second Amendment to Credit and Security Agreement effective February 1, 2000, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $9 Million Credit and Security Agreement effective September 21, 1998 (filed as Exhibit 10.112 to September 30, 2000 Form 10-Q and incorporated by reference herein)

          10.113 Fourth Amendment to Amended and Restated Credit and Security Agreement effective February 1, 2000, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Amended and Restated Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.113 to September 30, 2000 Form 10-Q and incorporated by reference herein)

          10.114 Fourth Amendment to Line of Credit Credit and Security Agreement effective February 1, 2000, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.114 to September 30, 2000 Form 10-Q and incorporated by reference herein)

          10.115 Credit Agreement dated September 21, 2000, between Crescent Development Management Corp., as borrower, and Crescent Real Estate Equities Limited Partnership, as lender, and related Line of Credit Note and Security Agreement (filed as Exhibit
                    10.115 to December 31, 2000 Form 10-K and incorporated by reference herein)

          10.116    Assignment of Interest in East West Resorts, LLC (CDMC to
                    COPI); Assignment of Interest in East West Resorts, LLC (COPI to CDMC); and Assignment, Assumption and Consent Agreement dated December 31, 2000, among Crescent Development Management Corp., Crescent Development Management Corp. II, and Crescent Real Estate Equities Limited Partnership (filed as Exhibit 10.116 to December 31, 2000 Form 10-K and incorporated by reference herein)

          10.117 Assignment of Membership Interest dated December 29, 2000 between Crescent Operating, Inc. and Rockwood Financial Group, Inc.; Assignment of Membership Interest dated December 29, 2000 between COPI CBHS Holdings, L.P. and Rockwood Financial Group, Inc.; and related Indemnification Agreement dated December 29, 2000 among COPI CBHS Holdings, L.P., Crescent Operating, Inc. and Rockwood Financial Group, Inc. (filed as Exhibit 10.117 to December 31, 2000 Form 10-K and incorporated by reference herein)

          10.118    Severance Agreement dated February 5, 2001, between Richard
                    P. Knight and Crescent Operating, Inc. and Crescent Machinery Company (filed as Exhibit 10.118 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.119 Second Amendment to Credit and Security Agreement effective January 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $19.5 million Credit and Security Agreement effective March 11, 1999 (filed as Exhibit 10.119 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.120 Third Amendment to Credit and Security Agreement effective January 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $9.0 million Credit and Security Agreement effective September 21, 1998 (filed as Exhibit 10.120 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.121 Fifth Amendment to Line of Credit Credit and Security Agreement effective January 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.121 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.122 Fifth Amendment to Amended and Restated Credit and Security Agreement effective January 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Amended and Restated Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.122 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.123 Third Amendment to Credit and Security Agreement effective February 15, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $19.5 million Credit and Security Agreement effective March 11, 1999 (filed as Exhibit 10.123 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.124 Fourth Amendment to Credit and Security Agreement effective February 15, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $9.0 million Credit and Security Agreement effective September 21, 1998 (filed as Exhibit 10.124 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.125 Sixth Amendment to Line of Credit Credit and Security Agreement effective February 15, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating,

                    Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.125 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.126 Sixth Amendment to Amended and Restated Credit and Security Agreement effective February 15, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Amended and Restated Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.126 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.127 Fourth Amendment to Credit and Security Agreement effective March 5, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $19.5 million Credit and Security Agreement effective March 11, 1999 (filed as Exhibit 10.127 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.128 Fifth Amendment to Credit and Security Agreement effective March 5, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $9.0 million Credit and Security Agreement effective September 21, 1998 (filed as Exhibit 10.128 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.129 Seventh Amendment to Line of Credit Credit and Security Agreement effective March 5, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.129 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.130 Seventh Amendment to Amended and Restated Credit and Security Agreement effective March 5, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Amended and Restated Credit and Security Agreement effective May 21, 1997 (filed as Exhibit
                    10.130 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.131 Management Rights Agreement dated as of February 6, 2001, by and among Crescent Operating, Inc., Crescent Machinery Company, Crescent Machinery Company, LP, and SunTX Capital Management Corp. (filed as Exhibit 10.131 to June 30, 2001 Form 10-Q and incorporated by reference herein)

          10.132 Fifth Amendment to Credit and Security Agreement effective June 28, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $19.5 million Credit and Security Agreement effective March 11, 1999 (filed herewith)

          10.133 Sixth Amendment to Credit and Security Agreement effective June 28, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $9.0 million Credit and Security Agreement effective September 21, 1998 (filed herewith)

          10.134 Eighth Amendment to Line of Credit Credit and Security Agreement effective June 28, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed herewith)

          10.135 Eighth Amendment to Amended and Restated Credit and Security Agreement effective June 28, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Amended and Restated Credit and Security Agreement effective May 21, 1997 (filed herewith)

          10.136 Sixth Amendment to Credit and Security Agreement effective October 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $19.5 million Credit and Security Agreement effective March 11, 1999 (filed herewith)

          10.137 Seventh Amendment to Credit and Security Agreement effective October 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $9.0 million Credit and Security Agreement effective September 21, 1998 (filed herewith)

          10.138 Ninth Amendment to Line of Credit Credit and Security Agreement effective October 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed herewith)

          10.139 Ninth Amendment to Amended and Restated Credit and Security Agreement effective October 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Amended and Restated Credit and Security Agreement effective May 21, 1997 (filed herewith)

          10.140 Agreement for the Purchase and Sale of Assets and Stock dated June 28, 2001 by and among Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc., Rosestar Management LLC, Canyon Ranch Leasing, L.L.C., Wine Country Hotel, LLC, Rosestar Southwest, LLC, COI Hotel Group, Inc. and COPI Colorado, LP (filed as Annex A to Proxy Statement for 2001 Annual Meeting of Shareholders and incorporated by reference herein)

          10.141 Amended and Restated Securities Purchase Agreement, made and entered into as of June 28, 2001, amended and restated as of October 31, 2001 by and among Crescent Machinery Company, L.P., Crescent Machinery Holdings, L.P., CMC GP, LLC, Crescent Machinery Company, Crescent Operating, Inc., COPI Colorado, LP, CRE Equipment Holdings, LLC, Crescent Real Estate Equities Limited Partnership, and SunTX CMLP, Inc. (filed as Annex E to Proxy Statement for 2001 Annual Meeting of Shareholders and incorporated by reference herein)

          10.142 Third Amendment to Credit Agreement effective as of August 27, 2001, among Crescent Operating, Inc., Bank of America, N.A. (formerly NationsBank, N.A.), and the Support Parties identified therein (filed herewith)

          10.143 Fourth Amendment to Credit Agreement effective as of November 27, 2001, among Crescent Operating, Inc., Bank of America, N.A. (formerly NationsBank, N.A.), and the Support Parties identified therein, together with related $15.0 million promissory note (filed herewith)

          10.144 Fifth Amendment to Credit Agreement effective as of December 31, 2001, among Crescent Operating, Inc., Bank of America, N.A. (formerly NationsBank, N.A.), and the Support Parties identified therein, together with related $15.0 million promissory note, modified and extended as of December 31, 2001 (filed herewith)

          10.145 Assignment/Pledge (Security Agreement) effective as of December 31, 2001 by Crescent Operating to Bank of America, N.A. (formerly NationsBank, N.A.) (filed herewith)


          21        List of Subsidiaries of Crescent Operating, Inc.

          23.1      Consent of Ernst & Young LLP

          23.2      Consent of Deloitte & Touche LLP

          23.3      Consent of Arthur Andersen LLP - Denver

          23.4      Consent of Arthur Andersen LLP - Houston

          99        Letter to Securities and Exchange Commission

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the last quarter of the year ended December 31, 2001.


(c)  Exhibits Required by Item 601 of Regulation S-K:

     Exhibits required are listed under Item 14(a)(3).


(d)  Financial Statement Schedules Required by Regulation S-X:

     Information with respect to this Item is contained on Pages F-1 to F-73 of this Annual Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of May, 2002.


                                     CRESCENT OPERATING, INC.
                                     (Registrant)

                                     By /s/ Jeffrey L. Stevens
                                        -------------------------------------
                                            Jeffrey L. Stevens
                                        President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                                TITLE                              DATE
        ---------                                -----                              ----

/s/ Jeffrey L. Stevens
--------------------------     President, Chief Executive Officer, Chief         May 1, 2002
    Jeffrey L. Stevens         Financial and Accounting Officer and Sole
                               Director

                            CRESCENT OPERATING, INC.
                          INDEX TO FINANCIAL STATEMENTS


The following Consolidated Financial Statements of the Registrant are submitted herewith in response to Item 8 and Item 14(a)1:

                                                                                PAGE
                                                                                ----
CRESCENT OPERATING, INC.

     Reports of Independent Auditors.........................................    F-3

     Consolidated Balance Sheets.............................................   F-10

     Consolidated Statements of Operations...................................   F-11

     Consolidated Statements of Changes in Shareholders' Equity (Deficit)....   F-12

     Consolidated Statements of Cash Flows...................................   F-13

     Notes to Consolidated Financial Statements..............................   F-14

     The following financial statement schedule of the Registrant and its subsidiaries is submitted herewith in response to Item 14(a)2:

     Schedule I - Condensed Financial Information of the Registrant..........    S-1


The following Consolidated Financial Statements are submitted herewith in response to Rule 3-09 of Regulation S-X:

VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY

     Independent Auditors Report.............................................   F-41

     Consolidated Balance Sheets.............................................   F-42

     Consolidated Statements of Operations...................................   F-44

     Consolidated Statements of Partners' Capital ...........................   F-45

     Consolidated Statements of Cash Flows...................................   F-46

     Notes to Consolidated Financial Statements..............................   F-48

VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY

     Independent Auditors Report...........................................   F-58

     Consolidated Balance Sheets...........................................   F-59

     Consolidated Statements of Operations.................................   F-61

     Consolidated Statements of Partners' Capital .........................   F-62

     Consolidated Statements of Cash Flows.................................   F-63

     Notes to Consolidated Financial Statements............................   F-65

THE WOODLANDS OPERATING COMPANY, L.P. AND SUBSIDIARY

     Report of Independent Public Accountants..............................   F-74

     Consolidated Balance Sheets...........................................   F-75

     Consolidated Statements of Earnings...................................   F-76

     Consolidated Statements of Changes in Partners' Equity (Deficit)......   F-77

     Consolidated Statements of Cash Flows.................................   F-78

     Notes to Consolidated Financial Statements............................   F-79

THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P. AND SUBSIDIARY

     Report of Independent Public Accountants..............................   F-82

     Consolidated Balance Sheets...........................................   F-83

     Consolidated Statements of Earnings...................................   F-84

     Consolidated Statements of Changes in Partners' Equity ...............   F-85

     Consolidated Statements of Cash Flows.................................   F-86

     Notes to Consolidated Financial Statements............................   F-87


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Crescent Operating, Inc.

We have audited the accompanying consolidated balance sheets of Crescent Operating, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of The Woodlands Land Development Company, L.P., The Woodlands Operating Company, L.P., Crescent Resort Development, Inc. and subsidiaries or Vornado Crescent Logistics Operating Partnership and Subsidiary, which statements reflect total assets constituting 51.9% and 43.6%, respectively, of consolidated assets as of December 31, 2001 and 2000, and total revenues constituting 30.9%, 24.6%, and 19.2%, respectively, of consolidated revenues for each of the three years in the period ended December 31, 2001. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for The Woodlands Land Development Company, L.P., The Woodlands Operating Company, L.P., Crescent Resort Development, Inc. and subsidiaries and Vornado Crescent Logistics Operating Partnership, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crescent Operating, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that Crescent Operating, Inc. will continue as a going concern. The Company has incurred recurring net losses, has a net capital deficiency and has debts in default and other liabilities which it is unable to liquidate in the normal course of business. In addition, as more fully discussed in Note 3, the Company has entered into an agreement with Crescent Equities (CEI) in which substantially all of the assets and operations which comprise the hospitality and land development segments of the Company have been transferred to CEI subsequent to December 31, 2001. This agreement also provides for the Company to file a prepackaged bankruptcy plan. On February 6, 2002, Crescent Machinery Company, a wholly owned subsidiary of the Company, filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 15 of the financial statements, in 2001, the Company changed its method of accounting for warrants.

                                          ERNST & YOUNG LLP
Dallas, Texas
April 19, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Executive Committee of
The Woodlands Operating Company, L.P.:


We have audited the consolidated balance sheets of The Woodlands Operating Company, L.P. (a Texas limited partnership) and subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of earnings, changes in partners' deficit and cash flows for each of the three years ended December 31, 2001 (not presented separately herein). These financial statements are the responsibility of The Woodlands Operating Company, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Woodlands Operating Company, L.P. and subsidiary as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP


Houston, Texas
January 25, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Executive Committee of
The Woodlands Land Development Company, L.P.:


We have audited the consolidated balance sheets of The Woodlands Land Development Company, L.P. (a Texas limited partnership) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of earnings and comprehensive income, changes in partners' equity and cash flows for each of the three years ended December 31, 2001 (not presented separately herein). These financial statements are the responsibility of The Woodlands Land Development Company, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Woodlands Land Development Company, L.P. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP


Houston, Texas
January 25, 2002

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Woodlands Operating Company, L.P. and subsidiary as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Woodlands Land Development Company, L.P. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP


Houston, Texas
January 15, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
Crescent Resort Development, Inc.

We have audited the consolidated balance sheets of CRESCENT RESORT DEVELOPMENT, INC. (a Delaware corporation and formerly known as Crescent Development Management Corp.) AND SUBSIDIARIES as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crescent Resort Development, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                            /s/ ARTHUR ANDERSEN LLP



Denver, Colorado,
January 25, 2002.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Crescent Development Management Corp. II:

We have audited the consolidated balance sheet of CRESCENT DEVELOPMENT MANAGEMENT CORP. II (a Delaware corporation) AND SUBSIDIARY as of December 31, 2000 and the related consolidated statement of shareholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crescent Development Management Corp. II and subsidiary as of December 31, 2000 for the year then ended in conformity with accounting principles generally accepted in the United States.


                                            /s/ ARTHUR ANDERSEN LLP



Denver, Colorado,
February 9, 2001.

                            CRESCENT OPERATING, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                               December 31, 2001  December 31, 2000
                                                               -----------------  -----------------

                 ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                      $     41,528        $     62,078
  Accounts receivable, net                                             48,933              62,318
  Inventories                                                          23,864              42,710
  Notes receivable                                                      3,211               3,940
  Prepaid expenses and other current assets                            12,596              21,616
                                                                 ------------        ------------
     Total current assets                                             130,132             192,662
                                                                 ------------        ------------

PROPERTY AND EQUIPMENT, NET                                           197,736             219,739

INVESTMENTS                                                            61,996              70,396

OTHER ASSETS
  Real estate                                                         442,484             279,597
  Intangible assets, net                                               42,152              88,840
  Deferred tax assets                                                  39,485              30,677
  Other assets                                                         31,419              28,617
                                                                 ------------        ------------
     Total other assets                                               555,540             427,731
                                                                 ------------        ------------

TOTAL ASSETS                                                     $    945,404        $    910,528
                                                                 ============        ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                          $     81,085        $    100,009
  Accounts payable and accrued expenses - CEI                          50,970              17,198
  Current portion of long-term debt - CEI                              74,634              17,023
  Current portion of long-term debt                                   203,039              78,104
  Deferred revenue                                                     71,933              90,392
                                                                 ------------        ------------
     Total current liabilities                                        481,661             302,726

LONG-TERM DEBT - CEI, NET OF CURRENT PORTION                          243,286             242,666

LONG-TERM DEBT, NET OF CURRENT PORTION                                 66,151             135,724

OTHER LIABILITIES                                                      88,805              78,417
                                                                 ------------        ------------

     Total liabilities                                                879,903             759,533
                                                                 ------------        ------------

MINORITY INTERESTS                                                    158,889             174,528
                                                                 ------------        ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, $.01 par value, 10,000 shares authorized,
        no shares issued or outstanding                                    --                  --
Common stock, $.01 par value, 22,500 shares authorized,
      11,490 and 11,443 shares issued, respectively                       115                 114
Additional paid-in capital                                             17,781              17,754
Deferred compensation on restricted shares                                 --                (177)
Accumulated other comprehensive loss                                   (1,436)             (9,509)
Accumulated deficit                                                  (105,542)            (27,409)
Treasury stock at cost, 1,103 shares                                   (4,306)             (4,306)
                                                                 ------------        ------------
     Total shareholders' deficit                                      (93,388)            (23,533)
                                                                 ------------        ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                      $    945,404        $    910,528
                                                                 ============        ============

        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)


                                                     For the            For the            For the
                                                   Year Ended         Year Ended         Year Ended
                                                December 31, 2001  December 31, 2000  December 31, 1999
                                                -----------------  -----------------  -----------------


REVENUES
   Equipment sales & leasing                     $      118,501      $      142,842      $      136,343
   Hospitality                                          226,841             272,157             246,763
   Land development                                     260,999             301,827             334,881
                                                 --------------      --------------      --------------

      Total revenues                                    606,341             716,826             717,987
                                                 --------------      --------------      --------------

OPERATING EXPENSES
   Equipment sales & leasing                            126,042             141,113             131,606
   Hospitality                                          183,509             212,238             191,465
   Hospitality properties rent - CEI                     55,743              63,338              54,012
   Land development                                     256,282             276,285             324,432
   Corporate general and administrative                   6,969               4,224               2,605
   Impairment of assets (Note 2)                         40,178                  --                  --
                                                 --------------      --------------      --------------

      Total operating expenses                          668,723             697,198             704,120
                                                 --------------      --------------      --------------

(LOSS) INCOME FROM OPERATIONS                           (62,382)             19,628              13,867

INVESTMENT INCOME                                         1,135               2,285               1,890

EQUITY IN EARNINGS OF
    UNCONSOLIDATED SUBSIDIARIES                          31,080              25,980              19,049

OTHER (INCOME) EXPENSE
   Interest expense                                      30,502              36,345              30,775
   Interest income                                       (3,773)             (4,271)             (4,046)
   Gain on termination of Four Seasons lease                 --             (18,289)                 --
   Other                                                    733                  33                 131
                                                 --------------      --------------      --------------

      Total other expense                                27,462              13,818              26,860
                                                 --------------      --------------      --------------

(LOSS) INCOME BEFORE INCOME TAXES,
    MINORITY INTERESTS AND ACCOUNTING CHANGE            (57,629)             34,075               7,946

INCOME TAX (BENEFIT) PROVISION                           (2,593)             11,747              (3,471)
                                                 --------------      --------------      --------------

(LOSS) INCOME BEFORE MINORITY INTERESTS AND
    ACCOUNTING CHANGE                                   (55,036)             22,328              11,417

MINORITY INTERESTS                                      (13,588)            (26,018)            (14,112)
                                                 --------------      --------------      --------------

LOSS BEFORE ACCOUNTING CHANGE                           (68,624)             (3,690)             (2,695)

CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE (NOTE 15)                    (9,509)                 --                  --
                                                 --------------      --------------      --------------

NET LOSS                                         $      (78,133)     $       (3,690)     $       (2,695)
                                                 ==============      ==============      ==============

BASIC AND DILUTED LOSS PER SHARE
   Loss before change in accounting              $        (6.63)     $        (0.36)     $        (0.26)
   Change in accounting                                   (0.92)                 --                  --
                                                 --------------      --------------      --------------
   Net loss per share                            $        (7.55)     $        (0.36)     $        (0.26)
                                                 ==============      ==============      ==============


WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                 10,344              10,326              10,363
                                                 ==============      ==============      ==============
   Diluted                                               10,344              10,326              10,363
                                                 ==============      ==============      ==============


        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                             (AMOUNTS IN THOUSANDS)


                                                                                                                       Deferred
                                                             Common stock       Treasury stock                       compensation
                                                           ----------------   -----------------     Additional       on restricted
                                                            Shares   Amount   Shares     Amount   paid-in capital       shares
                                                           -------   ------   ------    -------   ---------------   --------------

DECEMBER 31, 1998                                           11,402     114     (700)    (2,852)           17,667             (210)

Comprehensive income (loss):

     Net loss                                                   --      --       --         --                --               --

     Unrealized loss on Magellan warrants                       --      --       --         --                --               --



Comprehensive income (loss)

Stock options exercised                                          7      --       --         --                 7               --

Issuance of restricted common stock                              6      --       --         --                40              (40)

Amortization of restricted common stock                         --      --       --         --                --               52

Purchase of treasury stock                                      --      --     (403)    (1,454)               --               --
                                                           -------    ----   ------    -------    --------------   --------------

DECEMBER 31, 1999                                           11,415     114   (1,103)    (4,306)           17,714             (198)

Comprehensive income (loss):

     Net loss                                                   --      --       --         --                --               --

     Unrealized gain on Magellan warrants                       --      --       --         --                --               --



Comprehensive income (loss)


Issuance of restricted common stock                             28      --       --         --                40               --

Amortization of restricted common stock                         --      --       --         --                --               21
                                                           -------    ----   ------    -------    --------------   --------------

DECEMBER 31, 2000                                           11,443    $114   (1,103)   $(4,306)   $       17,754   $         (177)

Comprehensive income (loss):

     Net loss                                                   --      --       --         --                --               --

     Proportionate share of other comprehensive
          loss of equity method investee entity                 --      --       --         --                --               --

     Cumulative effect of change in accounting principle        --      --       --         --                --               --



Comprehensive income (loss)

Issuance of restricted common stock                             47       1       --         --                27               --

Amortization of restricted common stock                         --      --       --         --                --              177
                                                           -------    ----   ------    -------    --------------   --------------

DECEMBER 31, 2001                                           11,490    $115   (1,103)   $(4,306)   $       17,781   $           --
                                                           =======    ====   ======    =======    ==============   ==============


                                                               Accumulated
                                                                  other
                                                              comprehensive     Accumulated
                                                              income (loss)       deficit          Total
                                                             --------------    --------------    --------

DECEMBER 31, 1998                                                   (9,763)          (21,024)    (16,068)

Comprehensive income (loss):

     Net loss                                                           --            (2,695)     (2,695)

     Unrealized loss on Magellan warrants                             (364)               --        (364)
                                                                                                --------
                                                                                                  (3,059)
Comprehensive income (loss)

Stock options exercised                                                 --                --           7

Issuance of restricted common stock                                     --                --          --

Amortization of restricted common stock                                 --                --          52

Purchase of treasury stock                                              --                --      (1,454)
                                                            --------------    --------------    --------

DECEMBER 31, 1999                                                  (10,127)          (23,719)    (20,522)

Comprehensive income (loss):

     Net loss                                                           --            (3,690)     (3,690)

     Unrealized gain on Magellan warrants                              618                --         618
                                                                                                --------
                                                                                                  (3,072)
Comprehensive income (loss)


Issuance of restricted common stock                                     --                --          40

Amortization of restricted common stock                                 --                --          21
                                                            --------------    --------------    --------

DECEMBER 31, 2000                                           $       (9,509)   $      (27,409)   $(23,533)

Comprehensive income (loss):

     Net loss                                                           --           (78,133)    (78,133)

     Proportionate share of other comprehensive
          loss of equity method investee entity                     (1,436)               --      (1,436)

     Cumulative effect of change in accounting principle             9,509                --       9,509
                                                                                                --------

Comprehensive income (loss)                                                                      (70,060)

Issuance of restricted common stock                                     --                --          28

Amortization of restricted common stock                                 --                --         177
                                                            --------------    --------------    --------

DECEMBER 31, 2001                                           $       (1,436)   $     (105,542)   $(93,388)
                                                            ==============    ==============    ========


        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                  For the           For the            For the
                                                                                Year Ended         Year Ended         Year Ended
                                                                             December 31, 2001  December 31, 2000  December 31, 1999
                                                                             -----------------  -----------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                   $       (78,133)   $        (3,690)   $        (2,695)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
       Depreciation                                                                    26,636             25,863             21,388
       Amortization                                                                     4,585             11,962             12,354
       Provision for deferred income taxes                                             (6,646)           (12,072)           (24,636)
       Equity in income of unconsolidated subsidiaries                                (31,080)           (25,980)           (18,963)
       Change in fair value of Magellan warrants                                       (1,135)                --                 --
        Impairment of assets                                                           40,178                 --                 --
       Cumulative effect of change in accounting principle                              9,509                 --                 --
       Minority interests                                                              13,588             26,018             14,113
       Gain on sale of property and equipment                                          (1,398)            (3,421)            (4,491)
       Loss (gain) on sale of investments                                                (201)           (20,574)            (2,308)
       Changes in assets and liabilities, net of effects from acquisitions:
           Accounts receivable                                                          7,593            (13,676)           (13,075)
           Inventories                                                                 15,767              6,107             (9,049)
           Prepaid expenses and current assets                                          1,793            (11,442)            (1,610)
           Real estate                                                               (184,304)           (82,990)           (40,646)
           Other assets                                                                  (442)             1,129              2,451
           Accounts payable and accrued expenses                                       (5,698)            29,827             17,076
           Accounts payable and accrued expenses - CEI                                 36,515              5,929              3,463
           Deferred revenue, current and noncurrent                                    (1,642)            41,676             36,452
           Other liabilities                                                            1,073                978                794
                                                                              ---------------    ---------------    ---------------
                Net cash used in operating activities                                (153,442)           (24,356)            (9,382)
                                                                              ---------------    ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business interests, net of cash acquired                                  --                 --            (28,511)
  Acquisition of business interests by
      Controlled Subsidiaries, net of cash acquired                                   (17,677)            (8,791)            (3,782)
  Purchases of property and equipment                                                 (37,846)           (68,656)           (79,476)
  Proceeds from sale of investments                                                        --             17,848             23,540
  Proceeds from sale of property and equipment                                         22,599             35,368             30,500
  Net proceeds from sale and collection of notes receivable                             9,572             10,665              8,322
  Net distributions from investments                                                    2,494              3,706              1,640
  Distributions from investments of Controlled Subsidiaries                            41,040             33,524             23,962
  Contributions to investments of Controlled Subsidiaries                              (5,942)            (3,234)           (11,851)
   Other                                                                                   --                 --              1,139
                                                                              ---------------    ---------------    ---------------
                Net cash provided by (used in) investing activities                    14,240             20,430            (34,517)
                                                                              ---------------    ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of long-term debt                                                          334,389            329,626            248,392
  Payments on long-term debt                                                         (196,844)          (265,229)          (206,173)
  Proceeds of long-term debt - CEI                                                     11,842              3,175             95,033
  Payments on long-term debt - CEI                                                     (3,454)            (8,075)          (107,321)
  Capital contributions by minority interests                                           4,450             37,822             35,517
  Distributions to minority interests                                                 (31,731)           (66,287)           (20,759)
  Purchase of treasury stock                                                               --                 --             (1,455)
  Other                                                                                    --             (4,045)            (3,128)
                                                                              ---------------    ---------------    ---------------
                Net cash provided by financing activities                             118,652             26,987             40,106
                                                                              ---------------    ---------------    ---------------

NET DECREASE AND INCREASE IN CASH AND
  CASH EQUIVALENTS                                                                    (20,550)            23,061             (3,793)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                                  62,078             39,017             42,810
                                                                              ---------------    ---------------    ---------------

CASH AND CASH EQUIVALENTS,                                                    $        41,528    $        62,078    $        39,017
                                                                              ===============    ===============    ===============


        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND NATURE OF BUSINESS:

     Crescent Operating, Inc. ("Crescent Operating") was formed on April 1, 1997, by Crescent Real Estate Equities Company ("Crescent Equities" or "CEI") and its subsidiary Crescent Real Estate Equities Limited Partnership ("Crescent Partnership") to be the lessee and operator of certain assets owned or to be acquired by Crescent Partnership and perform an agreement ("Intercompany Agreement") between Crescent Operating and Crescent Partnership, pursuant to which each has agreed to provide the other with rights to participate in certain transactions. On May 8, 1997, Crescent Partnership contributed $14.1 million in cash to Crescent Operating. Effective June 12, 1997, Crescent Equities distributed shares of Crescent Operating common stock to shareholders of Crescent Equities and unit holders of Crescent Partnership of record on May 30, 1997.

     Crescent Operating is a diversified management company that, through various subsidiaries and affiliates (collectively with Crescent Operating, the "Company"), in 2001 operated primarily in four business segments:
     Equipment Sales and Leasing, Hospitality, Temperature Controlled Logistics and Land Development. Through these segments, Crescent Operating does business throughout the United States. Crescent Operating is currently in the process of liquidating its businesses pursuant to the Settlement Agreement (See Note 3 - Settlement Agreement) with Crescent Equities.


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

          o    Crescent Machinery Company ("Crescent Machinery");

          o    Rosestar Management LLC ("Rosestar"); and

          o    COI Hotel Group, Inc. ("COI Hotel").

     o Subsidiaries which are not wholly owned but the Company controls and therefore consolidates ("Controlled Subsidiaries"):

          o A 5% economic interest, representing 100% of the voting stock, in:

               - The Woodlands Land Company, Inc. ("LandCo") which has a 52.5% (49.5% through November 2001) general partner interest in The Woodlands Land Development Company, L.P. ("Landevco");
               - Desert Mountain Development Corporation ("Desert Mountain Development") which consolidates its 93% general partner interest in Desert Mountain Properties Limited Partnership ("DMPLP"); and
               - CRL Investments, Inc. ("CRL"), which beneficially owns approximately 65% of CR Las Vegas, LLC ("CR Las Vegas") and 30% of CR License, LLC ("CR License").

          o A 60% general partner interest in COPI Colorado, L.P. ("COPI Colorado") which owns 10% of Crescent Resort Development, Inc. ("CRDI"), formerly Crescent Development Management Corp. ("CDMC"). The 10% interest in CRDI represents 100% of the voting stock, and therefore, CRDI is consolidated into COPI Colorado.

     o Subsidiaries which the Company reports on the equity method of accounting:

          o A 52.5% (42.5% in 2000 and 1999) non-controlling interest in the Woodlands Operating Company, L.P. ("Woodlands Operating" or "TWOC") which is controlled by a four member committee of which the Company controls two positions;

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

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash of $5.8 million resides with certain subsidiaries and restrictions limit transfers to the parent company.

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

     Long-lived assets are evaluated when indications of impairment are present, and provisions for possible losses are recorded when undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. Under the Capital Agreement, which terminated January 22, 2002, the Company agreed upon a value for its investment in CMC. Such agreed upon value served as an indicator to the Company that the potential existed for the impairment of certain assets as it relates to its current investment in Crescent Machinery. As required under Statement of Financial Accounting Standards No. 121, using all information available, the Company determined that certain assets within Crescent Machinery have carrying values which exceed the estimated undiscounted cash flows of those assets. The Company estimated the undiscounted cash flow of these assets using all available information including: (i) industry knowledge of asset values,
     (ii) recent results in auctions of Crescent Machinery's equipment and (iii) return of equipment to creditors in exchange for debt credit as part of the bankruptcy process. As a result, the Company recorded an adjustment of $25.7 million as "impairment of assets" in the Company's results from operations for the year ended December 31, 2001 related to property and equipment. The Company did not recognize any losses from impairment during 1999 or 2000.

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

     Interest is capitalized based on the estimated average yearly interest rate applied to cumulative capital expenditures for property under development. Approximately $15.3 million and $11.3 million of interest was capitalized for the years ended December 31, 2001 and 2000, respectively. Payroll and related costs associated with the development of a specific subdivision of land are capitalized. Once sales of property begin in a specific subdivision, capitalized costs are expensed as cost of sales.

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

     As required under Statement of Financial Accounting Standards No. 121, using all information available, the Company determined that certain assets within Crescent Machinery, and Rosestar had carrying values which exceed the estimated undiscounted cash flows of those assets. Goodwill impairment on Crescent Machinery is due to the recent bankruptcy filing and to the closure of certain locations. Goodwill impairment on Rosestar is due to the transfer of the hospitality properties to Crescent Partnership pursuant to the February 14, 2002 Settlement Agreement. As a result, the Company recorded an adjustment of $13.5 million and $1.0 million as "impairment of assets" in the Company's results from operations for the year ended December 31, 2001 related to intangible assets at Crescent Machinery and Rosestar. The Company will continue to evaluate the assets for impairment and adjust such carrying values as necessary.

     DEFERRED COMPENSATION ON RESTRICTED SHARES

     Deferred compensation on restricted shares issued to employees is being amortized to expense over the vesting period of the restricted shares.

     REVENUE RECOGNITION

     Revenues from equipment rentals under operating leases are recognized as the revenue becomes earned according to the provisions of the lease. Revenues from full-service hotels and luxury health resorts are recognized as services are provided. Club initiation fees and membership conversion fees at Desert Mountain Development are deferred and recognized on a straight-line basis over the number of months remaining until the Turnover Date as defined in the year 2010. Deposits for future services are deferred and recognized as revenue in the period services are provided.

     ADVERTISING AND MARKETING COSTS

     Advertising and marketing costs are expensed as incurred. Advertising and marketing costs expensed for the years ended December 31, 2001, 2000 and 1999 were approximately $13.7 million, $14.9 million and $13.0 million.

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

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter 2002. The Company will perform the first of the required impairment test of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     As of January 1, 2001, the Company was required to adopt SFAS No. 133, as amended by SFAS No. 138. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, provides that all derivative instruments be recognized as either assets or liabilities depending on the rights or obligations under the contract and that all derivative instruments be measured at fair value. Upon adoption, the Company was required to record the net accumulated comprehensive loss related to its investment in Magellan warrants as a charge in the statement of operations. Based on the value of the warrants on December 31, 2000, the Company expensed $9.5 million on January 1, 2001 as a cumulative effect of change in accounting principle. From January 1, 2001 forward, the Company records changes in the fair value of these warrants in the statement of operations as investment income (loss). For the year ended December 31, 2001, the Company recorded changes in the fair value of these warrants, as calculated using the Black-Scholes pricing model, as investment income of $1.1 million in the Company's statement of operations. See Note 15.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. It also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of the long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 on January 1, 2002 and believe that this adoption will not have a material impact on their results of operations or financial position; however, due to the Settlement Agreement discussed in
     Note 3, the Land Development and Hospitality segments will be presented as discontinued operations in future financial statements.


3.   SETTLEMENT AGREEMENT:

     On June 28, 2001, Crescent Operating and Crescent Equities entered into an asset and stock purchase agreement (the "Purchase Agreement") in which Crescent Equities agreed to acquire the Company's hotel operations, land development interests and other assets in exchange for $78.4 million. Crescent Equities also entered into an agreement, subsequently amended and restated as of October 31, 2001, the Capital Agreement, to make a $10.0 million investment in Crescent Machinery, which, along with capital from a third-party investment firm, was expected to put Crescent Machinery on solid financial footing. The transactions contemplated by the Purchase Agreement and Capital Agreement, called the "Restructuring Proposal" and described in the Company's Proxy Statement dated October 29, 2001, relating to its 2001 Annual Meeting of Stockholders, also included the future sale of the Company's 40% interest in AmeriCold Logistics. The Restructuring Proposal was approved by the stockholders of the Company on December 6, 2001.

     Following the date of the agreements, the results of operations for the Company's hotel operations and land development interests declined due to the slowdown in the economy. In addition, Crescent Machinery's results of operations suffered because of the economic environment and the overall reduction in national construction levels that has affected the equipment rental and sale business, particularly post September 11, 2001.

     As disclosed in the Annual Meeting Proxy Statement and also in the Company's quarterly report on Form 10-Q filed November 14, 2001, Crescent Machinery was in payment default on certain major loans from commercial lending institutions. Among the conditions to the closing of the transactions included in the Restructuring Proposal was the consent of Crescent Machinery's secured lenders, including those institutions. As the Company stated in its press release regarding the results of the stockholders' meeting, Crescent Machinery was negotiating with these lenders regarding these defaults and the possible restructuring of the loans, but the differences in the positions of the lenders and Crescent Machinery were significant and, as a result, management was not optimistic that an agreement would be reached with these lenders. Without the consent of the lenders, it was unlikely that the Restructuring Proposal would be consummated, and any failure by the Company to consummate the transactions included in the Restructuring Proposal would greatly impair the Company's prospects to continue to operate as a going concern.

     Crescent Machinery was unable to reach satisfactory agreements with its lenders regarding restructuring of the loans. As a result, Crescent Real Estate advised the Company that it believed that substantial additional capital, beyond the investment called for in the Capital Agreement, would have to be made to Crescent Machinery to adequately capitalize Crescent Machinery and satisfy concerns of Crescent Machinery's lenders. Crescent Real Estate announced that it was "unwilling to make this non-core investment."

     On January 23, 2002, Crescent Real Estate terminated the Purchase Agreement pursuant to which Crescent Real Estate would have acquired the Crescent Operating hotel operations, the Crescent Operating land development interests and other assets. On February 4, 2002, Crescent Real Estate terminated the Capital Agreement relating to its planned investment in Crescent Machinery.

     On February 6, 2002, Crescent Machinery Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Northern District of Texas in Fort Worth, Texas.

     On February 13, 2002, Crescent Real Estate delivered default notices to Crescent Operating relating to approximately $49.0 million of unpaid rent and approximately $76.2 million of principal and accrued interest due to Crescent Real Estate under certain secured loans.

     On February 14, 2002, Crescent Operating entered into a Settlement Agreement (the "Settlement Agreement") with Crescent Real Estate. The Settlement Agreement also provided the basis for Crescent Operating to file a prepackaged bankruptcy plan that the Company believes will provide for a limited recovery to its stockholders. Pursuant to the Settlement Agreement, Crescent Operating has transferred the following assets to Crescent Real
     Estate:

     o all of its hotel operations, in lieu of foreclosure, on February 14, 2002 in exchange for a $23.6 million reduction in its rent obligations to Crescent Real Estate;

     o all of its land development interests, through a strict foreclosure, on February 14, 2002, and March 22, 2002, in exchange for a $40.1 million reduction of its debt obligations to Crescent Real Estate.

     In addition, the Settlement Agreement provides as follows:

     o Crescent Real Estate will make sufficient funds available to Crescent Operating to pay all of Crescent Operating's creditors, other than Crescent Real Estate, in full and to cover the expenses of implementing the Settlement Agreement and seeking to confirm the bankruptcy plan. To facilitate repayment of $15.0 million, plus interest, owed to Bank of America, Crescent Real Estate has allowed Crescent Operating to secure the Bank of America debt with a pledge of Crescent Operating's interest in AmeriCold Logistics, LLC. The bankruptcy plan contemplates that the AmeriCold Logistics interest will be purchased by a Crescent Real Estate affiliate for a sufficient amount to repay the Bank of America debt.

     o If Crescent Operating's stockholders approve the bankruptcy plan at a special meeting of stockholders called for that purpose, Crescent Real Estate will issue common shares of Crescent Equities to the Crescent Operating stockholders pursuant to the formula contained in the bankruptcy plan. If the stockholders of Crescent Operating do not accept the bankruptcy plan, they will not receive a distribution of common shares of Crescent Real Estate. If the total amount of claims and expenses paid by Crescent Real Estate in connection with the Crescent Operating bankruptcy and reorganization transactions equals or exceeds $16.0 million, the stockholders of Crescent Operating will receive no common shares of Crescent Real Estate and will not be entitled to reconsider their approval of the bankruptcy plan. Crescent Operating stockholders receiving Crescent Real Estate shares will be deemed to have released all claims they may have against Crescent Operating and Crescent Real Estate and those acting on their behalf that arose before the effective date of the plan. If the Crescent Operating stockholders do not approve the Crescent Operating bankruptcy plan, Crescent Operating will still seek to have that bankruptcy plan confirmed by the bankruptcy court. If the bankruptcy court confirms the plan, Crescent Operating stockholders will not receive common shares of

          Crescent Equities and will still cease to be stockholders of Crescent Operating on the date the plan becomes effective.

     o Crescent Operating will cancel all outstanding shares of its common stock.

     o Pursuant to both the Settlement Agreement and the bankruptcy plan, Crescent Operating will transfer the remaining assets of Crescent Operating at the direction of Crescent Real Estate.


4.   ACQUISITIONS AND DISPOSITIONS:

     Equipment Sales & Leasing

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

     In 2001, the Franklin, Indiana, Van Wert, Ohio and Beaumont, Texas Crescent Machinery locations were closed and their assets were transferred to other locations for utilization.

     On February 6, 2002, Crescent Machinery Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in Fort Worth, Texas. CMC intends to continue its normal operations in the sale, rental and servicing of construction equipment, while attempting to reorganize and restructure its debt to emerge a financially stronger and more competitive business. CMC plans to continue with business as usual during this process, but certain locations will be evaluated and may be sold or closed to improve efficiency. Crescent Machinery has already moved to close four of its west coast branches immediately and, subject to Bankruptcy Court approval, plans to close all its locations outside of Texas and Oklahoma in 2002.

     Hospitality

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

     On February 14, 2002, the Company transferred all of its interest in the Hospitality assets and related liabilities to Crescent Equities as provided in the Settlement Agreement.

     Temperature Controlled Logistics

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

     AmeriCold Logistics leases the refrigerated storage facilities used in its business. The leases, as amended, which commenced in March 1999, generally have a 15-year term with two five-year renewal options and provide for the payment of fixed base rent and percentage rent based on revenues AmeriCold Logistics receives from its customers. Fixed base rent is approximately $137.0 million per annum through 2003, $139.0 million per annum from 2004 through 2008 and $141.0 million per annum from 2009 through February 28, 2014. Percentage rent for each lease is based on a specified percentage of revenues in excess of a specified base amount. The aggregate base revenue amount under five of the six leases is approximately $350.0 million and the weighted average percentage rate is approximately 36% through 2003, approximately 38% for the period from 2004 through 2008 and approximately 40% for the period from 2009 through February 28, 2014. The aggregate base revenue amount under the sixth lease is approximately $32.0 million through 2001, and approximately $26.0 million for the period from 2002 through February 28, 2014, and the percentage rate is 24% through 2001, 37.5% for the period from 2002 through 2006, 40% from 2007 through 2011 and 41% from 2012 through February 28, 2014. AmeriCold Logistics recognized $156.3 million, $170.6 million and $135.8 million of rent expense for the years ended December 31, 2001, December 31, 2000 and from March 11, 1999 (acquisition date) through December 31, 1999, respectively, which includes, effects of straight-lining, rent to parties other than the Landlord and is before the waiver of rent discussed below. AmeriCold Logistics is required to pay for all costs arising from the operation, maintenance and repair of the properties, including all real estate taxes and assessments, utility charges, permit fees and insurance premiums, as well as property capital expenditures in excess of $5.0 million annually. AmeriCold Logistics has the right to defer the payment of 15% of the fixed base rent and all percentage rent for up to three years beginning on March 11, 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent. AmeriCold Logistics deferred rent obligations were $25.4 million, $19.0 million and $5.4 million as of December 31, 2001, December 31, 2000 and December 31, 1999, respectively.

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

     In the fourth quarter ended December 31, 2001, AmeriCold Logistics reversed $25.5 million of the rent expense recorded for 2001 resulting from Temperature Controlled Logistics Partnerships waiving of its rights to collect this portion of the rent. Further, Temperature Controlled Logistics Partnerships waived $14.3 million of the rent expense recorded by AmeriCold Logistics for 2000 which AmeriCold Logistics recorded as income in the fourth quarter ended December 31, 2001. The aggregate amount waived by the Landlord of $39.8 million represents a portion of the rent due under the leases which AmeriCold Logistics deferred in such years.

     On January 23, 2002, the leases with Temperature Controlled Logistics Partnerships were restructured to consolidate four of the non-encumbered leases into one non-encumbered lease. The restructuring did not affect total contractual rent due under the combined leases.

     On February 14, 2002, the Company agreed in the Settlement Agreement to sell its interest in AmeriCold Logistics to an affiliate of Crescent Equities for approximately $15.0 million to $15.5 million. It is anticipated that the interest in AmeriCold Logistics will be transferred during 2002.

     Land Development

     Effective September 11, 1998, the Company and Gerald W. Haddock, John C. Goff and Harry H. Frampton, III (collectively, the "CRDI Sellers") entered into a partnership agreement (the "Partnership Agreement") to form COPI Colorado. COPI Colorado's purpose is to hold and manage the voting stock of CRDI (and, consequently, to manage CRDI) and to invest in shares of Crescent Operating common stock. In September, 1998, the Company contributed to COPI Colorado $9.0 million in cash in exchange for a 50% general partner interest in COPI Colorado, and each CRDI Seller contributed to COPI Colorado approximately 667 shares of CRDI voting stock, which the CRDI Sellers owned individually, in exchange for an approximately 16.67% limited partner interest in COPI Colorado; as a result and until January 2000, the Company owned a 50% managing interest in COPI Colorado and the CRDI Sellers collectively owned a 50% investment interest in COPI Colorado.

     In accordance with an agreement between Gerald Haddock and the Company, COPI Colorado redeemed the limited partnership interest of Mr. Haddock, the Company's former Chief Executive Officer and President, in January 2000. COPI Colorado paid Mr. Haddock approximately $2.8 million for his approximate 16.67% limited partner interest (determined from an independent appraisal of the value of COPI Colorado). See Note 16.

     On April 29, 1999, a partnership in which CRDI has a 64% economic interest finalized the purchase of Riverfront Park (previously known as "The Commons"), a master planned residential development on 23 acres in the Central Platte Valley near downtown Denver, Colorado, for approximately $25.0 million. The acreage is in close proximity to several major entertainment and recreational facilities, including, Coors Field (home to the Major League Baseball's Colorado Rockies), Elitch Gardens (an amusement park), the new Pepsi Center (home
     to the National Hockey League's Colorado Avalanche and the National Basketball Association's Denver Nuggets) and the new downtown Commons Park. An adjacent 28 acres is expected to be commercially developed by another company, thus providing a major mixed-use community adjacent to the lower downtown area of Denver.

     On August 27, 1999 and October 27, 1999, the Company sold its investments in Hillwood and Corporate Arena, respectively, for an aggregate sales price of approximately $1.4 million. Together, the sales resulted in an approximate $0.2 million gain in 1999.

     On September 22, 2000, a limited partnership in which CRDI is a majority limited partner acquired a majority interest in the Northstar-at-Tahoe resort, a premier, up-scale ski resort located in North Lake Tahoe, California. The development is expected to span ten years and include an enhanced core village with new restaurants and retail shops, hotels and spas, and an extensive residential product mix of over 2,000 condominium and townhome units.

     In December 2000, CRDI transferred its investment in a real estate company that specializes in the management of resort properties in Colorado, Utah, South Carolina and Montana to CDMC II. CDMC II is a newly formed entity having the same owners, board of directors and officers as CRDI. In connection with that transfer, CDMC II assumed the indebtedness of CRDI incurred in connection with that investment, all of which is owed to Crescent Partnership.

     On February 14, 2002, the Company transferred all of its interest in the Land Development assets and related liabilities to Crescent Equities as provided in the Settlement Agreement.

     Healthcare

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

     On December 29, 2000 the Company sold its 25% common interest and its 100% preferred membership interest in CBHS, and COPI CBHS Holdings sold its 65% common interest in CBHS, to The Rockwood Financial Group, Inc. ("Rockwood") for a nominal sum. The Rockwood Financial Group, Inc. is wholly owned by Jeffrey L. Stevens, Crescent Operating's Chief Executive Officer, Chief Operating Officer and sole director. The sale of CBHS to the Rockwood was effected as part of the Company's tax planning strategy. For the year 2000, the Company was faced with a potentially large minimum tax liability. The Company sold its interest in CBHS in order to trigger a loss that would significantly reduce, if not eliminate any minimum tax liability, as CBHS was in bankruptcy and liquidation and the interest held by the Company was worthless.

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


5.   PROPERTY & EQUIPMENT, NET:

     Property and equipment consisted of the following (in thousands):

                                                December 31, 2001    December 31, 2000
                                                -----------------    -----------------

Rental equipment (Crescent Machinery) .......   $          88,929    $         124,818
Land and improvements .......................              65,764               65,884
Buildings and improvements ..................              55,376               35,813
Furniture, fixtures, and other equipment ....              22,641               26,756
Construction in progress (DMPLP) ............              14,291                8,650
Transportation equipment ....................               7,275                7,390
                                                -----------------    -----------------
                                                          254,276              269,311
Less accumulated depreciation ...............             (56,540)             (49,572)
                                                -----------------    -----------------
                                                $         197,736    $         219,739
                                                =================    =================

6.   INVESTMENTS:

     Investments consisted of the following (in thousands):

                                         December 31, 2001   December 31, 2000
                                         -----------------   -----------------

Investment in Landevco ...............   $          43,577   $          44,027
Investment in CRDI projects ..........               8,124               8,170
Investment in CR License .............               5,012               5,485
Investment in Magellan warrants ......               4,127               2,992
Investment in AmeriCold Logistics ....                 706               4,417
Investment in CR Las Vegas ...........                 450               5,305
                                         -----------------   -----------------
                                         $          61,996   $          70,396
                                         =================   =================

     Investment income (loss) consisted of the following (in thousands):

                                         Year Ended          Year Ended           Year Ended
                                      December 31, 2001   December 31, 2000   December 31, 1999
                                      -----------------   -----------------   -----------------

Change in fair value of Magellan
warrants ..........................   $           1,135   $              --   $              --
Gain on sale of HCAC ..............                  --               1,563                  --
Gain on sale of CSI and CSII ......                  --                 722               1,493
Hicks-Muse income .................                  --                  --                 239
Gain on sale of Corporate Arena ...                  --                  --                 158
                                      -----------------   -----------------   -----------------
                                      $           1,135   $           2,285   $           1,890
                                      =================   =================   =================

     Equity in earnings (loss) of unconsolidated subsidiaries consisted of the following (in thousands):

                                                 Year Ended           Year Ended          Year Ended
                                             December 31, 2001    December 31, 2000    December 31, 1999
                                             -----------------    -----------------    -----------------

Equity in income of Landevco .............   $          35,706    $          28,250    $          19,351
Equity in income of TWOC .................               2,494                4,485                  886
Equity in income (loss) of Transportal
Network ..................................                  --                  375                 (395)
Equity in income of TCLP .................                  --                   40                  325
Equity in income of HCAC .................                  --                    7                  296
Equity in income (loss) of
CRDI Projects ............................                (297)               2,217                3,431
Equity in loss of CR License .............                (473)                (311)                (203)
Equity in loss of AmeriCold Logistics ....              (2,275)              (7,374)              (3,698)
Equity in loss of CR Las Vegas, LLC ......              (4,075)              (1,709)                (944)
                                             -----------------    -----------------    -----------------
                                             $          31,080    $          25,980    $          19,049
                                             =================    =================    =================

7.   INTANGIBLE ASSETS:

     Intangible assets, net of accumulated amortization, consisted of the following (in thousands):

                                           December 31, 2001   December 31, 2000
                                           -----------------   -----------------

Goodwill, net - Crescent Machinery .....   $              --   $          14,011
Goodwill, net - Rosestar ...............                  --               1,202
Goodwill, net - COPI Colorado / CDMC ...              14,664              45,077
Membership intangible, net - DMPLP .....              27,488              28,550
                                           -----------------   -----------------
                                           $          42,152   $          88,840
                                           =================   =================

     Accumulated amortization as of December 31, 2001 and 2000 was $36,344 and $39,135, respectively.


8.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

     Accounts payable and accrued expenses consisted of the following (in thousands):

                                            December 31, 2001   December 31, 2000
                                            -----------------   -----------------

Accounts payable ........................   $          34,015   $          54,195
Accrued taxes ...........................              10,506              13,948
Accrued interest ........................              10,390               3,027
Accrued salaries and bonuses ............               9,195               9,139
Deferred liabilities ....................               4,174               4,180
Property management payable .............               1,033               3,947
Land development construction accrual ...               1,932               1,987
Other accrued expenses ..................               9,840               9,586
                                            -----------------   -----------------
                                            $          81,085   $         100,009
                                            =================   =================

9.   OTHER LIABILITIES:

     Other liabilities consisted of the following (in thousands):

                                                 December 31, 2001   December 31, 2000
                                                 -----------------   -----------------

Deferred revenue .............................   $          71,330   $          69,265
Straight line hospitality rent adjustment ....               4,750               3,677
Other ........................................              12,725               5,475
                                                 -----------------   -----------------
                                                 $          88,805   $          78,417
                                                 =================   =================


10.  LONG-TERM DEBT:

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

                                                                                  December 31, 2001     December 31, 2000
                                                                                  -----------------     -----------------
     LONG-TERM DEBT - CORPORATE AND WHOLLY OWNED SUBSIDIARIES

Equipment notes payable to finance companies due 2002, payments of principal and interest due monthly, bear interest from 4.5% to 9.5%,
collateralized by equipment (Crescent Machinery) (in default) .................   $           80,683   $          115,091

Floor plan debt payable, three to twelve month terms at 0%
interest (Crescent Machinery) (in default) ....................................                4,190               12,632

Line of credit in the amount of $19.5 million payable to Crescent
Partnership due May 2002, bears interest at 9%, payments of interest only due quarterly, cross collateralized and cross-defaulted with the Company's
other borrowing from Crescent Partnership (Crescent Operating)(in default) ....               22,025               19,949

Line of credit in the amount of $17.2 million payable to Crescent
Partnership due the later of May 2002 or five years after the last draw (in no event shall the maturity date be later than June 2007), bears interest at 12%, payments of interest only due quarterly, collateralized, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets which the Company now owns or may acquire in the future (Crescent
Operating) (in default) .......................................................               20,205               17,727

Note payable to Crescent Partnership due May 2002, bears interest at 12%, payments of principal and interest due quarterly, collateralized, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets which the Company now owns or may acquire in the future (Crescent
Operating)(in default) ........................................................               16,238               14,247

Line of credit in the amount of $15.0 million payable to Bank of America due August 2002, bears interest at LIBOR plus 1% (3.4% and 7.0% at
December 31, 2001 and December 31, 2000, respectively), payments of
interest only due monthly (Crescent Operating) ................................               15,000               15,000

Note payable to Crescent Partnership due May 2002, bears interest at 12%, payments of interest only due quarterly, collateralized by a first lien on the assets which the Company now owns or may acquire in the future
(Crescent Operating) (in default) .............................................               10,572                9,276

Notes payable to the sellers of E. L. Lester and Company due July 1, 2003, bear interest at 7.5%, payments of principal and interest due semi-annually,
collateralized by stock of Lester (Crescent Operating) ........................                2,463                3,957

Note payable to Crescent Partnership maturing August 2003, bears interest at 10.75%, payments of principal and interest due monthly, collateralized by a deed of trust for certain personal property and certain real property
(Rosestar) ....................................................................                  749                1,106

Notes payable to the sellers of Harvey Equipment due July 31, 2002, bear interest at 8%, payments of principal and interest due semi-annually (Crescent
Operating) ....................................................................                  324                  625

Note payable to Crescent Partnership maturing August 2003, bears interest at 10.75%, payments of principal and interest due monthly, collateralized by a deed of trust in certain real property and certain personal property
(Rosestar) ....................................................................                  203                  299

Note payable to Crescent Partnership due November 2006, bears interest at
7.5%, payments of interest only due annually (Rosestar) .......................                  191                  191

                                                                                  ------------------   ------------------
     Total debt - corporate and wholly owned subsidiaries .....................              172,843              210,100
                                                                                  ==================   ==================
 LONG-TERM DEBT - NON WHOLLY OWNED SUBSIDIARIES

Construction loans for various East West Resort Development partnership projects, maturing through 2003, bear interest from 4.4% to 11.3%, payments of principal and interest or interest only payable monthly, collateralized by deeds of trust, security agreements and a first lien on the related
assets (CRDI) .................................................................              136,620               62,316

Line of credit in the amount of $100.0 million payable to Crescent
Partnership, due September 2008, bearing interest at 11.5%, principal and interest payments due as distributions are received, collateralized by
CRDI's interests in East West Resort Development partnerships, East West
Resorts LLC, and other CRDI property (CRDI) ...................................               72,250               32,155

Junior note payable to Crescent Partnership maturing December 2010, bears interest at 14%, payments of principal and interest due quarterly based on sales proceeds from DMPLP, collateralized by land, improvements and
equipment owned by DMPLP(DMPLP) ...............................................               59,000               59,000

Line of credit in the amount of $56.2 million payable to Crescent
Partnership due August 2004, bears interest at 11.5% with principal and interest payments due as distributions from projects are received, as defined by the applicable credit agreement, collateralized by CRDI's interests in East West Resort Development partnerships, East West Resorts,
LLC, and other CRDI property (CRDI) ...........................................               48,354               39,342

Line of credit in the amount of $70.0 million payable to Crescent
Partnership due December 2006, bears interest at 11.5% with principal and interest payments due as distributions from projects are received, as defined by the applicable credit agreement, collateralized by CRDI's interests in East West Resort Development partnerships, East West Resorts,
LLC, and other CRDI property (CRDI) ...........................................               36,571                   --

Line of credit in the amount of $50.0 million payable to National Bank of
Arizona due November 2003, bears interest at rates from prime to prime plus
1% (4.75% to 5.75% and 9.5% to 10.5% at December 31, 2001 and 2000,
respectively), payments of interest only due monthly, collateralized by certain land owned by DMPLP, deeds of trusts on lots sold and home
construction (DMPLP) ..........................................................               29,910                9,808

Line of credit in the amount of $40.0 million payable to Crescent
Partnership due December 2006, bears interest at 11.5% with principal and interest payments due as distributions from projects are received, as defined by the applicable credit agreement, collateralized by CRDI's interests in East West Resort Development partnerships, East West Resorts
LLC, and other CRDI property (CRDI) ...........................................               23,396               33,903

Line of credit in the amount of $7.0 million payable to Crescent
Partnership due August 2003, bears interest at 12% with principal and interest payments due as distributions are received, collateralized by a first lien on the assets which the Company now owns or may acquire in the
future (CRL) ..................................................................                7,000                7,000

Note payable to Crescent Partnership maturing December 2002, bears interest
at 10%, payments of interest due quarterly(DMPLP) .............................                1,000                   --

Term note in the amount of $0.2 million payable to Crescent Partnership, due August 2003, bears interest at 12% with principal and interest payments due as distributions are received, collateralized by a first lien on the
assets which the Company now owns or may acquire in the future (CRL) ..........                  166                  166

Line of credit in the amount of $22.9 million payable to Crescent
Partnership due January 2003, bears interest at 12.0%, principal and interest payments due as distributions from projects are received, as defined by the applicable credit agreement, collateralized by CRDI's interests in East West Resort Development partnerships, East West Resorts
LLC, and other CRDI property (CRDI) ...........................................                   --               17,379

Note payable to Crescent Partnership maturing June 2005, bears interest at
12%, with payments of interest only due quarterly and payments of principal payable annually in accordance with an increasing amortization schedule, collateralized by CRDI's interests in East West Resort Development
partnerships, East West Resorts LLC and other CRDI property (CRDI) ............                   --                2,348

                                                                                  ------------------   ------------------

               Total debt - non wholly owned subsidiaries .....................              414,267              263,417
                                                                                  ------------------   ------------------

               Total long-term debt ...........................................   $          587,110   $          473,517
                                                                                  ==================   ==================

     Current portion of long-term debt - CEI ..................................   $           74,634   $           17,023

     Current portion of long-term debt ........................................              203,039               78,104

     Long-term debt - CEI, net of current portion .............................              243,286              242,666

     Long-term debt, net of current portion ...................................               66,151              135,724
                                                                                  ------------------   ------------------

               Total long-term debt ...........................................   $          587,110   $          473,517
                                                                                  ==================   ==================

    The weighted average interest rate on long-term debt at December 31, 2001 was approximately 11.0%. Substantially all of the Company's assets are pledged as collateral under various debt agreements. Payment of dividends on Crescent Operating common stock is prohibited under certain of the debt agreements. The debt agreements contain certain reporting requirements and financial covenants, including requirements that the Company maintain certain financial ratios. As of December 31, 2001, the Company had not complied with all debt covenants. The Company has modified certain debt agreements with Crescent Equities extending the timing of principal and interest payments until December 31, 2001. Interest payments accrued but deferred as of December 31, 2001 of $6.4 million is included in Accounts payable and accrued expenses - CEI within the Company's consolidated financial statements. On February 13, 2002, the Company received notice from CEI that it was in default of its loan agreements covering approximately $76.2 million of principal and accrued interest. On February 14, 2002, the Company entered into the Settlement Agreement whereby the Company transferred to Crescent Equities its assets related to the hospitality business for extinguishment of $23.6 million in deferred rent and allowed CEI to foreclose on its equity interests in the residential land development entities for extinguishment of indebtedness of $40.1 million in notes payable. Along with the transfer of the equity interests in land development, all non wholly owned debt, totaling $414.3 million at December 31, 2001, will no longer be reported in the Company's financial statements - (See Note 3 - Settlement Agreement).

    As of December 31, 2001, combined aggregate principal maturities of all long-term debt were as follows (in thousands):


2002 ............................................................  $    277,673
2003 ............................................................        69,455
2004 ............................................................        51,396
2005 ............................................................         2,137
2006 ............................................................        30,354
Thereafter ......................................................       156,095
                                                                   ------------
    Total .......................................................  $    587,110
                                                                   ============

11.  SHAREHOLDERS' EQUITY:

     Common Stock

     The Company's authorized capital stock consists of 10.0 million shares of preferred stock, par value $0.01 per share and 22.5 million shares of common stock, par value $0.01 per share. As of December 31, 2001, there were 11,490,015 shares of common stock issued and no shares of preferred stock issued.

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

     Treasury Stock

     As of December 31, 2001, COPI Colorado had purchased 1,102,530 million shares of Crescent Operating common stock, which has been recorded as treasury stock, at a total purchase price of approximately $4.3 million. The average price paid, including broker commissions, was $3.88 per share.

     On February 13, 2002, in anticipation of the Company's entering into the Settlement Agreement (See Note 3 - Settlement Agreement) - pursuant to which the Company transferred its 60% general partnership interest in COPI Colorado to Crescent Partnership - the partners of COPI Colorado caused it to distribute among its partners, in accordance with their respective ownership percentage, all of the shares of the Company's stock it held. Messrs. Goff and Frampton each received 220,506 shares, while the Company received 661,518 shares.


12.  STOCK OPTION PLANS:

     The Company has two stock incentive plans, the 1997 Amended Stock Incentive Plan (the "Amended Plan") and the 1997 Management Stock Incentive Plan (the "Management Plan").

     The Amended Plan, effective May 8, 1997, initially established the maximum number of options and/or shares of restricted stock that the Company may grant at 1.0 million shares. The maximum aggregate number of shares issuable under the Amended Plan shall increase automatically on January 1 of each year by an amount equal to 8.5% of the increase in the number of shares of common stock outstanding since January 1 of the preceding year, subject to certain adjustment provisions. As of December 31, 2001, the number of shares the Company may have outstanding under the Amended Plan is 1,019,694. All stock options granted by the Company are out-of-the-money and will not have value under the Settlement Agreement or in bankruptcy.

     On May 13, 1997, each holder of shares of restricted stock in Crescent Equities or options in Crescent Equities or Crescent Partnership was granted an equivalent number of shares of restricted stock or options in Crescent Operating, based on a ratio of one share of restricted stock or option to purchase Crescent Operating common stock for each 10 shares of restricted stock in Crescent Equities or options for Crescent Equities common shares, and one option to purchase Crescent Operating common stock for each 5 options for units in Crescent Partnership. Under the Amended Plan, the Company has granted 857,185 options and 10,000 restricted shares, net of forfeitures, through December 31, 2001.

     The Management Plan provides that the maximum number of options and/or shares of restricted stock that the Company may grant to employees, officers, directors or consultants is 1.0 million shares. Under the Management Plan, the Company has granted 485,000 options and 81,328 restricted shares, net of forfeitures through December 31, 2001.

     Under both Plans, options are granted at a price no less than the market value of the shares on the date of grant, vest over a period determined by the Board of Directors, and expire ten years from the date of grant. The Company has reserved 586,181 shares for future options, warrants and restricted shares.

     A summary of the stock option status of the Company's Amended and Management Plans as of December 31, 2001 and changes during the periods then ended is presented in the table below:

                                                        Weighted Average
                                           Options       Exercise Price
                                         ------------   ----------------

Outstanding as of December 31, 1998 ....        864,344    $       2.52
   Granted .............................        615,400            3.13
   Exercised ...........................         (7,210)           0.99
   Forfeited ...........................       (126,342)           2.20
                                           ------------    ------------
Outstanding as of December 31, 1999 ....      1,346,192            2.84
   Granted .............................             --              --
   Exercised ...........................             --              --
   Forfeited ...........................        (26,358)           3.92
                                           ------------    ------------
Outstanding as of December 31, 2000 ....      1,319,834            2.81
   Granted .............................             --              --
   Exercised ...........................             --              --
   Forfeited ...........................        (49,210)           3.82
                                           ------------    ------------
Outstanding as of December 31, 2001 ....      1,270,624    $       2.77
                                           ============    ============

Exercisable as of December 31, 2001 ....      1,270,624    $       2.77

     Exercise prices, number of shares and the weighted-average remaining contractual life ("Average Life") at December 31, 2001 were as follows:

                      Options Outstanding          Options Exercisable
                    -----------------------    ---------------------------
Exercise Price       Number    Average Life       Number      Average Life
----------------    --------   ------------    -----------    ------------

$  0.99              717,034     3 years          717,034        3 years
$  2.50 -  5.44      485,000     8 years          485,000        8 years
$ 15.50 - 20.50       68,600     6 years           68,600        6 years

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

                                        As Reported                Proforma
                                        -----------   ------------------------------------
                                           2001         2001          2000         1999
                                         --------     --------     ---------     --------

Net loss (in thousands)...............   $(78,133)    $(78,906)    $  (3,924)    $ (3,004)
Loss per share........................   $  (7.55)    $  (7.63)    $   (0.38)    $  (0.29)

     The Company did not grant any options during the years ended December 31, 2001 and 2000. For the year ended December 31, 1999, the weighted average grant date fair value of each option granted was $2.29.

     The fair value of each option was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1999: risk-free interest rates of 5.6%; expected volatility of 91.6%; expected dividend yields of 0%; expected lives of five years.


13.  EARNINGS PER SHARE:

     Earnings (loss) per share ("EPS") is calculated as follows (in thousands, except per share data):

                                      Year ended                         Year ended                          Year ended
                                  December 31, 2001                  December 31, 2000                    December 31, 1999
                       ----------------------------------    ---------------------------------    ---------------------------------
                          Net      Wtd. avg.    Per share      Net      Wtd. avg.    Per share       Net     Wtd. avg.    Per share
                         Loss       shares        amount      Loss        shares       Amount       Loss      Shares        Amount
                       --------    ---------   ----------    -------    ---------   ----------    -------    ---------   ----------

Basic EPS ..........   $(78,133)      10,344   $    (7.55)   $(3,690)      10,326   $    (0.36)   $(2,695)      10,363   $    (0.26)

Effect of
Dilutive
Securities:
Stock Options ......         --           --                      --           --                      --           --
                       --------    ---------                 -------    ---------                 -------    ---------

Diluted EPS ........   $(78,133)      10,344   $    (7.55)   $(3,690)      10,326   $    (0.36)   $(2,695)      10,363   $    (0.26)
                       ========    =========   ==========    =======    =========   ==========    =======    =========   ==========

     The Company had 1,270,624, 1,319,834 and 1,344,792 options in 2001, 2000 and 1999, respectively, which were not included in the calculation of diluted EPS as they were anti-dilutive.


14.  INCOME TAXES:

     The components of the Company's income tax provision (benefit) were as follows (in thousands):

                                                  Year Ended           Year Ended           Year Ended
                                               December 31, 2001    December 31, 2000    December 31, 1999
                                               -----------------    -----------------    -----------------

Current:
   Federal .................................   $           3,547    $          21,394    $          18,706
   State ...................................                 506                2,551                2,459
                                               -----------------    -----------------    -----------------
                                                           4,053               23,945               21,165
                                               -----------------    -----------------    -----------------
Deferred:
   Federal .................................              (5,816)             (10,673)             (21,556)
   State ...................................                (830)              (1,525)              (3,080)
                                               -----------------    -----------------    -----------------
                                                          (6,646)             (12,198)             (24,636)
                                               -----------------    -----------------    -----------------
    Total income tax provision (benefit) ...   $          (2,593)   $          11,747    $          (3,471)
                                               =================    =================    =================


     Reconciliations of the federal statutory income tax rate to the effective tax rate were as follows:

                                                         Year Ended           Year Ended            Year Ended
                                                     December 31, 2001     December 31, 2000     December 31, 1999
                                                     -----------------     -----------------     -----------------

Federal statutory income tax rate ................                35.0%                 35.0%                 35.0%
State income taxes, net of federal tax benefit ...                 5.0                   5.0                   5.0
Minority interests ...............................                 4.1                  (6.8)                (23.1)
Change in valuation allowance ....................               (34.2)                   --                 (47.1)
Impairment/amortization ..........................                (7.2)                   --                    --
Net operating loss benefit .......................                  --                    --                  (8.5)
Other, net .......................................                 1.2                   1.3                  (5.0)
                                                     -----------------     -----------------     -----------------
    Effective tax rate ...........................                 3.9%                 34.5%                (43.7)%
                                                     =================     =================     =================

     Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

                                                     December 31,
                                            ----------------------------
                                                2001            2000
                                            ------------    ------------

Deferred tax assets:
   Equity in losses of subsidiaries .....   $      1,009    $        817
   Deferred revenue/rentals .............         29,701          33,680
   Accrued expenses .....................            755           3,559
   Inventories ..........................          1,281             894
   Net operating loss carryforwards .....         49,161          26,281
   Other ................................          4,272              83
                                            ------------    ------------
      Deferred tax assets ...............         86,179          65,314
                                            ------------    ------------
Deferred tax liabilities:
   Prepaid expenses .....................         (1,108)         (1,094)
   Depreciable property and equipment ...        (10,507)        (20,181)
   Real estate ..........................        (10,981)         (9,650)
                                            ------------    ------------
      Deferred tax liabilities ..........        (22,596)        (30,925)
                                            ------------    ------------

Valuation allowance .....................        (22,954)           (406)
                                            ------------    ------------
      Net deferred tax assets ...........   $     40,629    $     33,983
                                            ============    ============

Current deferred tax assets .............   $      1,145    $      3,306
Noncurrent deferred tax assets ..........         39,484          30,677
                                            ------------    ------------
      Net deferred tax assets ...........   $     40,629    $     33,983
                                            ============    ============

     At December 31, 2001, the Company had net operating loss carryforwards ("NOL") of approximately $122.0 million, which will expire after years 2002 through 2021. A portion of this NOL was acquired subject to restrictive tax limitations. Due to the anticipated restructuring of the Company (See Note 3 - Settlement Agreement), significant amounts of taxable income are anticipated to be realized in future years due to cancellation of indebtedness and other transactions. Management has not been able to conclude that it is more likely than not that all of the deferred tax asset will be realized. Accordingly, management has established a $23.0 million valuation reserve for that portion of the deferred tax asset which may not be realized upon completion of the anticipated restructuring or may be subject to capital loss or other limitations. The investments held by the Company that are considered to be Controlled Subsidiary Transactions have entered into agreements to elect to become Taxable REIT Subsidiaries ("TRS") of Crescent Equities for federal income tax reporting purposes effective January 1, 2001.


15.  MAGELLAN WARRANTS:

     In connection with the transaction in which Crescent Operating acquired its 50% membership interest in CBHS, the Company purchased, for $12.5 million, warrants to acquire 1,283,311 shares of Magellan common stock for an exercise price of $30.00 per share. The Magellan warrants are exercisable in varying increments over the period which began on May 31, 1998 and ends on May 31, 2009. Prior to January 1, 2001, the fair value of theses warrants, using the Black-Scholes pricing model, would be determined and the resulting difference between the cost and the estimated fair value of the warrants was included in the consolidated financial statements as accumulated comprehensive income (loss) for the period ended. As of January 1, 2001, the Company was required to adopt SFAS No. 133, as amended by SFAS No. 138. Upon adoption, the Company was required to record the net accumulated comprehensive loss related to its investment in Magellan warrants as a charge in the statement of operations. Based on the value of the warrants on December 31, 2000, the Company expensed $9.5 million on January 1, 2001 as a cumulative effect of change in accounting principle. From January 1, 2001 forward, the Company recorded changes in the fair value of these warrants in the statement of operations as investment income
     (loss). For the year ended December 31, 2001, the Company recorded changes in the fair value of these warrants, as calculated using the Black-Scholes pricing model, as investment income of $1.1 million in the Company's statement of operations. See Note 2 for the discussion of the change in accounting for the Magellan warrants effective January 1, 2001 as required under SFAS No. 133.


16.  COMMITMENTS AND CONTINGENCIES:

     Lease Commitments

     The Hospitality segment leases eight hotel and resort properties (the "Hospitality Properties") from Crescent Equities. Generally, the leases are on a triple net basis during 120-month terms and expire from December 2004 to June 2009. The leases provide for the payment to Crescent Partnership or its subsidiaries of (i) base rent, with periodic rent increases, (ii) percentage rent based on a percentage of gross room revenues above a specified amount, and (iii) a percentage of gross food and beverage revenues above a specified amount. Base rental expense under the leases is recognized on a straight-line basis over the terms of the respective leases. The Land Development segment leases office space, model homes, housekeeping and laundry facilities and certain equipment. Pursuant to the Settlement Agreement, the Company transferred its hospitality assets and equity interests in land development to Crescent Equities in February and March 2002, therefore the future lease obligations related to these assets and interest are eliminated (See Note 3 - Settlement Agreement). The Equipment Sales and Leasing segment leases rental delivery and service trucks and land and buildings at various locations.

     Total lease expense for all segments during the periods ended December 31, 2001, 2000 and 1999 was approximately $66.6 million, $74.2 million and $62.5 million, respectively. Included in lease expense was percentage rent for the Hospitality Properties for the periods ended December 31, 2001, 2000 and 1999 of $14.2 million, $19.0 million and $14.7 million, respectively. Future minimum lease payments due under such leases as of December 31, 2001, were as follows (in thousands):

2002 .................   $     50,894
2003 .................         49,913
2004 .................         49,646
2005 .................         40,689
2006 .................         29,757
Thereafter ...........         65,565
                         ------------
                         $    286,464
                         ============

     Contingencies

     CBHS became the subject of Chapter 11 bankruptcy proceedings by filing a voluntary petition on February 16, 2000, in United States Bankruptcy Court for the District of Delaware. Although CBHS is not a subsidiary of Crescent Operating, Crescent Operating did own a majority (90%) economic interest in CBHS, until December 29, 2000.

     As stated above under "Charter Behavioral Health Systems, LLC", as a result of the liquidation of CBHS through bankruptcy, the equity investment in CBHS became worthless. On December 29, 2000, as part of Crescent Operating's tax planning, Crescent Operating sold its 25% common interest and its 100% preferred membership interest in CBHS, and COPI CBHS Holdings sold its 65% common interest in CBHS to The Rockwood Financial Group, Inc. for a nominal sum.

     Crescent Operating held no funded or liquidated claims against the estate of CBHS. Crescent Operating filed proofs of claim against CBHS as a protective matter for potential indemnification or contribution for third party lawsuits and claims where Crescent Operating is a named defendant with CBHS, such as lawsuits based upon alleged WARN Act violations purported to have been committed by CBHS and/or its subsidiaries in closing behavioral health care facilities in 1999 and 2000. The only such lawsuits that have been brought against Crescent Operating arise from WARN Act claims. In connection with a settlement entered into among Crescent Operating, CBHS, the WARN Act plaintiffs, and others, Crescent Operating's indemnification and contribution claims against CBHS based on such lawsuits have been resolved. No other claims or lawsuits have been asserted against Crescent Operating that would give rise to indemnification or contribution claims by Crescent Operating against CBHS. In the event that, prior to the bar date for asserting claims against Crescent Operating in its bankruptcy case, no other claims or lawsuits are asserted against Crescent Operating that would give rise to indemnification or contribution claims by Crescent Operating against CBHS, Crescent Operating's claims for indemnification or contribution in the CBHS case will be disallowed. If any such lawsuits or claims are brought, Crescent Operating will pursue its indemnification and contribution claims in the CBHS case as appropriate.

     To date, several lawsuits, all of which seek class action certification, have been filed against CBHS alleging violations of the WARN Act in the closing of certain healthcare facilities in 1999 and 2000. Of those lawsuits, three also named Crescent Operating as a defendant, but all three of those suits have since been dismissed. An additional suit seeking similar relief was also filed against Crescent Operating and Crescent Partnership, as well as CBHS.

     A global Stipulation of Settlement of all WARN matters has been reached and filed with the United States District Court and Bankruptcy Court for the District of Delaware by the WARN Act claimants, CBHS, Crescent Operating, Crescent Partnership and the Creditors Committee in the CBHS case. The settlement was approved by the District Court by order dated March 18, 2002. As it applies to Crescent Operating, the settlement provides that either Crescent Operating or Crescent Partnership was required to deposit into escrow $500,000 for the benefit of the WARN Act claimants and, upon the settlement becoming final, Crescent Operating will receive a complete release for all WARN Act claims and any other claims in the CBHS case other than potential claims from those CBHS employees who have opted out of the Settlement. It appears that a maximum of three such employees have opted out and none have made claims against Crescent Operating to date. Crescent Partnership has paid the $500,000 into escrow. This payment will not be included as an expense for the purposes of calculating the aggregate value of the Crescent Real Estate shares to be distributed to the Crescent Operating shareholders.

     In accordance with an agreement between Gerald Haddock and the Company, COPI Colorado redeemed the limited partnership interest of Mr. Haddock, the Company's former Chief Executive Officer and President, in January 2000, COPI Colorado paid Mr. Haddock approximately $2.6 million for his approximate 16.67% limited partner interest (determined from an independent appraisal of the value of COPI Colorado). Mr. Haddock has challenged the valuation performed by the independent appraiser and the procedures followed by the Company with respect to the redemption and valuation process. The Company believes that it has complied with all terms of the agreement as it relates to the liquidation of Mr. Haddock from the partnership. In February 2001, the Company filed a lawsuit seeking a declaratory judgment to assist in resolution of the Company's dispute with Mr. Haddock. This lawsuit has been settled and the order dismissing the suit was filed on January 2, 2002.

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

17.  SUPPLEMENTAL CASH FLOW INFORMATION:

     Supplemental cash flow information is summarized as follows (in thousands):

                                                                          December 31,
                                                           ------------------------------------------
                                                               2001           2000           1999
                                                           ------------   ------------   ------------

Interest paid, net of amounts capitalized ..............   $     28,564   $     29,729   $     27,422
                                                           ============   ============   ============
Income taxes paid ......................................   $     19,468   $     17,293   $     24,755
                                                           ============   ============   ============

 Non-cash investing and financing activities:
    In conjunction with the acquisitions by the
    Company, liabilities were assumed as follows:
         Fair value of assets acquired .................   $         --   $         --   $     43,178

         Stock issued for the acquisitions .............             --             --             --

         Notes payable issued for acquisitions .........             --             --         (6,000)

         Cash paid for the acquisitions ................             --             --        (28,511)
                                                           ------------   ------------   ------------
             Liabilities assumed .......................   $         --   $         --   $      8,667
                                                           ============   ============   ============

    Decrease in intangible and deferred income for
    amount associated with sales of club memberships ...   $      1,062   $      6,387   $      7,172
                                                           ============   ============   ============


18.  FAIR VALUES OF FINANCIAL INSTRUMENTS:

     The carrying amount of cash and cash equivalents, accounts receivable, inventories, notes receivable, prepaid expenses and other current assets, and accounts payable and accrued expenses approximates fair value as of December 31, 2001 because of the short maturity of these instruments. Similarly, the carrying value of line of credit borrowings approximates fair value as of that date because the applicable interest rates fluctuate based on published market rates. In the opinion of management, without consideration of the financial position of the Company, the interest rates associated with the long-term debt approximates the market interest rates for this type of instrument, and as such, the carrying values approximate fair value at December 31, 2001.


19.  BUSINESS SEGMENT INFORMATION:

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

     The Land Development segment consists of (i) a 4.65% economic interest in Desert Mountain, a master planned, luxury residential and recreational community in northern Scottsdale, Arizona, (ii) a 52.5% general partner interest in Woodlands Operating, which provides management, advisory, landscaping and maintenance services to entities affiliated with Crescent Operating and Crescent Equities, (iii) a 2.625% economic interest in Landevco, which owns approximately 6,600 acres for commercial and residential development as well as a realty office, an athletic center, and an interest in a title company and (iv) a 6% economic interest in CRDI, whose operations consist principally of investing in partnerships and other entities that directly or indirectly develop and manage residential and resort properties (primarily in Colorado) or provide related services.

     Business segment information is summarized as follows (in thousands):

                                                For the Year Ended   For the Year Ended   For the Year Ended
                                                 December 31, 2001    December 31, 2000    December 31, 1999
                                                ------------------   ------------------   ------------------
Revenues:
   Equipment Sales and Leasing ...............   $         118,501    $         142,842    $         136,343
   Hospitality ...............................             226,841              272,157              246,763
   Land Development ..........................             260,999              301,827              334,881
   Temperature Controlled Logistics ..........                  --                   --                   --
   Other .....................................                  --                   --                   --
                                                 -----------------    -----------------    -----------------
   Total revenues ............................   $         606,341    $         716,826    $         717,987
                                                 =================    =================    =================

Income (loss) from operations:
   Equipment Sales and Leasing ...............   $         (46,733)   $           1,729    $           4,737
   Hospitality ...............................             (13,397)              (3,419)               1,286
   Land Development ..........................               4,717               25,542               10,449
   Temperature Controlled Logistics ..........                 (21)                 (27)                  (2)
   Other .....................................              (6,948)              (4,197)              (2,603)
                                                 -----------------    -----------------    -----------------
   Total income (loss) from operations .......   $         (62,382)   $          19,628    $          13,867
                                                 =================    =================    =================

Depreciation and amortization:
   Equipment Sales and Leasing ...............   $          19,193    $          18,254    $          15,041
   Hospitality ...............................               1,563                1,356                1,023
   Land Development ..........................              10,540               18,286               17,811
   Temperature Controlled Logistics ..........                  --                   --                   --
   Other .....................................                 (75)                 (71)                (133)
                                                 -----------------    -----------------    -----------------
   Total depreciation and amortization .......   $          31,221    $          37,825    $          33,742
                                                 =================    =================    =================

Investment income (loss):
   Equipment Sales and Leasing ...............   $              --    $              --    $              --
   Hospitality ...............................                  --                1,563                   --
   Land Development ..........................                  --                   --                  158
   Temperature Controlled Logistics ..........                  --                  722                1,493
   Other .....................................               1,135                   --                  239
                                                 -----------------    -----------------    -----------------
     Total investment income (loss) ..........   $           1,135    $           2,285    $           1,890
                                                 =================    =================    =================

Equity in income (loss) of unconsolidated
 subsidiaries:
   Equipment Sales and Leasing ...............   $              --    $              --    $              --
   Hospitality ...............................              (4,548)              (2,013)                (851)
   Land Development ..........................              37,903               34,952               23,668
   Temperature Controlled Logistics ..........              (2,275)              (6,959)              (3,768)
   Other .....................................                  --                   --                   --
                                                 -----------------    -----------------    -----------------
     Total investment income (loss) ..........   $          31,080    $          25,980    $          19,049
                                                 =================    =================    =================

Interest expense, net:
   Equipment Sales and Leasing ...............   $           7,697    $          10,585    $           6,747
   Hospitality ...............................                 907                  805                  618
   Land Development ..........................               9,009               12,672               11,326
   Temperature Controlled Logistics ..........                  --                   --                   --
   Other .....................................               9,116                8,012                8,038
                                                 -----------------    -----------------    -----------------
   Total interest expense, net ...............   $          26,729    $          32,074    $          26,729
                                                 =================    =================    =================

Income tax expense (benefit)
   Equipment Sales and Leasing ...............   $          (3,784)   $          (3,763)   $          (1,081)
   Hospitality ...............................              (3,509)               5,010                  (50)
   Land Development ..........................              11,475               17,888                7,293
   Temperature Controlled Logistics ..........                (919)              (2,506)                (911)
   Other .....................................              (5,856)              (4,882)              (8,722)
                                                 -----------------    -----------------    -----------------
   Total income tax expense (benefit) ........   $          (2,593)   $          11,747    $          (3,471)
                                                 =================    =================    =================

Capital expenditures:
   Equipment Sales and Leasing ...............   $          21,064    $          48,228    $          58,107
   Hospitality ...............................               1,345                1,964                2,388
   Land Development ..........................              15,417               18,427               18,930
   Temperature Controlled Logistics ..........                  --                   --                   --
   Other .....................................                  20                   37                   51
                                                 -----------------    -----------------    -----------------
   Total capital expenditures ................   $          37,846    $          68,656    $          79,476
                                                 =================    =================    =================

Investment in unconsolidated subsidiaries:
   Equipment Sales and Leasing ...............   $              --    $              --    $              --
   Hospitality ...............................               5,462               10,790               12,017
   Land Development ..........................              51,701               52,197               51,220
   Temperature Controlled Logistics ..........                 706                4,417               14,859
   Other .....................................               4,127                2,992                2,374
                                                 -----------------    -----------------    -----------------
   Total investment in
          unconsolidated subsidiaries ........   $          61,996    $          70,396    $          80,470
                                                 =================    =================    =================

Identifiable assets:
   Equipment Sales and Leasing ...............   $          93,647    $         192,151    $         184,964
   Hospitality ...............................              40,416               44,810               44,805
   Land Development ..........................             761,984              643,514              535,911
   Temperature Controlled Logistics ..........               6,015                8,829               16,337
   Other .....................................              43,342               21,224               13,636
                                                 -----------------    -----------------    -----------------
   Total identifiable assets .................   $         945,404    $         910,528    $         795,653
                                                 =================    =================    =================


20.  RELATED PARTY TRANSACTIONS:

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

     Effective February 14, 2002, the Company entered into the Settlement Agreement with Crescent Equities. The Settlement Agreement provided for the cancellation of the Intercompany Agreement.

     OTHER TRANSACTIONS

     The Company leases full service hotels and destination health and fitness resorts from Crescent Partnership, or other subsidiaries of Crescent Equities, under operating leases. Crescent Partnership has agreed to fund all capital expenditures relating to furniture, fixtures and equipment reserves required under applicable management agreements on all properties except for Canyon Ranch-Tucson. Total rent expense related to these leases totaled approximately $55.7 million, $63.3 million and $54.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Company has various debt instruments payable to Crescent Partnership with an aggregate amount outstanding at December 31, 2001 and 2000 of $317.9 million and $259.7 million, respectively. See Note 10 for additional information.

     Included in notes receivable is a note from Landevco payable to Landco in the amount of $10.6 million as of December 31, 2001. The note bears interest at 15.0% per annum with quarterly interest payments and principal due upon maturity of July 2007. Interest income recognized for the years ended December 31, 2001, 2000 and 1999 was $1.9 million, $1.6 million and $1.7 million, respectively.

     Effective February 1, 2000, The Varma Asset Management Agreements were terminated by mutual agreement of the parties; at the same time, Crescent Operating and its hospitality subsidiaries entered into a Master Asset Management and Administrative Services Agreement with the Sonoma Management Company ("SMC") to manage the Hyatt Albuquerque, the Four Seasons Hotel Houston, the Renaissance Hotel Houston and the Denver City Center Marriott. At the same time, the Company's hospitality subsidiaries accepted assignment from the owners of the Sonoma Mission Inn and Spa, the Sonoma Mission Inn Golf and Country Club and the Ventana Inn and Spa of its property management agreements with SMC. The principals of SMC are Sanjay and Johanna Varma and Crescent Equities is an equity owner in SMC. Payment of obligations under the Master Asset Management and Administrative Services Agreement (the "SMC Management Agreement") are guaranteed by the Company. For each property for which it provides asset management services, SMC will receive a base fee equal to 0.85% of gross revenues of the property managed plus an incentive fee of 50% of actual net income in excess of budgeted net income. For each property for which it provides property management services, SMC will receive a base fee equal to 2.0% of gross revenues of the property plus an incentive fee of 20% of net operating income in excess of 12% annual return on investment to owner. As consideration for its services under the SMC Management Agreement, Sonoma Management received an annual base fee (and no incentive fee) for 2001 of approximately $0.6 million, for its asset management services related to the Hyatt Albuquerque, the Renaissance Houston Hotel and the Denver City Center Marriott. Pursuant to the Settlement Agreement, the Company's obligations under the SMC Management Agreement with SMC were transferred to Crescent Equities (See Note 3 - Settlement Agreement).


21.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     Amounts in thousands, except per share amounts:

                                                                Year Ended December 31, 2001
                                                 ------------------------------------------------------------
                                                     First          Second          Third           Fourth
                                                 ------------    ------------    ------------    ------------

Revenues .....................................   $    163,439    $    123,445    $    120,637    $    198,820
Income (loss) from operations ................          2,405          (8,926)         (9,800)        (46,061)
Income (loss) before minority interests,
income taxes and accounting change ...........            294          (8,332)        (16,017)        (33,574)
Minority interests ...........................         (2,088)         (3,806)            330          (8,024)
Income tax provision (benefit) ...............         (2,183)          5,084           1,410          (6,904)
Income (Loss) from accounting change .........         (9,509)             --              --              --
Net (loss) ...................................         (9,120)        (17,222)        (17,097)        (34,694)
Basic and Diluted (loss) per share
Income (Loss) before change in accounting ....           0.04           (1.67)          (1.65)          (3.35)
Change in accounting .........................          (0.92)             --              --              --
                                                 ------------    ------------    ------------    ------------
Net loss per share ...........................          (0.88)          (1.67)          (1.65)          (3.35)

                                                                               Year Ended December 31, 2000
                                                               ------------------------------------------------------------
                                                                  First           Second           Third          Fourth
                                                               ------------    ------------    ------------    ------------

Revenues ...................................................   $    167,551    $    176,397    $    182,133    $    190,745
Income (loss) from operations ..............................          7,973           5,582           6,557            (484)
Income (loss) before minority interests and income taxes ...          6,237            (684)          3,440          25,082
Minority interests .........................................         (6,731)         (2,954)         (6,660)         (9,673)
Income tax provision (benefit) .............................          1,488            (226)            950           9,535
Net income (loss) ..........................................         (1,982)         (3,412)         (4,170)          5,874
Basic income (loss) per share ..............................           (.19)           (.33)           (.40)            .56
Diluted income (loss) per share ............................           (.19)           (.33)           (.40)            .56

INDEPENDENT AUDITORS' REPORT


To the Partners
Vornado Crescent Logistics Operating Partnership and Subsidiary:

We have audited the accompanying consolidated balance sheets of Vornado Crescent Logistics Operating Partnership and Subsidiary (the "Partnership") as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' capital, and cash flows for the years ended December 31, 2001 and 2000 and for the period from March 11, 1999 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Vornado Crescent Logistics Operating Partnership and Subsidiary at December 31, 2001 and 2000, and their consolidated results of operations and cash flows for the years ended December 31, 2001 and 2000 and for the period from March 11, 1999 (date of inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.



February 20, 2002
(March 11, 2002 as to Note 4)

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND 2000
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                 2001            2000

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                  $     28,189    $      6,215
  Restricted cash                                                  21,388          14,736
  Trade accounts receivable, net of allowance for doubtful
     accounts of $2,442 and $3,502, respectively                   67,415          79,780
  Other current assets                                              4,559           4,930
  Working capital to be collected on behalf of
    AmeriCold Corporation                                          (5,358)         (7,507)
                                                             ------------    ------------


Total current assets                                              116,193          98,154

PROPERTY, PLANT, AND EQUIPMENT:
  Land                                                             14,794          16,831
  Buildings and improvements                                        2,880           2,476
  Machinery and equipment                                          49,270          44,131
                                                             ------------    ------------

                                                                   66,944          63,438

  Less accumulated depreciation                                   (19,574)        (10,722)
                                                             ------------    ------------

      Property, plant, and equipment, net                          47,370          52,716

OTHER ASSETS                                                       11,544          12,988
                                                             ------------    ------------

                                                             $    175,107    $    163,858
                                                             ============    ============

                                                                     (Continued)

See notes to consolidated financial statements.

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND 2000
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                        2001            2000

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                                                  $     14,039    $     23,277
  Accrued expenses                                                        50,006          36,017
  Current portion of long-term debt                                        1,906             577
  Current portion of capitalized lease obligations                           967             398
  Unearned revenue                                                         8,373           9,242
  Due to AmeriCold Corporation                                            32,216          27,074
                                                                    ------------    ------------

      Total current liabilities                                          107,507          96,585
                                                                    ------------    ------------

LONG-TERM DEBT                                                            22,840           6,360

LONG-TERM CAPITALIZED LEASE OBLIGATIONS                                    4,449           1,351

DEFERRED RENT OBLIGATIONS TO AMERICOLD
  CORPORATION                                                              8,335          24,411

STRAIGHT-LINE RENT LIABILITY TO AMERICOLD
  CORPORATION                                                             10,811           6,762

OTHER LIABILITIES                                                         13,399          12,176
                                                                    ------------    ------------

        Total liabilities                                                167,341         147,645

COMMITMENTS

PARTNERS' CAPITAL:
  Partners' capital                                                       44,723          48,723
  Accumulated deficit                                                    (33,368)        (27,680)
  Accumulated other comprehensive loss - minimum pension charge           (3,589)           (830)
                                                                    ------------    ------------

Less: capital contribution receivable                                         --          (4,000)
                                                                    ------------    ------------

        Total partners' capital                                            7,766          16,213
                                                                    ------------    ------------

                                                                    $    175,107    $    163,858
                                                                    ============    ============

                                                                     (Concluded)

See notes to consolidated financial statements.

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
FOR THE PERIOD FROM MARCH 11, 1999 (DATE OF INCEPTION)
TO DECEMBER 31, 1999
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                           2001            2000            1999

REVENUES                                                           $    647,259    $    676,158    $    557,708

OPERATING EXPENSES:
  Cost of operations (not including depletion, depreciation,
    and amortization)                                                   474,663         478,809         399,615
  Rent expense on leases with AmeriCold Corporation,
    net of $25,469 in reduction in 2001 contractual rents               130,807         170,640         135,811
  Reduction in 2000 contractual rents                                   (14,343)             --              --
  General and administrative                                             37,691          35,933          26,542
  Severance and other charges                                             8,895              --              --
  Depletion, depreciation, and amortization                              11,477           7,803           4,789
                                                                   ------------    ------------    ------------

      Total operating expenses                                          649,190         693,185         566,757
                                                                   ------------    ------------    ------------

OPERATING LOSS                                                           (1,931)        (17,027)         (9,049)

OTHER INCOME (EXPENSE):
  Interest expense                                                       (4,702)         (2,136)           (534)
  Other                                                                     945             727             339
                                                                   ------------    ------------    ------------

NET LOSS                                                           $     (5,688)   $    (18,436)   $     (9,244)
                                                                   ============    ============    ============

See notes to consolidated financial statements

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 AND FOR THE PERIOD FROM MARCH 11, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                               ACCUMULATED
                                                                                  OTHER
                                                                              COMPREHENSIVE       CAPITAL
                                               PARTNERS'      ACCUMULATED     LOSS - MINIMUM    CONTRIBUTION
                                                CAPITAL         DEFICIT       PENSION CHARGE     RECEIVABLE        TOTAL
                                             ------------    ------------    ---------------    ------------    ------------

Capital contribution                         $     38,723    $         --    $            --    $         --    $     38,723

  Net loss                                             --          (9,244)                --              --          (9,244)
                                             ------------    ------------    ---------------    ------------    ------------
BALANCE - December 31, 1999                        38,723          (9,244)                --              --          29,479

Capital contribution                               10,000              --                 --          (4,000)          6,000

COMPREHENSIVE LOSS:

  Net loss                                             --         (18,436)                --              --         (18,436)

  Adjustment for minimum pension liability             --              --                                 --            (830)
                                                                                                                ------------

  Total comprehensive loss                             --              --                 --              --         (19,266)
                                             ------------    ------------    ---------------    ------------    ------------

BALANCE - December 31, 2000                        48,723         (27,680)              (830)         (4,000)         16,213

  Cancellation of capital commitment               (4,000)             --                 --           4,000              --

COMPREHENSIVE LOSS:

  Net loss                                             --          (5,688)                --              --          (5,688)

  Adjustment for minimum pension liability             --              --             (2,759)             --          (2,759)
                                                                                                                ------------
  Total comprehensive loss                             --              --                 --              --          (8,447)
                                             ------------    ------------    ---------------    ------------    ------------
BALANCE - December 31, 2001                  $     44,723    $    (33,368)   $        (3,589)   $         --    $      7,766
                                             ============    ============    ===============    ============    ============


See notes to consolidated financial statements.

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
FOR THE PERIOD FROM MARCH 11, 1999 (DATE OF INCEPTION)
TO DECEMBER 31, 1999
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                      2001            2000            1999

OPERATING ACTIVITIES:
  Net loss                                                       $     (5,688)   $    (18,436)   $     (9,244)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Provision for bad debts                                             2,653           1,645           1,685
    Depletion, depreciation and amortization                           11,477           7,803           4,789
    Straight line rent expense                                          4,049           3,673           3,089
    Reduction in 2000 contractual rent                                (14,343)             --              --
    Gain on settlement and curtailment of benefit plan                     --              --          (1,363)
    Changes in assets and liabilities, net of acquisitions:
      Restricted cash                                                  (6,652)          2,151              --
      Trade accounts receivable                                        10,843          (2,524)            239
      Other assets                                                       (522)             (9)         (6,420)
      Accounts payable and accrued expenses                             2,071          (8,081)         (1,493)
      Due to AmeriCold Corporation                                      7,028          (2,158)         29,232
      Deferred rent obligations                                        (1,733)         19,011           5,400
      Other liabilities                                                   354             (69)            (11)
                                                                 ------------    ------------    ------------

        Net cash provided by operating activities                       9,537           3,006          25,903

INVESTING ACTIVITIES:
  Purchase of non-real estate assets                                       --              --         (38,723)
  Additions to property, plant, and equipment                          (2,368)        (12,302)         (9,666)
                                                                 ------------    ------------    ------------

        Net cash provided by investing activities                      (2,368)        (12,302)        (48,389)

FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                             18,940           7,014              --
  Repayment of long-term debt                                          (1,131)            (47)             --
  Repayment of capital lease obligation                                  (855)             --              --
  Repayment of due to AmeriCold Corporation                            (2,149)         (5,444)         (8,249)
  Capital contributions                                                    --           6,000          38,723
                                                                 ------------    ------------    ------------

        Net cash provided by financing activities                      14,805           7,523          30,474
                                                                 ------------    ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                21,974          (1,773)          7,988

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                   6,215           7,988              --
                                                                 ------------    ------------    ------------

  End of period                                                  $     28,189    $      6,215    $      7,988
                                                                 ============    ============    ============

                                                                     (Continued)

See notes to consolidated financial statements.

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
FOR THE PERIOD FROM MARCH 11, 1999 (DATE OF INCEPTION)
TO DECEMBER 31, 1999
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                   2001           2000           1999

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                                $      2,787   $        753   $        331
                                                               ============   ============   ============

SUPPLEMENTAL INFORMATION ABOUT NONCASH
  ACTIVITIES:
  Acquisition of fixed assets under capital leases             $      4,522             --             --
                                                               ============   ============   ============
  Liabilities assumed in connection with acquisition of
    non-real estate assets                                               --             --   $     13,198
                                                               ============   ============   ============
  Initial working capital to be collected on behalf of
    AmeriCold Corporation                                                --             --   $     21,200
                                                               ============   ============   ============

                                                                     (Concluded)


See notes to consolidated financial statements.

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001 AND 2000 AND FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 AND FOR THE PERIOD FROM MARCH 11,1999
(DATE OF INCEPTION) TO DECEMBER 31,1999
--------------------------------------------------------------------------------


1.   ORGANIZATION AND BUSINESS

     Vornado Crescent Logistics Operating Partnership (the "Partnership") was formed on March 11, 1999. The Partnership holds its assets and conducts its business through its wholly owned subsidiary AmeriCold Logistics, LLC (collectively "the Company" or "AmeriCold Logistics"). At December 31, 2001, AmeriCold Logistics, headquartered in Atlanta, Georgia, has 5,900 employees and operates 100 temperature controlled warehouse facilities nationwide with an aggregate of approximately 525 million cubic feet of refrigerated, frozen, and dry storage space. Of the 100 warehouses, AmeriCold Logistics leases 89 temperature controlled warehouses with an aggregate of approximately 445 million cubic feet from the Vornado REIT/Crescent REIT Partnership ("AmeriCold Corporation"), and manages 11 additional warehouses containing approximately 80 million cubic feet of space. AmeriCold Logistics provides the frozen food industry with refrigerated warehousing and transportation management services. Refrigerated warehouses are comprised of production and distribution facilities. Production facilities typically serve one or a small number of customers, generally food processors, located nearby. These customers store large quantities of processed or partially processed products in the facility until they are shipped to the next stage of production or distribution. Distribution facilities primarily warehouse a wide variety of customers' finished products until future shipment to end-users. Each distribution facility generally services the surrounding regional market. AmeriCold Logistics' transportation management services include freight routing, dispatching, freight rate negotiation, backhaul coordination, freight bill auditing, network flow management, order consolidation, and distribution channel assessment. Additionally, AmeriCold Logistics mines limestone at two of its locations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The consolidated financial statements of the Partnership include the accounts of the Partnership and its subsidiary. The Partnership is owned 60% by Vornado Operating L.P. ("Vornado") and 40% by COPI Cold Storage L.L.C. (an affiliate of Crescent Operating Inc.) ("Crescent"). The partnership agreement provides that net income and losses are allocated to each partner's account in relation to their ownership interests. Subject to certain provisions, the Partnership continues for a term through October 2027. Vornado's $6,000,000 contribution to the Partnership in March 2000 was unmatched by Crescent, who recently filed for bankruptcy protection. Accordingly, the $4,000,000 contribution receivable shown in partner's capital was cancelled at December 31, 2001. During the first quarter of 2002, Vornado's $6,000,000 became a special equity contribution that: (i) has priority over the original equity amounts, with voting rights of Vornado not effected, (ii) is redeemable only at the Partnership's option, and (iii) accrues interest at 12% compounded annually from March 7, 2000. Vornado's share of the Partnership remains at 60%.

     Estimates - Management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     On February 6, 2002, Crescent Operating filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. Subject to confirmation of a plan of reorganization and shareholder approval, it had agreed to transfer its interest in AmeriCold Logistics to an entity that will be owned by the shareholders of Crescent Real Estate Equities. It is uncertain at this time whether or when this plan will be approved and what effect, if any, this will have on the operation and management of AmeriCold Logistics.

     Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid investments with maturities when purchased of three months or less.

     Restricted Cash - Cash restricted for uses related to payment of rent ($7,229,000 at December 31, 2001 and 2000) and settlement of certain self-insured liabilities ($14,159,000 and $7,507,000 at December 31, 2001 and 2000, respectively) are classified as restricted cash.

     Property, Plant, and Equipment - Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the respective assets. Depreciation and amortization begin the month in which the asset is placed into service.

     The Company's long-lived assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amounts may not be recoverable. In such an event, a comparison is made of the expected future operating cash flows of the long-lived assets on an undiscounted basis to the carrying amounts of long-lived assets. If the carrying amounts of the long-lived assets exceed the sum of the expected undiscounted cash flows, an impairment charge is recognized in an amount equal to the excess of the carrying amount over the estimated fair value of the long-lived assets. The Company also periodically reviews the appropriateness of the estimated useful lives of its long-lived assets.

     Capitalized Leases - Capitalized leases are recorded at the lower of the present value of future lease payments or the fair market value of the property. Capitalized leases are depreciated on a straight-line basis over the estimated asset life or lease term for equipment, whichever is shorter. Depreciation expense on capital leases is included in depreciation and amortization expense.

     Revenue Recognition - Revenues include storage, transportation and handling fees, and management fees for locations managed on behalf of third parties. Storage revenues are recognized as services are provided. Transportation fees and expenses are recognized upon tender of product to common carriers, which is not materially different than if such revenues and expenses were recognized upon delivery. Management fees are recognized when AmeriCold Logistics is contractually entitled to such fees. Costs related to managed facilities are included in operating expenses. AmeriCold Logistics charges customers for both inbound and outbound handling in advance but defers the outbound handling revenue until the product has been shipped. Revenues from the sale of limestone are recognized upon delivery to customers.

     Significant Customer - During 2001 and 2000, H.J. Heinz & Co. accounted for approximately 16% and 18% of total revenue, respectively.

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

     Collective Bargaining Agreements - At December 31, 2001, approximately 21% of the Company's labor force was covered by collective bargaining agreements. Collective bargaining agreements covering approximately 7% of the labor force will expire in 2002.

     Derivatives - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended in June 2000 by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133, as amended, requires the Company to recognize all derivatives on the balance sheet at fair value. The Company adopted SFAS No. 133, as amended, on January 1, 2001. The adoption of these standards did not have a material impact on the Company's consolidated financial statements, as the Company does not use derivatives.

     Recent Accounting Pronouncement - In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 also supercedes previous guidance for segments of a business to be disposed. The Company is required to adopt SFAS No. 144 on January 1, 2002. The Company does not expect SFAS No. 144 to have a significant effect on its consolidated financial position or results of operations.

     Reclassifications - Certain reclassifications have been made to the 2000 and 1999 balances to conform with the 2001 presentation.

3.   ACCRUED EXPENSES

     Detail of accrued expenses as of December 31, 2001 and 2000 is as follows:


(amounts in thousands)                                   2001           2000

Accrued payroll and related expense                  $     10,127   $      9,854
Accrued workers' compensation                               8,580          8,443
Severance and other charges                                 6,764             --
Other accrued expenses                                     24,535         17,720
                                                     ------------   ------------

                                                     $     50,006   $     36,017
                                                     ============   ============

4.   LONG-TERM DEBT

(amounts in thousands)                 2001            2000

Notes payable to Vornado:
  12% promissory note payable     $      3,000    $      3,000
  12% promissory note payable            3,840              --
  14% promissory note payable            4,856              --

Notes payable to Crescent:
  12% promissory note payable            2,000           2,000
  12% promissory note payable            3,500              --
  14% promissory note payable            6,190              --

Note payable to bank                     1,360           1,937
                                  ------------    ------------

                                        24,746           6,937
Less: current maturities                (1,906)           (577)
                                  ------------    ------------

                                  $     22,840    $      6,360
                                  ============    ============

     The 12% promissory notes payable to Vornado and Crescent, as amended, are due December 31, 2004 and may be repaid at any time prior to their maturity. Until the notes are paid, aggregate interest-only payments of $123,000 are due on a monthly basis. These notes are secured by certain property and equipment with a net book value of approximately $15,606,000. The 14% promissory notes payable to Vornado and Crescent, as amended, are payable in aggregate monthly installments of principal and interest of $224,999 with a maturity date of December 31, 2004. The notes are secured by certain property and equipment with a net book value of approximately $22,483,000. Effective March 11, 2002, the Vornado and Crescent notes were amended to extend maturity dates to December 31, 2004. The note payable to the bank due January 2003 is payable in equal monthly installments of principal and interest and may be repaid prior to its maturity date, subject to certain prepayment penalties. This loan bears interest at the rate of 10.72% per annum. The note is secured by certain equipment with a net book value of approximately $1,287,000.

5.   TRANSACTIONS WITH AMERICOLD CORPORATION AND OWNERS

     During 2001 and 2000 and 1999, AmeriCold Logistics received a management fee of $268,000 and $255,000 and $201,000, respectively, from AmeriCold Corporation for administrative services performed. During 2001 and 2000 and 1999, AmeriCold Logistics recorded a management fee of $487,000 and $487,000 and $329,000, respectively, to Vornado Realty L.P. At December 31, 2001 and 2000, other accrued liabilities included $1,303,000 and $816,000, respectively, owed to Vornado Realty L.P. At December 31, 2001 and 2000, $1,131,000 and $1,061,000, respectively, were receivable from Crescent for expenditures made on its behalf for a new business venture. Due to the uncertainty of collection, the Company established a reserve for this amount at December 31, 2001. Such amounts are included in other assets.

6.   LEASE COMMITMENTS

     AmeriCold Logistics has operating leases with the AmeriCold Corporation covering the warehouses used in this business. The leases, as amended, generally have a 15-year term with two five-year renewal options and provide for the payment of fixed base rent and percentage rent based on revenues AmeriCold Logistics receives from its customers. Fixed base rent is approximately $137,000,000 per annum through 2003, $139,000,000 per annum from 2004 through 2008, and $141,000,000 per annum from 2009 through 2014. Percentage rent for each lease is based on a specified percentage of revenues in excess of a specified base amount. The aggregate base revenue amount under five of the six leases is approximately $350 million, and the weighted-average percentage rate is approximately 36% for the initial five-year period, approximately 38% for the period from 2004 through 2008, and approximately 40% for the period from 2009 through February 28, 2014. The aggregate base revenue amount under the sixth lease is approximately $32,000,000 through 2001, and approximately $26,000,000 for the period from 2002 through February 28, 2014, and the percentage rate is 24% through 2001, 37.5% for the period from 2002 through 2006, 40% from 2007 through 2011, and 41% from 2012 through February 28, 2014. The fixed base rent for each of the two five-year renewal options is equal, generally, to the greater of the then fair market value rent or the fixed base rent for the immediately preceding lease year plus 5%. AmeriCold Logistics has the right to defer the payment of 15% of fixed base rent and all percentage rent for the period March 1999 to December 31, 2003 to the extent that available cash, as defined in the leases, is insufficient to pay such rent. Pursuant to the agreement, AmeriCold Logistics exercised its deferral rights and deferred approximately $25,469,000 and $19,011,000 in 2001 and 2000, respectively, in fixed and percentage rent. As part of the February 2001 lease amendments, contractual rents due to AmeriCold Corporation were reduced to $146,000,000 for 2001 and $150,000,000 (plus additional contingent rent in certain circumstances) for 2002. On December 27, 2001, the leases were amended to reduce fixed and percentage rent under the four non-encumbered leases by $25,469,000 to $17,918,000 for 2001 and by $14,343,000 to $38,223,000 for 2000. On January 23, 2002, the leases with
     AmeriCold Corporation were restructured to consolidate the four non-encumbered leases into one non-encumbered lease. The restructuring did not affect total contractual rent due under the combined leases.

     The Company anticipates that AmeriCold Corporation may further restructure the leases with the Company to provide additional cash flow to the Company.

     AmeriCold Logistics is also required to pay for all costs arising from the operation, maintenance and repair of the properties, including all real estate taxes and assessments, utility charges, permit fees, and insurance premiums, as well as property capital expenditures in excess of $9,500,000 annually.

     AmeriCold Logistics also has both operating and capital lease agreements for equipment and other facilities. AmeriCold Logistics pays taxes, insurance, and maintenance costs on substantially all of the leased property. Lease terms generally range from five to 20 years with renewal or purchase options.

     At December 31, 2001, future minimum fixed lease payments under the leases with AmeriCold Corporation and future minimum lease payments under operating leases other than leases with AmeriCold Corporation were as follows:

(amounts in thousands)

YEAR ENDED
DECEMBER 31,

                                   AMERICOLD       OTHER
                                 CORPORATION      LESSORS          TOTAL

2002                             $    137,340   $      7,255   $    144,595
2003                                  137,327          5,220        142,547
2004                                  139,729          3,932        143,661
2005                                  138,920          3,546        142,466
2006                                  138,920          3,545        142,465
Thereafter                          1,011,241          2,748      1,013,989
                                 ------------   ------------   ------------

                                 $  1,703,477   $     26,246   $  1,729,723
                                 ============   ============   ============


     Rent expense under leases with AmeriCold Corporation for 2001 was $115,780,000 for fixed rent, net of a $25,469,000 contractual rent adjustment, and $15,027,000 for percentage rent. Rent expense under leases with AmeriCold Corporation for 2000 was $139,723,000 for fixed rent and $30,917,000 for percentage rent. Rent expense under leases with AmeriCold Corporation for 1999 was $109,031,000 for fixed rent and $26,780,000 for percentage rent.

     Rent expense under leases with other lessors was $8,068,000, $6,407,000, and $4,739,000 for 2001, 2000, and 1999, respectively.

     At December 31, 2001, future minimum lease payments under capital leases are as follows:

        (amounts in thousands)

        YEAR ENDED
        DECEMBER 31,

2002                                            $      1,407
2003                                                   1,284
2004                                                   1,201
2005                                                   1,199
2006                                                   1,069
Thereafter                                               638
                                                ------------

Total minimum obligations                              6,798
Less interest portion                                 (1,382)
                                                ------------

Present value of net minimum payments                  5,416
Less current portion                                    (967)
                                                ------------

Long term portion                               $      4,449
                                                ============

     At December 31, 2001 and 2000, property leased under capital leases had a total cost of $7,974,000 and $2,751,000 and total accumulated depreciation of $2,976,000 and $1,171,000, respectively.

7.   SEVERANCE AND OTHER CHARGES

     During the year ended December 31, 2001, the Company recorded a charge of $8,895,000 comprised of (i) severance and relocation costs associated with a management restructuring, and (ii) expenses arising from the consolidation of a portion of the corporate office in Portland, Oregon into the Company's Atlanta headquarters. Severance related charges of $7,725,000 are for the termination of 199 employees, located primarily in the Atlanta and Portland offices. Through December 31, 2001, the Company had terminated 30 of the employees. The remaining charges of $1,170,000 consist primarily of a signing bonus, recruitment and other exit costs. These charges and the related liability at December 31, 2001 are summarized below:

(amounts in thousands)                  SEVERANCE        OTHER           TOTAL

Charges                               $      7,725    $      1,170    $      8,895
Expenditures                                  (961)         (1,170)         (2,131)
                                      ------------    ------------    ------------

Severance Liability                   $      6,764    $         --    $      6,764
                                      ============    ============    ============


8.   CONTINGENCIES

     In the normal course of business, the Company is party to a number of lawsuits. The Company does not believe that the resolution of these lawsuits will have a material effect on its financial position, results of operations or cash flows.

9.   EMPLOYEE BENEFIT PLANS

     Defined Benefit Pension and Postretirement Plans - AmeriCold Logistics has defined benefit pension plans that cover substantially all employees, other than union employees covered by union pension plans under collective bargaining agreements. Benefits under AmeriCold Logistics' plans are based on years of credited service and compensation during the years preceding retirement, or on years of credited service and established monthly benefit levels. The Company also has postretirement health care plans that provide medical and life insurance coverage to eligible retired employees.

      Actuarial information regarding the defined benefit pension plans and postretirement benefits other than pensions as of December 31, 2001 and 2000 is as follows:

                                                                                             2001
                                                                         -----------------------------------------------
                                                                               PENSION BENEFITS
                                                                         -----------------------------
                                                                                            NATIONAL          OTHER
                                                                          RETIREMENT        SERVICE       POSTRETIREMENT
(amounts in  thousands)                                                  INCOME PLAN      RELATED PLAN       BENEFITS

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                                  $     35,424     $      8,633     $      1,289
Service cost                                                                    2,977              223               55
Interest cost                                                                   2,562              632              126
Participant contributions                                                          --               --                7
Actuarial (gain) loss                                                           2,090             (327)             292
Settlements                                                                        --               --               --
Plan amendments                                                                    --              187               --
Benefits paid                                                                  (4,777)            (524)             (37)
                                                                         ------------     ------------     ------------

Benefit obligation at end of year                                        $     38,276     $      8,824     $      1,732
                                                                         ============     ============     ============

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                           $     26,218     $      9,377     $         --
Actual return on plan assets                                                     (122)             (81)              --
Employer contributions                                                          4,650              115               30
Participant contributions                                                          --               --                7
Benefits paid                                                                  (4,777)            (524)             (37)
                                                                         ------------     ------------     ------------

Fair value of plan assets at end of year                                 $     25,969     $      8,887     $         --
                                                                         ============     ============     ============

Funded status                                                            $    (12,307)    $         63     $     (1,732)
Unrecognized actuarial (gain) loss                                              7,423            1,830               18
Unrecognized prior service cost                                                 1,182              332             (518)
Minimum liability adjustment                                                   (4,771)              --               --
                                                                         ------------     ------------     ------------

(Accrued) prepaid benefit cost                                           $     (8,473)    $      2,225     $     (2,232)
                                                                         ============     ============     ============


Amounts recognized in the consolidated balance sheet consist of:
  Accrued benefit liability                                              $     (8,473)    $         --     $     (2,232)
  Prepaid asset                                                                    --            2,225               --
  Intangible asset                                                              1,182               --               --
  Accumulated other comprehensive loss                                          3,589               --               --
                                                                         ------------     ------------     ------------

Net amount recognized                                                    $     (3,702)    $      2,225     $     (2,232)
                                                                         ============     ============     ============

Weighted-average assumptions as of December 31, 2001:
Discount rate                                                                    7.25%            7.25%            7.25%
Expected return                                                                  9.50%            9.50%             N/A
Rate of compensation increase                                                    4.00%             N/A              N/A

                                                                               2000
                                                          ---------------------------------------------
                                                                PENSION BENEFITS
                                                          ----------------------------
                                                                            NATIONAL          OTHER
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
                                                          ============    ============    ============


Amounts recognized in the consolidated balance sheet
 consist of:
  Accrued benefit liability                               $     (7,227)   $         --    $     (2,131)
  Prepaid asset                                                     --           2,178              --
  Intangible asset                                               1,261              --              --
  Accumulated other comprehensive loss                             830              --              --
                                                          ------------    ------------    ------------

Net amount recognized                                     $     (5,136)   $      2,178    $     (2,131)
                                                          ============    ============    ============

Weighted-average assumptions as of December 31, 2000:
Discount rate                                                     7.75%           7.75%           7.50%
Expected return                                                   9.50%           9.50%            N/A
Rate of compensation increase                                     4.00%            N/A             N/A

                                                                 2001
                                             ---------------------------------------------
                                                   PENSION BENEFITS
                                             ----------------------------
                                                               NATIONAL         OTHER
                                               RETIREMENT      SERVICE      POSTRETIREMENT
                                              INCOME PLAN    RELATED PLAN      BENEFITS

(amounts in thousands)
COMPONENTS OF NET PERIODIC
  BENEFIT COST:
  Service cost                               $      2,977    $        223    $         55
  Interest cost                                     2,562             632             126
  Expected return on plan assets                   (2,591)           (876)             --
  Recognized net actuarial loss (gain)                186              84              15
  Amortization of prior service cost                   81               6             (65)
                                             ------------    ------------    ------------

                                             $      3,215    $         69    $        131
                                             ============    ============    ============


                                                                 2000
                                             ---------------------------------------------
                                                   PENSION BENEFITS
                                             ----------------------------
                                                               NATIONAL         OTHER
                                               RETIREMENT      SERVICE      POSTRETIREMENT
                                              INCOME PLAN    RELATED PLAN      BENEFITS

(amounts in thousands)
COMPONENTS OF NET PERIODIC
  BENEFIT COST:
  Service cost                               $      1,641    $        211    $         45
  Interest cost                                     2,518             707             106
  Expected return on plan assets                   (3,153)         (1,094)             --
  Recognized net actuarial loss (gain)               (119)             90              --
  Amortization of prior service cost                   80               6             (65)
                                             ------------    ------------    ------------

                                             $        967    $        (80)   $         86
                                             ============    ============    ============


                                                                 1999
                                             ---------------------------------------------
                                                   PENSION BENEFITS
                                             ----------------------------
                                                               NATIONAL         OTHER
                                               RETIREMENT      SERVICE      POSTRETIREMENT
                                              INCOME PLAN    RELATED PLAN      BENEFITS

(amounts in thousands)
COMPONENTS OF NET PERIODIC
  BENEFIT COST:
  Service cost                               $      1,297    $        254    $        147
  Interest cost                                     2,461             576             346
  Expected return on plan assets                   (2,531)           (820)             --
  Recognized net actuarial loss (gain)                338              18              67
  Amortization of prior service cost                  104               5             (56)
                                             ------------    ------------    ------------

                                             $      1,669    $         33    $        504
                                             ============    ============    ============

     The medical plan for retirees provides a fixed dollar benefit for each year that the retiree is receiving benefits. All increases in medical costs are paid by the retiree; thus, there is no assumed health care cost trend.

     Multiemployer Plans - Americold Logistics contributes to defined benefit multiemployer plans that cover substantially all union employees. Amounts charged to pension cost and contributed to the plans in 2001, 2000, and 1999 were approximately $1,235,000, $1,252,000, and $1,211,000, respectively.

     Profit Sharing - AmeriCold Logistics has defined contribution employee benefit plans, which cover all eligible employees. The plans also allow contributions by plan participants in accordance with Section 401(k) of the Internal Revenue Code. Profit sharing expense for 2001 and 2000 and 1999 was approximately $5,403,000 and $3,084,000 and $4,060,000, respectively.

     Deferred Compensation - AmeriCold Logistics has deferred compensation and supplemental retirement plan agreements with certain of its executives. The agreements provide for certain benefits at retirement or disability, and also provide for survivor benefits in the event of death of the employee. AmeriCold Logistics charges expense for the accretion of the liability each year.

     The net (income) expense for all deferred compensation and supplemental retirement plans for 2001 and 2000 and 1999 was approximately ($12,000) and $123,000 and $164,000, respectively.

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


DELOITTE & TOUCHE LLP

February 27, 2001

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 1999
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

ASSETS                                                                     2000            1999

CURRENT ASSETS:
  Cash and cash equivalents                                            $      6,215    $      7,988
  Restricted cash                                                            14,736          16,887
  Trade accounts receivable, net of allowance for doubtful
     accounts of $3,502 and $2,036, respectively                             77,889          77,010
  Other current assets                                                        6,821           7,891
  Working capital to be collected on behalf of Real Estate Companies         (7,507)        (12,951)
                                                                       ------------    ------------

                                                                             98,154          96,825

PROPERTY, PLANT, AND EQUIPMENT:
  Land                                                                       18,533          18,442
  Buildings and improvements                                                  2,476           1,517
  Machinery and equipment                                                    44,131          33,127
                                                                       ------------    ------------

                                                                             65,140          53,086

  Less accumulated depreciation                                             (10,722)         (4,230)
                                                                       ------------    ------------

      Property, plant, and equipment, net                                    54,418          48,856

OTHER ASSETS                                                                  9,108           7,831
                                                                       ------------    ------------

                                                                       $    161,680    $    153,512
                                                                       ============    ============

                                                                     (Continued)

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 1999
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                      2000            1999

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                                                $     23,277    $     28,350
  Accrued expenses                                                      43,653          44,570
  Current portion of long-term debt                                        577              --
  Unearned revenue                                                       9,242           9,630
  Due to Real Estate Companies                                          27,074          29,232
                                                                  ------------    ------------

      Total current liabilities                                        103,823         111,782
                                                                  ------------    ------------

LONG-TERM DEBT                                                           6,360              --

DEFERRED RENT OBLIGATIONS TO REAL ESTATE
  COMPANIES                                                             24,411           5,400

STRAIGHT-LINE RENT LIABILITY                                             6,762           3,089

OTHER LIABILITIES                                                        4,111           3,762
                                                                  ------------    ------------

        Total liabilities                                              145,467         124,033

COMMITMENTS

PARTNERS' CAPITAL:
  Partners' capital                                                     48,723          38,723
  Accumulated deficit                                                  (27,680)         (9,244)
  Accumulated other comprehensive loss - minimum pension charge           (830)             --
                                                                  ------------    ------------

Less: capital contribution receivable                                   (4,000)             --
                                                                  ------------    ------------

        Total partners' capital                                         16,213          29,479
                                                                  ------------    ------------

                                                                  $    161,680    $    153,512
                                                                  ============    ============

                                                                     (Concluded)

See notes to consolidated financial statements.

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2000 AND FOR THE PERIOD
FROM MARCH 11, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                          2000            1999

REVENUES                                              $    676,158    $    557,708

OPERATING EXPENSES:
  Cost of operations                                       478,809         399,615
  Rent expense on leases with Real Estate Companies        170,640         135,811
  General and administrative                                35,933          26,542
  Depreciation and amortization                              7,803           4,789
                                                      ------------    ------------

      Total operating expenses                             693,185         566,757
                                                      ------------    ------------

OPERATING LOSS                                             (17,027)         (9,049)

OTHER INCOME (EXPENSE):
  Interest expense                                          (2,136)           (534)
  Other income                                                 727             339
                                                      ------------    ------------

NET LOSS                                              $    (18,436)   $     (9,244)
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

VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2000 AND FOR THE PERIOD FROM
MARCH 11, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                 ACCUMULATED
                                                                                    OTHER
                                                                                 COMPREHENSIVE     CAPITAL
                                                   PARTNERS'     ACCUMULATED    LOSS - MINIMUM   CONTRIBUTION
                                                    CAPITAL        DEFICIT      PENSION CHARGE    RECEIVABLE        TOTAL
                                                  ------------   ------------   --------------   ------------    ------------

Capital contribution                              $     38,723   $         --    $         --    $         --    $     38,723

  Net loss                                                  --         (9,244)             --              --          (9,244)
                                                  ------------   ------------    ------------    ------------    ------------

BALANCE - December 31, 1999                             38,723         (9,244)             --              --          29,479

Capital contribution                                    10,000             --              --          (4,000)          6,000

COMPREHENSIVE LOSS:

  Net loss                                                  --        (18,436)             --              --         (18,436)

  Adjustment for minimum pension liability                  --             --            (830)             --            (830)
                                                  ------------   ------------    ------------    ------------    ------------
                                                                                                                      (19,266)
                                                                                                                 ------------
BALANCE - December 31, 2000                       $     48,723   $    (27,680)   $       (830)   $     (4,000)   $     16,213
                                                  ============   ============    ============    ============    ============


See notes to consolidated financial statements.

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2000 AND FOR THE PERIOD FROM
MARCH 11, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                    2000            1999

OPERATING ACTIVITIES:
  Net loss                                                      $    (18,436)   $     (9,244)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Provision for bad debts                                            1,645           1,685
    Depreciation and amortization                                      7,803           4,789
    Straight lining of rent expense                                    3,673           3,089
    Gain on settlement and curtailment of benefit plan                    --          (1,363)
    Changes in assets and liabilities, net of acquisitions:
      Restricted cash                                                  2,151              --
      Trade accounts receivable                                       (2,524)            239
      Other assets                                                        (9)         (6,420)
      Accounts payable and accrued expenses                           (8,081)         (1,493)
      Due to Real Estate Companies                                    (2,158)         29,232
      Deferred rent obligations                                       19,011           5,400
      Other liabilities                                                  (69)            (11)
                                                                ------------    ------------

        Net cash provided by operating activities                      3,006          25,903

INVESTING ACTIVITIES:
  Purchase of non-real estate assets                                      --         (38,723)
  Additions to property, plant, and equipment                        (12,302)         (9,666)
                                                                ------------    ------------

        Net cash used in investing activities                        (12,302)        (48,389)

FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                             7,014              --
  Repayment of long-term debt                                            (47)             --
  Repayment of due to Real Estate Companies                           (5,444)         (8,249)
  Capital contributions                                                6,000          38,723
                                                                ------------    ------------

        Net cash provided by financing activities                      7,253          30,474
                                                                ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                               (1,773)          7,988

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                  7,988              --
                                                                ------------    ------------

  End of period                                                 $      6,215    $      7,988
                                                                ============    ============


                                                                     (Continued)

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2000 AND FOR THE PERIOD FROM
MARCH 11, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                           2000       1999

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                           $   753   $    331
                                                          =======   ========

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


2.   ORGANIZATION AND BUSINESS

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

     The purchase method of accounting was applied to this acquisition. Approximate fair values assigned to assets and liabilities acquired were as follows:

      (amounts in thousands)

Property, plant, and equipment                  $     43,421
Other assets                                           8,500
                                                ------------
                                                      51,921
Other liabilities                                    (13,198)
                                                ------------

                                                $     38,723
                                                ============

     Results of operations are presented from the date of acquisition in 1999.

4.   ACCRUED EXPENSES

     Detail of accrued expenses as of December 31, 2000 and 1999 is as follows:


(amounts in thousands)                                   2000           1999

Accrued payroll and related expense              $      9,854   $      8,855
Accrued employee retirement and other benefits          7,636          8,521
Accrued workers' compensation                           8,443          7,961
Other accrued expenses                                 17,720         19,233
                                                 ------------   ------------

                                                 $     43,653   $     44,570
                                                 ============   ============

5.   LONG-TERM DEBT

(amounts in thousands)
Promissory Notes, due March 2002                     $      5,000
Promissory Note, payable in equal monthly
  installments through January 2003                         1,937
                                                     ------------

                                                            6,937

  Less: current maturities                                   (577)
                                                     ------------

                                                     $      6,360
                                                     ============


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

      (amounts in thousands)

YEAR ENDED
DECEMBER 31,

                                  REAL ESTATE       OTHER
                                   COMPANIES       LESSORS         TOTAL
                                 ------------   ------------   ------------
2001                             $    137,201   $      8,068   $    145,269
2002                                  137,340          7,001        144,341
2003                                  137,327          5,175        142,502
2004                                  139,729          3,921        143,650
2005                                  138,920          3,538        142,458
Thereafter                          1,157,752          4,026      1,161,778
                                 ------------   ------------   ------------

                                 $  1,848,269   $     31,729   $  1,879,998
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

      Actuarial information regarding the defined benefit pension plans and postretirement benefits other than pensions as of December 31, 2000 and 1999 is as follows:

                                                                            2000
                                                        --------------------------------------------
                                                              PENSION BENEFITS
                                                        ----------------------------
                                                                          NATIONAL         OTHER
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
                                                        ============    ============    ============


Amounts recognized in the consolidated balance sheet
consist of:
  Accrued benefit liability                             $     (7,227)   $         --    $     (2,131)
  Prepaid asset                                                   --           2,178              --
  Intangible asset                                             1,261              --              --
  Accumulated other comprehensive loss                           830              --              --
                                                        ------------    ------------    ------------
Net amount recognized                                   $     (5,136)   $      2,178    $     (2,131)
                                                        ============    ============    ============

Weighted-average assumptions as of December 31, 2000:
Discount rate                                                   7.75%           7.75%           7.50%
Expected return                                                 9.50%           9.50%            N/A
Rate of compensation increase                                   4.00%            N/A             N/A

                                                                                      1999
                                                                   --------------------------------------------
                                                                        PENSION BENEFITS
                                                                   ---------------------------
                                                                                    NATIONAL         OTHER
                                                                    RETIREMENT      SERVICE      POSTRETIREMENT
(amounts in  thousands)                                            INCOME PLAN    RELATED PLAN      BENEFITS
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of period                            $ 33,052       $ 11,653       $  7,150
Service cost                                                            1,297            254            147
Interest cost                                                           2,461            576            346
Actuarial (gain) loss                                                  (3,903)           404           (320)
Curtailments                                                               --             --         (2,735)
Settlements                                                                --             --         (1,940)
Plan transfers                                                          2,930         (2,930)            --
Plan amendments                                                            --             --           (664)
Benefits paid                                                          (2,127)          (606)           (64)
                                                                     --------       --------       --------

Benefit obligation at end of period                                  $ 33,710       $  9,351       $  1,920
                                                                     ========       ========       ========

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of period                     $ 25,693       $ 10,058       $     --
Actual return on plan assets                                            3,364          1,060             --
Employer contributions                                                     --            967             64
Plan transfers                                                          1,844         (1,844)            --
Benefits paid                                                          (2,127)          (606)           (64)
                                                                     --------       --------       --------

Fair value of plan assets at end of period                           $ 28,774       $  9,635       $     --
                                                                     ========       ========       ========

Funded status                                                        $ (4,936)           285       $ (1,920)
Unrecognized actuarial (gain) loss                                     (1,809)         1,409             (2)
Unrecognized prior service cost                                         1,338            157           (648)
                                                                     --------       --------       --------
(Accrued) prepaid benefit cost                                       $ (5,407)      $  1,851       $ (2,570)
                                                                     ========       ========       ========


Amounts recognized in the consolidated balance sheet consist of:
  Accrued benefit liability                                          $ (5,407)      $     --       $ (2,570)
  Prepaid asset                                                            --          1,851             --
                                                                     --------       --------       --------
Net amount recognized                                                $ (5,407)      $  1,851       $ (2,570)
                                                                     ========       ========       ========

Weighted-average assumptions as of December 31, 1999:
Discount rate                                                            7.75%          7.75%          7.75%
Expected return                                                          9.50%          9.50%           N/A
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


ARTHUR ANDERSEN LLP

Houston, Texas
January 15, 2001

              THE WOODLANDS OPERATING COMPANY, L.P. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                2000            1999
                                                              --------        --------
ASSETS
Cash and cash equivalents .............................       $  3,817        $  1,677
Trade receivables, net of allowance for doubtful
      accounts of $295 and $302 .......................          6,071           6,839
Inventory .............................................          1,217           1,046
Prepaid and other current assets ......................            432             264
Property and equipment, at cost less accumulated
    depreciation of $1,172 and $673 ...................          2,430           2,109
Other assets ..........................................            738           1,200
                                                              --------        --------
                                                              $ 14,705        $ 13,135
                                                              ========        ========

LIABILITIES AND EQUITY
Liabilities
    Accounts payable ..................................       $ 10,857        $  8,113
    Accrued liabilities ...............................          2,636           2,273
    Deferred revenue ..................................          7,045           5,300
    Other liabilities .................................            336             468
                                                              --------        --------
                                                                20,874          16,154

Commitments and contingencies (Note 2)

Partners' deficit (Note 3) ............................         (6,169)         (3,019)
                                                              --------        --------
                                                              $ 14,705        $ 13,135
                                                              ========        ========

              THE WOODLANDS OPERATING COMPANY, L.P. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                2000            1999            1998
                                                              --------        --------        --------
REVENUES
    Conference Center and Country Club operations .....       $ 53,355        $ 47,945        $ 47,609
    Management fees and other .........................         29,394          26,690          27,151
                                                              --------        --------        --------
                                                                82,749          74,635          74,760
                                                              --------        --------        --------

OPERATING EXPENSES
    Conference Center and Country Club operations .....         52,166          47,325          46,162
    Operating, general and administrative .............         26,712          24,531          25,246
DEPRECIATION AND AMORTIZATION .........................          1,035             863             751
                                                              --------        --------        --------
                                                                79,913          72,719          72,159
                                                              --------        --------        --------

OPERATING EARNINGS ....................................          2,836           1,916           2,601

OTHER INCOME ..........................................            (14)            (28)            (37)
                                                              --------        --------        --------

NET EARNINGS ..........................................       $  2,850        $  1,944        $  2,638
                                                              ========        ========        ========

              THE WOODLANDS OPERATING COMPANY, L.P. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                           WOCOI         MS/TWC
                                         Investment       Joint         MS/TWC,
                                          Company        Venture          Inc.          Total
                                         ----------      -------        -------        -------
Balance, December 31, 1997 ........       $   594        $   790        $    15        $ 1,399
Distributions .....................        (2,550)        (3,390)           (60)        (6,000)
Earnings ..........................         1,121          1,491             26          2,638
                                          -------        -------        -------        -------
Balance, December 31, 1998 ........          (835)        (1,109)           (19)        (1,963)
Distributions .....................        (1,275)        (1,695)           (30)        (3,000)
Earnings ..........................           826          1,098             20          1,944
                                          -------        -------        -------        -------
Balance, December 31, 1999 ........        (1,284)        (1,706)           (29)        (3,019)
Distributions .....................        (3,266)        (2,679)           (55)        (6,000)
Earnings ..........................         1,927            900             23          2,850
                                          -------        -------        -------        -------
Balance, December 31, 2000 ........       $(2,623)       $(3,485)       $   (61)       $(6,169)
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


ARTHUR ANDERSEN LLP

Houston, Texas
January 15, 2001

           THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                              2000           1999
                                                            --------       --------
ASSETS
Cash and cash equivalents ...........................       $ 10,739       $    486
Trade receivables ...................................            989            465
Inventory ...........................................             56             36
Prepaid and other current assets ....................          2,072            727
Notes and contracts receivable (Notes 2 and 10) .....         30,471         35,787
Real estate (Notes 3 and 4) .........................        395,940        375,663
Other assets ........................................          4,342          4,391
                                                            --------       --------
                                                            $444,609       $417,555
                                                            ========       ========

LIABILITIES AND EQUITY
Liabilities
    Accounts payable ................................       $ 27,935       $ 19,264
    Accrued liabilities .............................          3,598          3,148
    Credit facility (Notes 5 and 10) ................        217,000        237,000
    Other debt (Notes 5 and 10) .....................         38,356          3,285
    Deferred revenue ................................          6,272          1,603
    Other liabilities ...............................          7,128          8,250
    Note payable to affiliated company (Note 8) .....         15,880         23,303
    Notes payable to partners (Notes 6 and 10) ......         25,000         25,000
                                                            --------       --------
                                                             341,169        320,853

Commitments and contingencies (Notes 4 and 7)

Partners' equity (Note 9) ...........................        103,440         96,702
                                                            --------       --------
                                                            $444,609       $417,555
                                                            ========       ========

           THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


                                                                2000             1999             1998
                                                              ---------        ---------        ---------
REVENUES
Residential lot sales .................................       $ 127,435        $  92,904        $  77,824
Commercial land sales .................................          39,486           24,820           43,778
Other (Notes 3 and 4) .................................           9,963           13,135           10,349
                                                              ---------        ---------        ---------
                                                                176,884          130,859          131,951
                                                              ---------        ---------        ---------
COSTS AND EXPENSES
Residential lot cost of sales .........................          64,269           51,352           45,203
Commercial land cost of sales .........................          15,411           10,024           17,533
Operating expenses (Note 8) ...........................          25,249           18,705           19,471
Depreciation and amortization .........................           1,267              753              464
                                                              ---------        ---------        ---------
                                                                106,196           80,834           82,671
                                                              ---------        ---------        ---------

OPERATING EARNINGS ....................................          70,688           50,025           49,280
                                                              ---------        ---------        ---------

OTHER (INCOME) EXPENSE
Interest expense (Notes 5, 6 and 8) ...................          29,424           23,833           24,000
Interest capitalized ..................................         (26,438)         (21,659)         (22,106)
Amortization of debt costs ............................           1,083            1,211            1,243
Other .................................................             149              226              329
                                                              ---------        ---------        ---------
                                                                  4,218            3,611            3,466
                                                              ---------        ---------        ---------

EARNINGS BEFORE EXTRAORDINARY CHARGE AND CUMULATIVE
    EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE ........          66,470           46,414           45,814

EXTRAORDINARY CHARGE (Note 5) .........................              --              883               --

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
    PRINCIPLE (Note 11) ...............................              --               --              639
                                                              ---------        ---------        ---------

NET EARNINGS ..........................................       $  66,470        $  45,531        $  45,175
                                                              =========        =========        =========

           THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                            The
                                          Woodlands         MS/TWC
                                            Land             Joint           MS/TWC,
                                        Company, Inc.       Venture            Inc.            Total
                                        -------------      ---------        ---------        ---------
Balance, December 31, 1997 ........       $  31,405        $  41,748        $     739        $  73,892
Contributions .....................           2,575            3,423               60            6,058
Distributions .....................         (15,299)         (20,338)            (360)         (35,997)
Net earnings ......................          19,199           25,524              452           45,175
                                          ---------        ---------        ---------        ---------
Balance, December 31, 1998 ........          37,880           50,357              891           89,128
Contributions .....................           2,550            3,390               60            6,000
Distributions .....................         (18,682)         (24,836)            (439)         (43,957)
Net earnings ......................          19,351           25,725              455           45,531
                                          ---------        ---------        ---------        ---------
Balance, December 31, 1999 ........          41,099           54,636              967           96,702
Contributions .....................           2,550            3,390               60            6,000
Distributions .....................         (27,947)         (37,129)            (656)         (65,732)
Net earnings ......................          28,260           37,547              663           66,470
                                          ---------        ---------        ---------        ---------
Balance, December 31, 2000 ........       $  43,962        $  58,444        $   1,034        $ 103,440
                                          =========        =========        =========        =========

           THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                           2000             1999             1998
                                                                        ---------        ---------        ---------
OPERATING ACTIVITIES
Net earnings ....................................................       $  66,470        $  45,531        $  45,175
Adjustments to reconcile net earnings to
    cash provided by operating activities
      Cost of land sold .........................................          79,680           61,376           62,736
      Depreciation and amortization .............................           1,267              753              464
      Gain on sale of property ..................................              --           (4,239)            (699)
      Partnership distributions greater (less) than earnings ....             184              365              (61)
      (Increase) decrease in notes and contracts receivable
                                                                            5,316           (5,747)          (9,108)
      Other .....................................................           5,301            4,750           (4,697)
                                                                        ---------        ---------        ---------
                                                                          158,218          102,789           93,810
      Land development capital expenditures .....................         (58,060)         (71,969)         (50,035)
      Changes in operating assets and liabilities
        Trade receivables, inventory and prepaid assets .........          (1,889)          (1,075)               1
        Other assets ............................................              49           (2,383)           1,855
        Accounts payable and accrued liabilities ................           9,610            7,153           (1,118)
                                                                        ---------        ---------        ---------
Cash provided by operating activities ...........................         107,928           34,515           44,513
                                                                        ---------        ---------        ---------

INVESTING ACTIVITIES
Capital expenditures ............................................         (45,591)              --               --
Acquisition of commercial property ..............................              --               --          (10,100)
Proceeds from sale of property ..................................              --            5,398            4,819
                                                                        ---------        ---------        ---------
Cash provided by (used for) investing activities ................         (45,591)           5,398           (5,281)
                                                                        ---------        ---------        ---------

FINANCING ACTIVITIES
Contributions from partners .....................................           6,000            6,000            6,058
Distributions to partners .......................................         (65,732)         (43,957)         (35,997)
Debt borrowings .................................................           3,513          252,438            3,263
Debt repayments .................................................         (20,169)        (251,308)         (30,250)
Repayment of affiliated company note ............................          (7,423)          (2,697)              --
Subsidiary debt financing .......................................          31,727               --               --
                                                                        ---------        ---------        ---------
Cash used for financing activities ..............................         (52,084)         (39,524)         (56,926)
                                                                        ---------        ---------        ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................          10,253              389          (17,694)
CASH AND CASH EQUIVALENTS, beginning of year ....................             486               97           17,791
                                                                        ---------        ---------        ---------

CASH AND CASH EQUIVALENTS, end of year ..........................       $  10,739        $     486        $      97
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

(3) REAL ESTATE

         The following is a summary of real estate at December 31, 2000 and 1999 (in thousands):

                                             2000             1999
                                          ---------        ---------
Land ..............................       $ 320,110        $ 344,140
Commercial properties .............          68,811           27,285
Equity investments (Note 4) .......           8,406            1,682
Other assets ......................             453            3,579
                                          ---------        ---------
                                            397,780          376,686
Accumulated depreciation ..........          (1,840)          (1,023)
                                          ---------        ---------
                                          $ 395,940        $ 375,663
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

(4) EQUITY INVESTMENTS

         During 2000, Woodlands Development's principal partnership and corporation interests included the following:


                                                                        Ownership           Nature of Operations
                                                                        ---------           --------------------
Sterling Ridge Retail 2000 (completed December 2000)..............         50%       Retail property in The Woodlands
Stewart Title of Montgomery County, Inc. .........................         50%       Title company

         Woodlands Development's net investment in these entities is included in the real estate caption on the balance sheets and its share of these entities' pretax earnings is included in other revenues on the statements of earnings. A summary of the net investment as of December 31, 2000 and the share of pre-tax earnings for the year then ended follows (in thousands):

                                                                  Equity in Pre-Tax
                                                  Net Investment       Earnings
                                                  --------------  -----------------
Sterling Ridge Retail 2000 ....................       $6,953            $   --
Stewart Title of Montgomery County, Inc. ......        1,368               555
Other .........................................           85              (130)
                                                      ------            ------
                                                      $8,406            $  425
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

         Summarized financial statement information for partnerships and a corporation in which Woodlands Development has an ownership interest at December 31, 2000 and for the year then ended follows (in thousands):

Assets ..........................................................       $19,308
Debt payable to third parties
   Woodlands Development's proportionate share (nonrecourse) ....         1,837
   Other parties' proportionate share ...........................         1,836
Accounts payable and deferred credits ...........................         1,275
Owners' equity ..................................................        14,360

Revenues ........................................................       $ 4,938
Operating earnings ..............................................         1,912
Pre-tax earnings ................................................         1,597
Woodlands Development's proportionate share
      of pre-tax earnings .......................................           425

(5) DEBT

         A summary of Woodlands Development's outstanding debt at December 31, 2000 and 1999 follows (in thousands):

                                                 2000           1999
                                               --------       --------
Bank credit agreement ..................       $217,000       $237,000
Subsidiary's credit agreement ..........         31,727             --
Mortgages payable, at an average
interest rate of 8.4% ..................          6,629          3,285
                                               --------       --------
                                               $255,356       $240,285
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

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts and estimated fair values of Woodlands Development's financial instruments as of December 31, 2000 follows (in thousands):

                                                              Carrying      Estimated Fair
                                                              Amounts           Values
                                                              --------      --------------
Notes and contracts receivable.............................   $ 30,471         $ 30,471
Note payable to affiliated company.........................     15,880           15,880
Debt ......................................................    255,356          255,175
Notes payable to partners..................................     25,000           31,524

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

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    CRESCENT OPERATING, INC. (PARENT COMPANY)

                            CONDENSED BALANCE SHEETS
                             (Amounts in thousands)


                                                               December 31, 2001     December 31, 2000
                                                               -----------------     -----------------
                                                ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $     383             $     760
  Accounts receivable                                                 10,606                   641
  Intercompany                                                        13,737                13,608
  Prepaid expenses and other current assets                               10                   601
                                                                   ---------             ---------
      Total current assets                                            24,736                15,610
                                                                   ---------             ---------

PROPERTY AND EQUIPMENT, NET                                               56                    66

INVESTMENTS                                                          (42,712)               43,959

OTHER ASSETS                                                          19,461                 5,548
                                                                   ---------             ---------

TOTAL ASSETS                                                       $   1,541             $  65,183
                                                                   =========             =========


                            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $   1,133             $   1,086
  Accounts payable and accrued expenses - CEI                          6,968                 6,849
  Current portion of long-term debt - CEI                             69,041                 8,578
  Current portion of long-term debt                                   16,997                16,033
                                                                   ---------             ---------
      Total current liabilities                                       94,139                32,546

LONG-TERM DEBT, NET OF CURRENT PORTION                                   790                56,170

                                                                   ---------             ---------
      Total liabilities                                               94,929                88,716
                                                                   ---------             ---------


SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.01 par value, 10,000 shares authorized,              --                    --
    no shares issued or outstanding
  Common stock, $.01 par value, 22,500 shares authorized,                115                   114
    11,443 and 11,415 shares issued, respectively
  Additional paid-in capital                                          17,781                17,754
  Deferred compensation on restricted shares                              --                  (177)
  Accumulated comprehensive income (loss)                             (1,436)               (9,509)
  Accumulated deficit                                               (105,542)              (27,409)
  Treasury Stock at cost, 1,103 shares                                (4,306)               (4,306)
                                                                   ---------             ---------
      Total shareholders' equity (deficit)                           (93,388)              (23,533)
                                                                   ---------             ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)               $   1,541             $  65,183
                                                                   =========             =========

          See accompanying notes to the condensed financial statements.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    CRESCENT OPERATING, INC. (PARENT COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                             (Amounts in thousands)


                                                          For the               For the                For the
                                                        Year Ended            Year Ended             Year Ended
                                                     December 31, 2001     December 31, 2000      December 31, 1999
                                                     -----------------     -----------------      -----------------
COSTS AND EXPENSES
  General and administrative expenses                   $  6,947               $  4,197               $  2,602
  Interest expense                                         9,070                  8,427                  8,429
  Interest income                                             46                   (416)                  (391)
  Other                                                       (3)                     2                     --
                                                        --------               --------               --------

     Total costs and expenses                             16,060                 12,210                 10,640

INVESTMENT INCOME                                             --                  2,667                  1,890

EQUITY IN (LOSS) EARNINGS OF UNCONSOLIDATED
  SUBSIDIARIES                                           (58,218)                 1,425                 (2,098)
                                                        --------               --------               --------

LOSS BEFORE INCOME TAXES,                                (74,278)                (8,118)               (10,848)
  MINORITY INTERESTS AND ACCOUNTING CHANGE

INCOME TAX BENEFIT                                        (5,654)                (4,428)                (8,153)
                                                        --------               --------               --------

LOSS BEFORE ACCOUNTING CHANGE                            (68,624)                (3,690)                (2,695)

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                                 (9,509)                    --                     --
                                                        --------               --------               --------

NET LOSS                                                $(78,133)              $ (3,690)              $ (2,695)
                                                        ========               ========               ========



          See accompanying notes to the condensed financial statements.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    CRESCENT OPERATING, INC. (PARENT COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


                                                                             For the              For the            For the
                                                                           Year Ended           Year Ended         Year Ended
                                                                        December 31, 2001    December 31, 2000  December 31, 1999
                                                                        -----------------    -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $(78,133)            $ (3,690)            $ (2,695)
  Adjustments to reconcile net loss
    to net cash provided by (used in) operating activities:
    Depreciation                                                                  27                   32                   22
    Amortization                                                                (103)                (103)                (155)
    Intercompany                                                                (129)              (6,538)              (1,942)
    Loss on sale of equipment                                                      2                    4                    2
    Gain on sale of investments                                                   --                 (722)              (1,963)
    Investment (income) loss                                                  60,631               (3,370)               2,171
    Impairment of assets                                                          --                   --                   --
    Change in accounting method                                                9,509                   --                   --
    Deferred compensation                                                        205                   60                   53
    Deferred taxes                                                            (5,355)               1,744               (6,909)
    Changes in assets and liabilities, net of effects of acquisitions:
      Accounts receivable                                                     (9,965)                (996)                (127)
      Prepaid expenses and current assets                                        591                 (511)                 634
      Other assets                                                            (2,703)                 101                  (27)
      Accounts payable and accrued expenses                                       47                1,240                 (315)
      Accounts payable and accrued expenses - CEI                                119                4,771                  480
                                                                            --------             --------             --------
        Net cash provided by (used in) operating activities                  (25,257)              (7,978)             (10,771)
                                                                            --------             --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business interests - net of cash acquired                        --                   --              (15,489)
  Purchases of property and equipment                                            (19)                 (36)                 (51)
  Proceeds from sale of property and equipment                                    --                4,060                   --
  Proceeds from sale of investments                                               --                   --               22,691
  Net distribution from investments                                           18,852                7,028                7,097
                                                                            --------             --------             --------
        Net cash provided by (used in) investing activities                   18,833               11,052               14,248
                                                                            --------             --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of long-term debt - CEI                                             7,842                1,675               37,628
  Payments of long-term debt - CEI                                                --                   --              (39,480)
  Payments of long-term debt                                                  (1,795)              (2,673)              (5,942)
  Other                                                                           --                   --                    7
                                                                            --------             --------             --------
        Net cash provided by (used in) financing activities                    6,047                 (998)              (7,787)
                                                                            --------             --------             --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (377)               2,075               (4,310)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                            760               (1,316)               2,994
                                                                            --------             --------             --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                             $    383             $    760             $ (1,316)
                                                                            ========             ========             ========


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

                                 EXHIBIT INDEX

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

10.120            Third Amendment to Credit and Security Agreement effective
                  January 31, 2001, between Crescent Real Estate Equities
                  Limited Partnership and Crescent Operating, Inc. relating to
                  $9.0 million Credit and Security Agreement effective September
                  21, 1998 (filed as Exhibit 10.120 to March 31, 2001 Form 10-Q and incorporated by reference herein)

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

10.124            Fourth Amendment to Credit and Security Agreement effective
                  February 15, 2001, between Crescent Real Estate Equities
                  Limited Partnership and Crescent Operating, Inc. relating to
                  $9.0 million Credit and Security Agreement effective September
                  21, 1998 (filed as Exhibit 10.124 to March 31, 2001 Form 10-Q and incorporated by reference herein)

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

10.128            Fifth Amendment to Credit and Security Agreement effective
                  March 5, 2001, between Crescent Real Estate Equities Limited
                  Partnership and Crescent Operating, Inc. relating to $9.0 million Credit and Security Agreement effective September 21,
                  1998 (filed as Exhibit 10.128 to March 31, 2001 Form 10-Q and incorporated by reference herein)

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

10.132            Fifth Amendment to Credit and Security Agreement effective
                  June 28, 2001, between Crescent Real Estate Equities Limited
                  Partnership and Crescent Operating, Inc. relating to $19.5 million Credit and Security Agreement effective March 11, 1999
                  (filed herewith)

10.133            Sixth Amendment to Credit and Security Agreement effective
                  June 28, 2001, between Crescent Real Estate Equities Limited
                  Partnership and Crescent Operating, Inc. relating to $9.0 million Credit and Security Agreement effective September 21,
                  1998 (filed herewith)

10.134            Eighth Amendment to Line of Credit Credit and Security
                  Agreement effective June 28, 2001, between Crescent Real
                  Estate Equities Limited Partnership and Crescent Operating,
                  Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed herewith)

10.135            Eighth Amendment to Amended and Restated Credit and Security
                  Agreement effective June 28, 2001, between Crescent Real
                  Estate Equities Limited Partnership and Crescent Operating,
                  Inc. relating to Amended and Restated Credit and Security
                  Agreement effective May 21, 1997 (filed herewith)

10.136            Sixth Amendment to Credit and Security Agreement effective
                  October 31, 2001, between Crescent Real Estate Equities
                  Limited Partnership and Crescent Operating, Inc. relating to
                  $19.5 million Credit and Security Agreement effective March
                  11, 1999 (filed herewith)

10.137            Seventh Amendment to Credit and Security Agreement effective
                  October 31, 2001, between Crescent Real Estate Equities
                  Limited Partnership and Crescent Operating, Inc. relating to
                  $9.0 million Credit and Security Agreement effective September
                  21, 1998 (filed herewith)


10.138            Ninth Amendment to Line of Credit Credit and Security
                  Agreement effective October 31, 2001, between Crescent Real
                  Estate Equities Limited Partnership and Crescent Operating,
                  Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed herewith)

10.139            Ninth Amendment to Amended and Restated Credit and Security
                  Agreement effective October 31, 2001, between Crescent Real
                  Estate Equities Limited Partnership and Crescent Operating,
                  Inc. relating to Amended and Restated Credit and Security
                  Agreement effective May 21, 1997 (filed herewith)

10.140            Agreement for the Purchase and Sale of Assets and Stock dated
                  June 28, 2001 by and among Crescent Real Estate Equities
                  Limited Partnership and Crescent Operating, Inc., Rosestar
                  Management LLC, Canyon Ranch Leasing, L.L.C., Wine Country
                  Hotel, LLC, Rosestar Southwest, LLC, COI Hotel Group, Inc. and
                  COPI Colorado, LP (filed as Annex A to Proxy Statement for
                  2001 Annual Meeting of Shareholders and incorporated by reference herein)

10.141 Amended and Restated Securities Purchase Agreement, made and entered into as of June 28, 2001, amended and restated as of October 31, 2001 by and among Crescent Machinery Company,
                  L.P., Crescent Machinery Holdings, L.P., CMC GP, LLC, Crescent
                  Machinery Company, Crescent Operating, Inc., COPI Colorado,
                  LP, CRE Equipment Holdings, LLC, Crescent Real Estate Equities
                  Limited Partnership, and SunTX CMLP, Inc. (filed as Annex E to
                  Proxy Statement for 2001 Annual Meeting of Shareholders and incorporated by reference herein)

10.142            Third Amendment to Credit Agreement effective as of August 27,
                  2001, among Crescent Operating, Inc., Bank of America, N.A.
                  (formerly NationsBank, N.A.), and the Support Parties identified therein (filed herewith)

10.143            Fourth Amendment to Credit Agreement effective as of November
                  27, 2001, among Crescent Operating, Inc., Bank of America,
                  N.A. (formerly NationsBank, N.A.), and the Support Parties identified therein, together with related $15.0 million promissory note (filed herewith)

10.144            Fifth Amendment to Credit Agreement effective as of December
                  31, 2001, among Crescent Operating, Inc., Bank of America,
                  N.A. (formerly NationsBank, N.A.), and the Support Parties identified therein, together with related $15.0 million promissory note, modified and extended as of December 31, 2001
                  (filed herewith)

10.145            Assignment/Pledge (Security Agreement) effective as of
                  December 31, 2001 by Crescent Operating to Bank of America,
                  N.A. (formerly NationsBank, N.A.) (filed herewith)


21                List of Subsidiaries of Crescent Operating, Inc.

23.1              Consent of Ernst & Young LLP

23.2              Consent of Deloitte & Touche LLP

23.3              Consent of Arthur Andersen LLP - Denver

23.4              Consent of Arthur Andersen LLP - Houston

99                Letter to Securities and Exchange Commission