Form 10-Q
period 2002-03-31
CRESCENT OPERATING INC
filed 2002-06-10
CIK 1035426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-22725


                            CRESCENT OPERATING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                          75-2701931
----------------------------------------           ----------------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer Identification No.)
    incorporation or organization)

    777 Taylor Street, Suite 1050
           Fort Worth, Texas                                          76102
----------------------------------------           ----------------------------------------
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

                                 YES [X] NO [ ]

Number of shares of Common Stock, $0.01 par value, outstanding as of May 31, 2002: 10,828,497

                            CRESCENT OPERATING, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

                                                                                                              Page
                                                                                                              ----
Item 1.       Financial Statements:

              Consolidated Balance Sheets (Unaudited)..........................................................3

              Consolidated Statements of Operations (Unaudited)................................................4

              Consolidated Statement of Changes in Shareholders' Deficit (Unaudited)...........................5

              Consolidated Statements of Cash Flows (Unaudited)................................................6

              Notes to Consolidated Financial Statements (Unaudited)...........................................7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations...........17

Item 3.       Quantitative and Qualitative Disclosures About Market Risk......................................29

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings...............................................................................29

Item 2.       Change in Securities and Use of Proceeds........................................................30

Item 3.       Defaults Upon Senior Securities.................................................................30

Item 4.       Submission of Matters to a Vote of Security Holders.............................................31

Item 5.       Other Information...............................................................................31

Item 6.       Exhibits and Reports on Form 8-K................................................................31

                            CRESCENT OPERATING, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (AMOUNTS IN THOUSANDS, UNAUDITED)


                                                                             March 31, 2002   December 31, 2001
                                                                             --------------   -----------------
                                                                                                 (See Note 1)

                                   ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                    $     4,907      $       492
  Accounts receivable, net                                                          11,915           14,581
  Inventories                                                                       13,552           18,965
  Notes receivable                                                                      57               58
  Prepaid expenses and other current assets                                          1,076            1,875
  Current assets to be transferred pursuant to Settlement Agreement                     --           94,161
                                                                               -----------      -----------
     Total current assets                                                           31,507          130,132
                                                                               -----------      -----------

PROPERTY AND EQUIPMENT, NET                                                         56,933           70,094

INVESTMENTS                                                                          3,581            4,833

OTHER ASSETS
  Deferred tax assets                                                                7,521           24,715
  Other assets                                                                         124              636
  Long-term assets to be transferred pursuant to Settlement Agreement                   --          714,994
                                                                               -----------      -----------
     Total other assets                                                              7,645          740,345
                                                                               -----------      -----------

TOTAL ASSETS                                                                   $    99,666      $   945,404
                                                                               ===========      ===========

                    LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                        $    15,343      $    15,525
  Accounts payable and accrued expenses - CEI                                       31,758           48,875
  Current portion of long-term debt - CEI                                           33,753           69,634
  Current portion of long-term debt                                                 86,074          101,870
  Deferred revenue                                                                     436              641
  Current liabilities to be transferred pursuant to Settlement Agreement                --          553,212
                                                                               -----------      -----------
     Total current liabilities                                                     167,364          789,757

LONG-TERM DEBT - CEI, NET OF CURRENT PORTION                                         1,254              549

LONG-TERM DEBT, NET OF CURRENT PORTION                                                  --              790

LONG-TERM LIABILITIES TO BE LIQUIDATED PURSUANT TO SETTLEMENT AGREEMENT                 --           88,807
                                                                               -----------      -----------

     Total liabilities                                                             168,618          879,903
                                                                               -----------      -----------

MINORITY INTERESTS TO BE TRANSFERRED PURSUANT TO SETTLEMENT AGREEMENT                   --          158,889

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, $.01 par value, 10,000 shares authorized,
        no shares issued or outstanding                                                 --               --
Common stock, $.01 par value, 22,500 shares authorized,
      11,490 shares issued                                                             115              115
Additional paid-in capital                                                          17,781           17,781
Accumulated other comprehensive loss                                                (1,436)          (1,436)
Accumulated deficit                                                                (82,828)        (105,542)
Treasury stock at cost, 662 and 1,103 shares, respectively                          (2,584)          (4,306)
                                                                               -----------      -----------
     Total shareholders' deficit                                                   (68,952)         (93,388)
                                                                               -----------      -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                    $    99,666      $   945,404
                                                                               ===========      ===========


         See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)


                                                                       For the                 For the
                                                                  Three Months Ended     Three Months Ended
                                                                     March 31, 2002        March 31, 2001
                                                                  ------------------     ------------------
                                                                                             (See Note 1)
 REVENUES
 Equipment sales & leasing                                            $     15,929           $     29,540
                                                                      ------------           ------------

       Total revenues                                                       15,929                 29,540
                                                                      ------------           ------------

 OPERATING EXPENSES
 Equipment sales & leasing                                                  19,005                 30,820
 Corporate general and administrative                                        1,245                    455
 Impairment of assets                                                           34                     --
                                                                      ------------           ------------

 Total operating expenses                                                   20,284                 31,275
                                                                      ------------           ------------

 LOSS FROM OPERATIONS                                                       (4,355)                (1,735)

 INVESTMENT (LOSS) INCOME                                                     (546)                 4,421

 EQUITY IN LOSS OF
 UNCONSOLIDATED SUBSIDIARIES                                                  (706)                (1,341)

 OTHER EXPENSE (INCOME)
 Interest expense                                                            2,331                  4,578
 Interest income                                                                (4)                    --
 Other                                                                         282                     94
                                                                      ------------           ------------

 Total other expense                                                         2,609                  4,672
                                                                      ------------           ------------

 LOSS FROM OPERATIONS BEFORE INCOME TAXES                                   (8,216)                (3,327)

 INCOME TAX BENEFIT                                                         (1,358)                (3,040)
                                                                      ------------           ------------

 LOSS FROM CONTINUING OPERATIONS                                            (6,858)                  (287)

 DISCONTINUED OPERATIONS (NOTE 3)
 INCOME FROM OPERATIONS OF DISCONTINUED
 HOSPITALITY  AND LAND DEVELOPMENT SEGMENTS
 (LESS APPLICABLE INCOME TAX EXPENSE OF $2,507 AND $856 AND
  MINORITY INTERESTS OF $1,897 AND $2,088)                                   3,279                    676

 GAIN ON  DISPOSAL OF HOSPITALITY AND LAND DEVELOPMENT
 SEGMENTS (LESS APPLICABLE INCOME TAX EXPENSE
 OF $17,529)                                                                26,293                     --
                                                                      ------------           ------------

 INCOME FROM DISCONTINUED OPERATIONS                                        29,572                    676

 INCOME BEFORE ACCOUNTING CHANGE                                            22,714                    389

 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                            --                 (9,509)
                                                                      ------------           ------------

 NET INCOME (LOSS)                                                    $     22,714           $     (9,120)
                                                                      ============           ============

 BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

 Loss before discontinued operations and accounting change            $      (0.66)          $      (0.03)
 Discontinued operations                                                      2.85                   0.07
 Change in accounting principle                                                 --                  (0.92)
                                                                      ------------           ------------

    Net earnings (loss) per share                                     $       2.19           $      (0.88)
                                                                      ============           ============


         See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                        (AMOUNTS IN THOUSANDS, UNAUDITED)



                                         Common stock                 Treasury stock           Additional
                                 ---------------------------   ----------------------------      paid-in
                                    Shares          Amount        Shares          Amount         capital
                                 ------------   ------------   ------------    ------------    ------------
DECEMBER 31, 2001                      11,490   $        115         (1,103)   $     (4,306)   $     17,781

Comprehensive income (loss):

     Net income                            --             --             --              --              --


Comprehensive income (loss)

Issuance of treasury stock                 --             --            441           1,722              --
                                 ------------   ------------   ------------    ------------    ------------
MARCH 31, 2002                         11,490   $        115           (662)   $     (2,584)   $     17,781
                                 ============   ============   ============    ============    ============

                                  Accumulated
                                    other
                                 comprehensive    Accumulated
                                 income (loss)      deficit          Total
                                 -------------   ------------    ------------
DECEMBER 31, 2001                $     (1,436)   $   (105,542)   $    (93,388)

Comprehensive income (loss):

     Net income                            --          22,714          22,714
                                                                 ------------

Comprehensive income (loss)                                            22,714

Issuance of treasury stock                 --              --           1,722
                                 ------------    ------------    ------------
MARCH 31, 2002                   $     (1,436)   $    (82,828)   $    (68,952)
                                 ============    ============    ============

 See accompanying notes to the consolidated financial statements.

                        CRESCENT OPERATING, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (AMOUNTS IN THOUSANDS, UNAUDITED)


                                                                                            For the                 For the
                                                                                       Three Months Ended      Three Months Ended
                                                                                         March 31, 2002          March 31, 2001
                                                                                       -------------------     ------------------
                                                                                                                  (See Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                         $ 22,714              $ (9,120)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating activities:
       Depreciation                                                                             3,277                 4,705
       Amortization                                                                                --                   126
       Provision for deferred income taxes                                                     17,194                (6,512)
       Equity in loss of unconsolidated subsidiaries                                              706                 1,341
       Investment loss (income) of Magellan warrants                                              546                (4,421)
       Impairment of assets                                                                        34                    --
       Cumulative effect of change in accounting principle                                         --                 9,509
       Minority interests                                                                       1,897                 2,088
       Gain on sale of property and equipment                                                    (185)                 (388)
       Gain on discontinued operations                                                        (43,822)                   --
       Net current assets (liabilities) of discontinued operations                               (795)              (30,878)
       Changes in assets and liabilities, net of effects from transfers:
           Accounts receivable                                                                 10,473                 2,519
           Inventories                                                                          5,883                 2,041
           Prepaid expenses and current assets                                                   (346)                 (576)
           Other assets                                                                        (1,587)                  (32)
           Accounts payable and accrued expenses                                                   (2)                 (665)
           Accounts payable and accrued expenses - CEI                                          1,348                 1,686
           Deferred revenue, current and noncurrent                                              (205)                 (234)
           Other liabilities                                                                       --                    (7)
                                                                                             --------              --------
                Net cash provided by (used in) operating activities                            17,130               (28,818)
                                                                                             --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Disposition of business interests, net of cash surrendered                                  (15,792)                   --
  Purchases of property and equipment                                                             (31)               (5,229)
  Proceeds from sale of property and equipment                                                  2,329                 3,276
  Net investing activities of discontinued operations                                             (81)              (16,328)
                                                                                             --------              --------
                Net cash used in investing activities                                         (13,575)              (18,281)
                                                                                             --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of long-term debt                                                                    1,626                10,550
  Payments on long-term debt                                                                  (16,054)              (21,309)
  Proceeds of long-term debt - CEI                                                              2,004                    --
  Net financing activities of discontinued operations                                             (87)               40,923
                                                                                             --------              --------
                Net cash (used in) provided by financing activities                           (12,511)               30,164
                                                                                             --------              --------

NET DECREASE  IN CASH AND CASH EQUIVALENTS                                                     (8,956)              (16,935)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                                          13,863                62,078
                                                                                             --------              --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $  4,907              $ 45,143
                                                                                             ========              ========

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING
AND FINANCING ACTIVITIES
  Accounts receivable for property and equipment returned
  to vendor                                                                                  $ (7,640)             $     --
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

                            CRESCENT OPERATING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. ORGANIZATION AND BASIS OF PRESENTATION:

Crescent Operating, Inc. was formed on April 1, 1997 by Crescent Real Estate Equities Company ("CEI", "Crescent Real Estate" or "Crescent Equities") and its subsidiary Crescent Real Estate Equities Limited Partnership ("Crescent Partnership"). Effective June 12, 1997, CEI distributed shares of Crescent Operating, Inc. common stock to shareholders of CEI and unit holders of Crescent Partnership of record on May 30, 1997.

Crescent Operating, Inc. ("Crescent Operating" or the "Company") is a diversified management company that, through various subsidiaries and affiliates (collectively with Crescent Operating), operates primarily in two business segments: Equipment Sales and Leasing and Temperature Controlled Logistics. Prior to February 14, 2002 the Company operated two other business segments:
Hospitality, and Land Development. Crescent Operating's segments either do or have done business throughout the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes of the Company for the fiscal year ended December 31, 2001 included in the Company's Form 10-K, as well as, in conjunction with the Company's previously filed Form 10-Qs. The Company's consolidated financial statements included in its 2001 Annual Report on Form 10-K included an auditors report which expressed substantial doubt about the Company's ability to continue to operate as a going concern. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated unaudited interim financial statements have been included and all significant intercompany balances and transactions have been eliminated. Certain prior period information has been reclassified to conform to current period presentation. Due to seasonal fluctuations, operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

The financial results of the Company primarily include the following (see Note
2):

     o    Subsidiaries which are wholly owned and consolidated:

          *    Crescent Machinery Company ("Crescent Machinery");

          *    Rosestar Management LLC ("Rosestar") through February 14, 2002;
               and

          *    COI Hotel Group, Inc. ("COI Hotel") through February 14, 2002.

     o Subsidiaries which are not wholly owned but the Company controlled through February 14, 2002 and therefore consolidates ("Controlled Subsidiaries"):

          * A 5% economic interest, representing 100% of the voting common stock, in:

               - The Woodlands Land Company, Inc. ("LandCo") which has a 52.5% general partner interest (49.5% through November 2001) in The Woodlands Land Development Company, L.P. ("Landevco");

               - Desert Mountain Development Corporation ("Desert Mountain Development") which consolidates its 93% general partner interest in Desert Mountain Properties Limited Partnership ("DMPLP"); and

               - CRL Investments, Inc. ("CRL"), which beneficially owns 65% of CR Las Vegas, LLC ("CR Las Vegas") and 30% of CR License, LLC ("CR License").

          * A 60% general partner interest in COPI Colorado, L.P. ("COPI Colorado") which owns 10% of Crescent Resort Development, Inc. ("CRDI"), formerly Crescent Development Management Corp. ("CDMC"). The 10% interest in CRDI represents 100% of the voting stock, and therefore, CRDI is consolidated into COPI Colorado.

     o Subsidiaries which the Company reports on the equity method of accounting:

          * A 52.5% interest in The Woodlands Operating Company, L.P. ("Woodlands Operating" or "TWOC") which is controlled by a four member committee of which the Company controls two positions, through March 22, 2002;

          * A 40% interest in Vornado Crescent Logistics Operating Partnership ("AmeriCold Logistics")

The December 31, 2001 and March 31, 2001 financial statements have been restated to show discontinued operations pursuant to the Settlement Agreement.

2. RECENT DEVELOPMENTS:

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

ADDITIONAL RECENT EVENTS

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

TEMPERATURE CONTROLLED LOGISTICS

On January 23, 2002, the leases with Temperature Controlled Logistics Partnerships were restructured to consolidate four of the non-encumbered leases into one non-encumbered lease. The restructuring did not affect total contractual rent due under the combined leases.

3. DISCONTINUED OPERATIONS

Pursuant to the Settlement Agreement discussed in Note 2, Crescent Operating has transferred the following assets to Crescent Real Estate:

     o all of its hotel operations, in lieu of foreclosure, on February 14, 2002 in exchange for a $23.6 million reduction in its rent obligations to Crescent Real Estate;

     o all of its land development interests, through a strict foreclosure, on February 14, 2002, and March 22, 2002, in exchange for a $40.1 million reduction of its debt obligations to Crescent Real Estate.

As a result of these transfers, the Company recognized Income from Discontinued Operations of $3.3 million, net of a $2.2 million income tax expense, related to its Hospitality segment and $0.3 million income tax expense, related to its Land Development segment. The gain associated with the discontinuance of the operations from these segments and the reduction of the Company's rent and debt obligations is $26.3 million, net of a $17.5 million income tax expense.

The carrying amounts of the major classes of asset and liabilities for the Hospitality and Land Development segments as of the transfer date, February 14, 2002, were:

                                        Hospitality   Land Development     Total
                                        -----------   ----------------  ----------

(in thousands)
Current Assets ....................     $   38,466      $   60,744      $   99,210
Long-Term Assets ..................         12,607         663,030         675,637

Current Liabilities ...............         43,978         483,562         527,540
Long-Term Liabilities .............          4,750          70,549          75,299


4. INVESTMENTS:

Investments consisted of the following (amounts in thousands):

                                                                   March 31, 2002  December 31, 2001
                                                                   --------------  -----------------

 Investment in Landevco .........................................     $       --     $   43,577
 Investment in Magellan warrants ................................          3,581          4,127
 Investment in CRDI projects ....................................             --          8,124
 Investment in CR License .......................................             --          5,012
 Investment in CR Las Vegas .....................................             --            450
 Investment in AmeriCold Logistics ..............................             --            706
                                                                      ----------     ----------
                                                                      $    3,581     $   61,996
 Less assets to be transferred pursuant to the Settlement
 Agreement ......................................................             --        (57,163)
                                                                      ----------     ----------
                                                                      $    3,581     $    4,833
                                                                      ==========     ==========

Investment (loss) income consisted of the following (amounts in thousands):

                                                                 Three months ended   Three months ended
                                                                   March 31, 2002       March 31, 2001
                                                                 ------------------   ------------------

Change in fair value of Magellan warrants .......................     $     (546)         $    4,421

Equity in earnings (loss) of unconsolidated subsidiaries consisted of the following (amounts in thousands):

                                                                     Three months ended  Three months ended
                                                                        March 31, 2002      March 31, 2001
                                                                     ------------------  ------------------

 Equity in income of Landevco ......................................     $       --        $    2,933
 Equity in income of TWOC ..........................................             --             1,050
 Equity in income of CRDI projects .................................             --               280
 Equity in loss of CRL .............................................             --            (2,217)
 Equity in loss of AmeriCold Logistics .............................           (706)           (1,341)
                                                                         ----------        ----------
                                                                               (706)              705
  Less equity in loss of entities to be transferred pursuant to
  Settlement Agreement .............................................             --            (2,046)
                                                                         ----------        ----------

                                                                         $     (706)       $   (1,341)
                                                                         ==========        ==========

5. INTANGIBLE ASSETS:

Intangible assets consisted of the following (amounts in thousands):

                                                                      March 31, 2002   December 31, 2001
                                                                      --------------   -----------------

    Goodwill, net - COPI Colorado ..................................     $       --       $   14,664
    Membership intangible, net - DMPLP .............................             --           27,488
                                                                         ----------       ----------
                                                                                 --           42,152
    Less assets to be transferred pursuant to the Settlement
    Agreement ......................................................             --          (42,152)
                                                                         ----------       ----------
                                                                         $       --       $       --
                                                                         ==========       ==========

6. LONG-TERM DEBT:

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

                                                                               March 31, 2002   December 31, 2001
                                                                               --------------   -----------------
LONG-TERM DEBT - CORPORATE AND WHOLLY OWNED SUBSIDIARIES

Equipment notes payable to finance companies, bear interest from 4.5% to
9.5%, due 2001 through 2011 (Crescent Machinery)
(in default) ...............................................................     $   67,726     $   80,683

Floor plan debt payable, three to twelve month terms at 0%
interest (Crescent Machinery) (in default) .................................          3,348          4,190

Line of credit in the amount of $15.0 million payable to Bank of America, interest at the banks prime rate, 4.75% at March 31, 2002, due
August 2002 (COPI) .........................................................         15,000         15,000

Line of credit payable to Crescent Partnership, interest at 9%,
due May 2002 (COPI)(in default) ............................................          9,552         22,025

Line of credit payable to Crescent Partnership, interest at
12%, due May 2002 or five years after the last draw (COPI)(in
default) ...................................................................          8,495         20,205

Note payable to Crescent Partnership, interest at 12%, due
through May 2002  (COPI)(in default) .......................................          6,827         16,238

Note payable to Crescent Partnership, interest at 12%, due May
2002 (COPI)(in default) ....................................................          4,445         10,572

Notes payable to the Crescent Partnership (previously the sellers of equipment companies), weighted average interest of 7.6% at March 31, 2002
and December 31, 2001, due 2002 through 2003 (COPI) ........................          2,628          2,787

Notes payable to Crescent Partnership, interest at 2.75%, due
February 2003 (COPI) .......................................................          2,004             --

                                                                               March 31, 2002   December 31, 2001
                                                                               --------------   -----------------

Notes payable to Crescent Partnership, weighted average interest of 10.2%
at March 31, 2002 and December 31, 2001, due
2003 through 2006 (Rosestar) ...............................................          1,056          1,143
                                                                                 ----------     ----------

       Total debt - corporate and wholly owned subsidiaries ................        121,081        172,843
                                                                                 ----------     ----------

LONG-TERM DEBT - NON WHOLLY OWNED SUBSIDIARIES

Construction loans for various East West Resort Development
projects, interest at 4.4% to 11.3%, due through 2003 (CRDI) ...............             --        136,620

Line of credit in the amount of $100.0 million payable to Crescent
Partnership, interest at 11.5%, due September 2008
(CRDI) .....................................................................             --         72,250

Junior note payable to Crescent Partnership, interest at 14%,
due December 2010 (DMPLP) ..................................................             --         59,000

Line of credit in the amount of $56.2 million payable to
Crescent Partnership, interest at 11.5%, due August 2004 (CRDI) ............             --         48,354

Line of credit in the amount of $70.0 million payable to
Crescent Partnership, interest at 11.5%, due December 2006 .................             --         36,571
(CRDI)

Line of credit in the amount of $50.0 million payable to National Bank of
Arizona, interest at prime to prime plus 1%,
due November 2003 (DMPLP) ..................................................             --         29,910

Line of credit in the amount of $40.0 million payable to
Crescent Partnership, interest at 11.5%, due December 2006 .................             --         23,396
(DMPLP)

Line of credit in the amount of $7.0 million payable to
Crescent Partnership, interest at 12%, due August 2003 (CRL) ...............             --          7,000

Note payable to Crescent Partnership maturing December 2002,
interest at 10% (DMPLP) ....................................................             --          1,000

Term note in the amount of $0.2 million payable to Crescent
Partnership, interest at 12%, due August 2003 (CRL) ........................             --            166
                                                                                 ----------     ----------

          Total debt - non wholly owned subsidiaries .......................             --        414,267
                                                                                 ----------     ----------

          Total long-term debt .............................................     $  121,081     $  587,110
                                                                                 ==========     ==========

Current portion of long-term debt - CEI ....................................     $   33,753     $   69,634

Current portion of long-term debt ..........................................         86,074        101,870

Long-term debt - CEI, net of current portion ...............................          1,254            549

Long-term debt, net of current portion .....................................             --            790

Current and Long-term debt of assets to be disposed of pursuant
to the Settlement Agreement ................................................             --        414,267
                                                                                 ----------     ----------

          Total debt .......................................................     $  121,081     $  587,110
                                                                                 ==========     ==========

Due to its bankruptcy filing and to non-payment of required principal payments, Crescent Machinery is currently in default on its Equipment Financing Notes. On February 6, 2002, Crescent Machinery Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in Fort Worth, Texas. Outstanding principal amounts under default by Crescent Machinery totaled $71.1 million at March 31, 2002.

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

7. OTHER LIABILITIES:

Other liabilities consisted of the following (in thousands):

                                                                 March 31, 2002   December 31, 2001
                                                                 --------------   -----------------

   Deferred revenue ..........................................     $       --       $   71,330
   Straight line hospitality rent adjustment .................             --            4,750
   Other .....................................................             --           12,725
                                                                   ----------       ----------
                                                                           --           88,805
  Less liabilities to be transferred pursuant to the Settlement
  Agreement ..................................................             --          (88,805)
                                                                   ----------       ----------
                                                                   $       --       $       --
                                                                   ==========       ==========

8. EARNINGS PER SHARE:

Earnings per share ("EPS") is calculated as follows (in thousands, except per share data):

                                             Three months ended March 31, 2002              Three months ended March 31, 2001
                                         ------------------------------------------     -----------------------------------------
                                              Net          Wtd Avg.      Per Share           Net          Wtd. Avg.     Per Share
                                         Income (Loss)      Shares         Amount       Income (Loss)      Shares        Amount
                                         -------------     --------      ----------     -------------     ---------     ----------
 Basic EPS ..........................     $   (6,858)         10,387     $    (0.66)     $     (287)         10,340     $    (0.03)

 Effect of Dilutive Securities:
 Stock Options ......................             --              --                             --              --
                                          ----------          ------     ----------      ----------          ------     ----------
 Diluted EPS before
 discontinued operations and
 accounting change ..................         (6,858)         10,387          (0.66)           (287)         10,340          (0.03)

 Discontinued Operations ............         29,572          10,387           2.85             676          10,340           0.07

 Accounting Change ..................             --          10,387             --          (9,509)         10,340          (0.92)
                                          ----------          ------     ----------      ----------          ------     ----------
 Diluted EPS ........................     $   22,714          10,387     $     2.19      $   (9,120)         10,340     $    (0.88)
                                          ==========          ======     ==========      ==========          ======     ==========

The Company had 1,270,624 and 1,319,834 options for its common stock outstanding at March 31, 2002 and 2001, respectively, which were not included in the calculation of diluted EPS as they were anti-dilutive.

9. INCOME TAXES:

The table below shows the reconciliation of the federal statutory income tax rate to the effective tax rate for income from continuing operations.

                                                            Three months ended  Three months ended
                                                               March 31, 2002     March 31, 2001
                                                            ------------------  ------------------
     Federal statutory income tax rate ...................         35.0%              35.0%
     State income taxes, net of federal tax benefit ......          5.0                5.0
     Minority interests ..................................        (2.26)            (201.8)
     Change in valuation allowance .......................         4.55             (603.2)
     Other, net ..........................................          .87               22.5
                                                               --------           --------
         Effective tax rate ..............................        43.16%            (742.5)%
                                                               ========           ========

Provision (benefit) for income taxes is comprised of the following:

                                                            Three months ended  Three months ended
                                                               March 31, 2002    March 31, 2001
                                                             --------------    --------------

Income from continuing operations
     Deferred ............................................     $   (1,358)     $   (3,040)

Discontinued operations
   From Operations
     Deferred ............................................     $    2,507      $      856

   Gain on disposal of discontinued operations
     Current .............................................     $      176      $       --
     Deferred ............................................         17,353              --
                                                              ----------      ----------
     Total ...............................................     $   17,529      $       --
                                                               ==========      ==========

The Company generally provides for taxes using a 40% effective rate on the Company's share of income or loss. The Company increased its valuation allowance related to its consolidated tax group by $1.9 million in the first quarter of 2002 to offset a portion of the deferred tax assets for which the ultimate realization in future years is uncertain. Management believes that the remaining deferred tax asset will be realized due to tax planning strategies associated with the Settlement Agreement (see Note 2).

10. BUSINESS SEGMENT INFORMATION:

Crescent Operating's assets and operations are located entirely within the United States and are comprised primarily of two business segments: (i) Equipment Sales and Leasing and (ii) Temperature Controlled Logistics. The Company, previously operated in the Hospitality and Land Development segments. Pursuant to the Settlement Agreement, the Company transferred all of its interests in the Hospitality and Land Development segments to Crescent Equities on February 14, 2002 (see Note 2). In addition to these two business segments, the Company has grouped its investment in Magellan warrants, interest expense on corporate debt and general corporate overhead costs such as legal and accounting costs, insurance costs and corporate salaries as "Other" for segment reporting purposes. The Company uses net income as the measure of segment profit or loss. Business segment information is summarized as follows (in thousands):

                                                                                       Three months ended
                                                                                 ------------------------------
                                                                                 March 31, 2002  March 31, 2001
                                                                                 --------------  --------------

Revenues:
   Equipment Sales and Leasing ...............................................     $   15,929      $   29,540
                                                                                   ----------      ----------
   Total revenues ............................................................     $   15,929      $   29,540
                                                                                   ==========      ==========

Net (loss) income from continuing operations:
   Equipment Sales and Leasing ...............................................     $   (3,976)     $   (2,401)
   Temperature Controlled Logistics ..........................................           (423)           (815)
   Other .....................................................................         (2,459)          2,929
                                                                                   ----------      ----------
   Total net (loss) from continuing operations ...............................     $   (6,858)     $     (287)
                                                                                   ==========      ==========

                                                                                March 31, 2002  December 31, 2001
                                                                                --------------  -----------------

Identifiable assets:
   Equipment Sales and Leasing ...............................................     $   85,170      $   93,647
   Temperature Controlled Logistics ..........................................          5,591           6,015
   Hospitality ...............................................................        (12,390)         40,416
   Land Development ..........................................................             --         761,984
   Other .....................................................................         21,295          43,342
                                                                                   ----------      ----------
   Total identifiable assets .................................................     $   99,666      $  945,404
                                                                                   ==========      ==========

11. LITIGATION:

Charter Behavioral Health Systems, LLC ("CBHS") became the subject of Chapter 11 bankruptcy proceedings by filing a voluntary petition on February 16, 2000, in United States Bankruptcy Court for the District of Delaware. Although CBHS is not a subsidiary of Crescent Operating, Crescent Operating did own a majority (90%) economic interest in CBHS, until December 29, 2000.

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

12. RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter 2002.

In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. It also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of the long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002 and it did not have a material impact on their results of operations or financial position; however, due to the Settlement Agreement discussed in this Item 1, the Hospitality and Land Development segments are presented as discontinued operations.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections. In general, SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. While gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, management has elected to adopt SFAS No. 145 early. The impact of adopting SFAS No. 145 resulted in a gain on disposal of discontinued operations of $26.3 million, net of applicable income tax expense of $17.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial statements include all adjustments which management believes are necessary to reflect a fair statement of the financial results for the interim periods presented. All such adjustments are of a normal and recurring nature. The information contained in this Item 2 should also be read in conjunction with the more detailed information included in the Company's Form 10-K for the year ended December 31, 2001. Capitalized terms used but not otherwise defined in this Item 2 have the meanings given to them in the notes to the financial statements included in Item 1.

Although Crescent Operating believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those the Company expects to achieve. The financial results of the business segments for the three months ended March 31, 2002 should not affect the ultimate distribution of Crescent Real Estate shares pursuant to the Settlement Agreement. The Company's consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2001, included an auditors report which expressed substantial doubt about the Company's ability to continue to operate as a going concern. Some of the other factors that might cause material variation from the expectations reflected in the forward-looking statements include:

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

                                    OVERVIEW

Crescent Operating is a diversified management company that, through various subsidiaries and affiliates, currently operates primarily in two business segments: Equipment Sales and Leasing and Temperature Controlled Logistics. Prior to February 14, 2002, the Company operated in two other business segments:
Land Development and Hospitality. As Crescent Operating only operated these two segments for one and one-half months there is no detail regarding their operations. At March 31, 2002, the Company owns or owned the following:

o THE EQUIPMENT SALES AND LEASING SEGMENT consisting of a wholly owned interest in Crescent Machinery Company and its subsidiary ("Crescent Machinery"), a construction equipment sales, leasing and service company with 12 locations in four states.

o THE TEMPERATURE CONTROLLED LOGISTICS SEGMENT consisting of a 40% interest in the operations of Vornado Crescent Logistics Operating Partnership ("AmeriCold Logistics"), which currently operates 100 refrigerated storage properties with an aggregate storage capacity of approximately 525 million cubic feet.

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

                       EQUIPMENT SALES AND LEASING SEGMENT

OVERVIEW

Crescent Machinery is engaged in the sale, leasing and service of construction equipment and accessories to the construction industry located primarily in four states as of March 31, 2002. Historically, construction equipment businesses have been owned and operated primarily by individuals in a localized area. Crescent Machinery has consolidated some of these businesses in order to gain improvements in purchasing and operating efficiencies. All of the Crescent Machinery locations represent major lines of equipment. This differentiates Crescent Machinery from some of its pure rent-to-rent competition. Crescent Machinery's locations offer new and used equipment for sale and rent, have factory trained service personnel, and provide parts and warranty service.

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

Beginning in the second quarter of 2001, Crescent Machinery's business plan focused on right-sizing the business and creating liquidity. This plan included the reduction of operating costs and excess or underutilized assets. As of March 31, 2002, Crescent Machinery had reduced its inventory and rental fleet by approximately $12.8 million since December 31, 2001 and implemented actions to reduce expenses of approximately $5.0 million on an annualized basis. Crescent Machinery also closed its branches in Beaumont, Texas, Van Wert, Ohio and Franklin, Indiana in 2001. At March 31, 2002, Crescent Machinery operated 12 branches in four states.

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

An essential part of Crescent Machinery's plan involved restructuring its existing lines of credit to provide debt service relief. Crescent Machinery defaulted on certain major loans from commercial institutions due to Crescent Machinery's decision not to pay the principal portion of payment installments due from September through December 2001 in the total amount of approximately $6.4 million. Outstanding principal amounts under default by Crescent Machinery totaled $71.1 million at March 31, 2002. Crescent Machinery's lenders did not exercise remedies available for Crescent Machinery's payment default. Crescent Machinery did reach an agreement with one of its lenders to take back the equipment it had financed and limit Crescent Machinery's exposure to shortfall on the sale of the equipment to $500,000. The lender further agreed to finance the $500,000 over three years at 1% over prime interest rate. Completion of the return of equipment under this agreement would eliminate approximately $11.5 million of indebtedness of Crescent Machinery.

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

The Company is unable to predict as of the date of the filing of this Quarterly Report whether Crescent Machinery will be able to successfully reorganize its debt and operations, or what the treatment of creditors of Crescent Machinery and the Company, as the sole shareholder of Crescent Machinery and as a creditor, will be under any proposed plan of reorganization of Crescent Machinery. The payment rights and other entitlements of pre-petition creditors of Crescent Machinery (including the Company) and the Company, as Crescent Machinery's sole shareholder, may be substantially altered by any plan of reorganization confirmed by the Court. Under a plan, pre-petition creditors may receive less than 100% of the face value of their claims, and the ownership interest of the Company in Crescent Machinery may be substantially diluted or cancelled in whole or in part. Crescent Operating does not anticipate receiving any distribution in the Crescent Machinery bankruptcy case. Crescent Machinery's bankruptcy schedules reflect that the value of Crescent Machinery's assets is less than the amount of debt. As a result, it is likely that if Crescent Machinery is reorganized, the equity in reorganized Crescent Machinery will be distributed to its creditors and potential new investors not to Crescent Operating.

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

OPERATIONAL STATISTICS

                                           Three months ended March 31,
                                           ----------------------------
                                              2002               2001
                                           --------            --------

Revenue:
   New and used equipment ...........            40%                 49%
   Rental equipment .................            38%                 30%
   Parts, service and supplies ......            22%                 21%
                                           --------            --------
Total revenue .......................           100%                100%

Expenses:
   Cost of sales:
        New and used equipment ......            91%                 88%
        Rental equipment ............            74%                 75%
        Parts, service and supplies .            62%                 63%
                                           --------            --------
   Total cost of sales ..............            79%                 79%

   Gross profit .....................            21%                 21%

   Operating expenses ...............            41%                 25%
                                           --------            --------

Loss from operations ................           (19%)                (4%)
                                           ========            ========

Equipment sales and leasing revenue decreased $13.6 million, or 46.1%, to $15.9 million for the three months ended March 31, 2002, compared with $29.5 million for the three months ended March 31, 2001. Net operating loss for the three months ended March 31, 2002 was $3.1 million as compared with net loss of $1.3 million for the three months ended March 31, 2001. The Company believes that the results for the quarter ended March 31, 2002 are not necessarily indicative of the operating results expected for the full year, due to the seasonality of the business. Historically, revenue is lower in the first quarter due to the effect of the winter season on the construction industry.

                    TEMPERATURE CONTROLLED LOGISTICS SEGMENT

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

OPERATIONAL INFORMATION

The following table shows the location and size of facility for each of the properties operated by AmeriCold Logistics as of March 31, 2002:

                                           Total Cubic                                                  Total Cubic
                        Number of            Footage                                 Number of            Footage
    State              Properties         (in millions)             State            Properties         (in millions)
--------------         ----------         -------------         --------------       ----------         -------------
Alabama                      5                  10.8            Missouri(1)                2                  46.8
Arizona                      1                   2.9            Nebraska                   2                   4.4
Arkansas                     6                  33.1            New York                   1                  11.8
California                   12                 49.8            North Carolina             3                  10.0
Colorado                     1                   2.8            Ohio                       1                   5.5
Florida                      5                   7.5            Oklahoma                   2                   2.1
Georgia                      8                  49.5            Oregon                     6                  40.4
Idaho                        2                  18.7            Pennsylvania               4                  50.8
Illinois                     2                  11.6            South Carolina             1                   1.6
Indiana                      1                   9.1            South Dakota               2                   6.3
Iowa                         2                  12.5            Tennessee                  3                  10.6
Kansas                       2                   5.0            Texas                      4                  27.2
Kentucky                     1                   2.7            Utah                       1                   8.6
Maine                        1                   1.8            Virginia                   2                   8.7
Massachusetts                5                  10.5            Washington                 6                  28.7
Minnesota                    1                   5.9            Wisconsin                  3                  17.4
Mississippi                  1                   4.7            Canada                     1                   4.8
                                                                                      -------               ------
                                                                Total                     100                524.6
                                                                                      =======               ======

(1)  Includes one underground facility of approximately 33.1 million cubic feet.

                                OTHER INVESTMENTS

MAGELLAN WARRANTS

In connection with the transaction in which Crescent Operating acquired its 50% membership interest in CBHS, the Company purchased, for $12.5 million, warrants to acquire 1,283,311 shares of Magellan common stock for an exercise price of $30.00 per share. The Magellan warrants are exercisable in varying increments over the period which began on May 31, 1998 and ends on May 31, 2009. Prior to January 1, 2001, the fair value of theses warrants, using the Black-Scholes pricing model, would be determined and the resulting difference between the cost and the estimated fair value of the warrants was included in the consolidated financial statements as accumulated comprehensive income (loss) for the period ended. As of January 1, 2001, the Company was required to adopt SFAS No. 133, as amended by SFAS No. 138. Upon adoption, the Company was required to record the net accumulated comprehensive loss related to its investment in Magellan warrants as a charge in the statement of operations. Based on the value of the warrants on December 31, 2000, the Company expensed $9.5 million on January 1, 2001 as a cumulative effect of change in accounting principle. From January 1, 2001 forward, the Company recorded changes in the fair value of these warrants in the statement of operations as investment income (loss). For the three months ended March 31, 2002, the Company recorded changes in the fair value of these warrants, as calculated using the Black-Scholes pricing model, as investment loss of $0.5 million in the Company's statement of operations.

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

                          SEGMENT FINANCIAL INFORMATION
                        (AMOUNTS IN THOUSANDS, UNAUDITED)

The following is a summary of Crescent Operating's financial information reported by segment for the three months ended March 31, 2002:


                                                            EQUIPMENT        TEMPERATURE
                                                              SALES          CONTROLLED
                                                           AND LEASING        LOGISTICS         OTHER             TOTAL
                                                           -----------       ----------       ----------       ----------
Revenues .............................................      $   15,929       $       --       $       --       $   15,929

Operating expenses ...................................          19,005               --            1,279           20,284
                                                            ----------       ----------       ----------       ----------
Loss from operations .................................          (3,076)              --           (1,279)          (4,355)
Investment loss ......................................              --               --             (546)            (546)
Equity in losses of unconsolidated subsidiaries ......              --             (706)              --             (706)
Other (income) expense
      Interest expense ...............................             816               --            1,515            2,331
      Interest income ................................              (1)              --               (3)              (4)
      Other ..........................................              85               --              197              282
                                                            ----------       ----------       ----------       ----------
Total other expense ..................................             900               --            1,709            2,609
                                                            ----------       ----------       ----------       ----------
Loss from operations before income taxes .............          (3,976)            (706)          (3,534)          (8,216)
Income tax provision (benefit) .......................              --             (283)          (1,075)          (1,358)
                                                            ----------       ----------       ----------       ----------
Loss from continuing operations ......................      $   (3,976)      $     (423)      $   (2,459)      $   (6,858)
                                                            ==========       ==========       ==========       ==========

RESULTS OF OPERATIONS FOR THE THREE ENDED MARCH 31, 2002, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

REVENUES

Total revenue, which consists of equipment sales and leasing revenue, decreased $13.6 million, or 46.1%, to $15.9 million for the three months ended March 31, 2002, compared with $29.5 million for the three months ended March 31, 2001. Significant components of the decrease were:

o a net decrease of $8.1 million in new and used equipment sales for the three months ended March 31, 2002 as compared to the corresponding period in 2001 primarily due to the slowing economy and the closing of four branch locations;

o a decrease of $2.5 million in parts, service and supplies revenue for the three months ended March 31, 2002 as compared to the corresponding period in 2001 primarily due to decreased demand for maintenance and repair work; and

o a decrease of $2.9 million in rental revenue for the three months ended March 31, 2002 as compared to the corresponding period in 2001 primarily due to the slowing economy and the closing of four branch locations.

OPERATING EXPENSES

Total operating expenses decreased $11.0 million, or 35.1%, to $20.3 million for the three months ended March 31, 2002, compared with $31.3 million for the three months ended March 31, 2001. The decrease in total operating expenses is attributable to the factors discussed in the following paragraphs.

Equipment Sales and Leasing Segment

Equipment sales and leasing expenses decreased $11.8 million, or 38.3%, to $19.0 million for the three months ended March 31, 2002, compared with $30.8 million for the three months ended March 31, 2001. Significant components of the decrease were:

o a decrease of $6.9 million in new and used equipment expenses for the three months ended March 31, 2002 as compared to the corresponding period in 2001 primarily due to the inventory reduction plan of the Company whereby a significant amount of inventory was sold through auctions resulting in unfavorable pricing and a disproportional amount of expenses as compared to revenue;

o a 33%, or $2.3 million decrease in rental expenses for the three months ended March 31, 2002 as compared to the corresponding period in 2001 primarily due to the 33% decrease in rental revenue;

o a decrease of $1.0 million in general and administrative expenses for the three months ended March 31, 2002 as compared to the corresponding period in 2001 primarily due to costs associated with the reduction of four branch locations; and

o a decrease of $1.6 million in parts, service and supplies expenses for the three months ended March 31, 2002 as compared to the corresponding period in 2001 primarily as a result of a decrease in parts, service and supplies revenue for the same period.

Corporate General and Administrative Expenses

Corporate general and administrative expenses totaled $1.2 million for the three months ended March 31, 2002, respectively, as compared to $0.5 million for the three months ended March 31, 2001. The increase related to increases in general corporate overhead costs, such as legal and accounting costs, primarily due to the Settlement Agreement and the proposed prepackaged bankruptcy.

INVESTMENT INCOME (LOSS)

Investment income (loss) decreased $4.9 million or 111.4%, to $(0.5) million for the three months ended March 31, 2002, compared with income of $4.4 million for the three months ended March 31, 2001, due to the decrease in the fair value of the Company's Magellan warrants compared with income of $4.4 million for the corresponding period in 2001.

EQUITY IN EARNINGS (LOSS) OF UNCONSOLIDATED SUBSIDIARIES

Equity in earnings (loss) of unconsolidated subsidiaries decreased $1.4 million or 200%, to $(0.7) million for the three months ended March 31, 2002, compared with income of $0.7 million for the three months ended March 31, 2001. Significant components of the decrease were:

o a decrease in equity in income of Landevco in the amount of $2.9 million primarily due to the disposition of the land development segment pursuant to the settlement agreement;

o a decrease in equity in income of TWOC in the amount of $1.0 million due to the disposition of the land development segment;

o a decrease in equity in income of CRDI projects in the amount of $0.3 million due to the disposition of the land development segment; partially offset by

o a decrease in equity in loss of CRL in the amount of $2.2 million due to the disposition of the hospitality segment pursuant to the settlement agreement;

o a decrease in equity in loss of AmeriCold Logistics in the amount of $0.6 million.

OTHER (INCOME) EXPENSE

Other (income) expense decreased $2.1 million, or 44.6%, to $2.6 million for the three months ended March 31, 2002, compared with $4.7 million for the three months ended March 31, 2001. Significant components of the decrease were:

o    a net decrease in interest expense of $2.3 million; partially offset by

o recording of an allowance for bad debt of $0.2 million related to certain assets disposed of in the Settlement Agreement.

INCOME TAX PROVISION (BENEFIT)

Income tax benefit of $1.4 million for the three months ended March 31, 2002 represents a decrease of $1.6 million from the benefit provided for the three months ended March 31, 2001. Income tax provision attributable to discontinued operations was comprised of a $2.2 million expense for the Hospitality segment and a $0.3 million expense for the Land Development segment. Income tax provision of $17.5 was attributable to the gain from the disposal of discontinued operations resulting primarily from the cancellation of corporate level indebtedness pursuant to the Settlement Agreement.

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

MINORITY INTERESTS

Minority interests were eliminated as a result of the assignment of the Land Development and Hospitality segments to Crescent Equities pursuant to the Settlement Agreement .

DISCONTINUED OPERATIONS

Pursuant to the Settlement Agreement, the Company's transferred its interests in the Hospitality and Land Development segments as of February 14, 2002 and March 22, 2002. The Company realized income from discontinued operations after minority interest of $3.3 million, net of a $2.2 million income tax expense, related to the Hospitality segment, and a $0.3 million income tax expense, related to the Land Development segment for the period ending February 14, 2002. The gain on disposal of discontinued operations was $26.3 million, net of an $17.5 million income tax expense.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Cumulative effect of change in accounting principle decreased $9.5 million, or 100%, for the three months ended March 31, 2002 as compared to the corresponding period in 2001. The change from the prior period was due to the prior year's adoption of SFAS No. 133 on January 1, 2001, whereby the Company realized a $9.5 million loss related to its investment in Magellan warrants, calculated as the difference between the original cost of the Magellan warrants of $12.5 million and their estimated fair value at December 31, 2001, $3.0 million, as calculated using the Black-Scholes pricing model.

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

In addition, the recession, magnified by the September 11, 2001 terrorist attacks, has placed significant pressure on Crescent Operating's ability to meet its obligations as they come due. Consequently, Crescent Operating and its operating units have defaulted in the payment of their obligations owed to Crescent Real Estate and Crescent Partnership. Based upon current and reasonably forecasted operating results, Crescent Operating will not be able to pay all of its obligations as they come due. In addition, the Company's auditors report included on the consolidated financial statements included in the Company's Annual Report on Form 10-K expressed substantial doubt about the Company's ability to continue to operate as a going concern.

In February 2002, Crescent Operating was notified by Crescent Real Estate that the Company's obligations to Crescent Real Estate were in default. Moreover, Crescent Real Estate announced that it would seek to enforce collection by foreclosure or otherwise of its claims against Crescent Operating and its operating units as quickly as possible. Crescent Operating was unable to repay the debts to Crescent Real Estate as to which a default had been declared. Crescent Operating did not have sufficient liquidity to pay its liabilities on a current basis. In light of these factors, Crescent Operating entered into a Settlement Agreement with Crescent Real Estate. See - Note 2 - Recent Developments - Settlement Agreement.

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

Interest payments and rent payments accrued but deferred as of March 31, 2002 totaled approximately $7.4 million and $23.7 million, respectively.

CASH FLOWS

Cash and cash equivalents include amounts from all consolidated subsidiaries, including subsidiaries not wholly owned. Changes, therefore, do not necessarily represent increases or decreases in cash directly available to the Company.

Cash and cash equivalents were $4.9 million and $13.9 million at March 31, 2002 and December 31, 2001, respectively (see Note 1). The 64.7% decrease is attributable to $13.6 million and $12.5 million of cash used in investing and financing activities, respectively, partially offset by $17.1 million of cash provided by operating activities.

OPERATING ACTIVITIES

Net cash flows provided by operating activities for the three months ended March 31, 2002 were $17.1 million compared with net cash used in operating activities of $28.8 million for the three months ended March 31, 2001. The Company's inflow of cash provided by operating activities of $17.1 million was primarily attributable to inflows from:

o    net income of $22.7 million;

o    a decrease in accounts receivable of $10.5 million;

o    a decrease in inventories of $5.9 million; and

o    an increase in accounts payable and accrued expenses - CEI of $1.3 million.

The inflow of cash provided by operating activities was partially offset by outflows from:

o    an increase in other assets of $1.6 million; and

o    an increase in prepaid expenses and current assets of $0.3 million .

INVESTING ACTIVITIES

Net cash flows used in investing activities for the three months ended March 31, 2002 were $13.6 million compared with net cash used in investing activities of $18.3 million for the three months ended March 31, 2001. The Company's outflow of cash used in investing activities of $13.6 million was primarily attributable to outflows from:

o disposition of business interests, net of cash transferred of $15.8 million.

The outflow of cash used in investing activities was partially offset by inflows from:

o    net proceeds from the sale of property and equipment of $2.3 million.

FINANCING ACTIVITIES

Net cash flows used in financing activities for the three months ended March 31, 2002 were $12.5 million compared with net cash provided by financing activities of $30.2 million for the three months ended March 31, 2001. The Company's outflow of cash used in financing activities of $12.5 million was primarily attributable to outflow from:

o    payments of all long-term debt of $16.1 million.

The outflow of cash provided by financing activities was partially offset by inflows from:

o    proceeds of all long-term debt of $3.6 million.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 2001, there have been no material changes to the information regarding market risk as set forth in the Company's Form 10-K for the year ended December 31, 2001.

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

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Prior to filing a voluntary petition in bankruptcy on February 6, 2002, Crescent Machinery was in default on certain major loans from commercial institutions due to Crescent Machinery's decision not to pay the principal portion of payment installments due since September 2001. Outstanding principal amounts under payment default by Crescent Machinery totaled $71.1 million at March 31, 2002. Prior to the commencement of bankruptcy proceedings, Crescent Machinery's lenders did not exercise remedies available for Crescent Machinery's payment default, and Crescent Machinery and those lenders engaged in negotiations about the defaults and about modifying certain terms, including payment obligations, of the existing credit lines. Crescent Machinery did reach an agreement with one of its lenders to take back the equipment it had financed and limit Crescent Machinery's exposure to shortfall on the sale of the equipment to $500,000. The lender further agreed to finance the $500,000 over three years at 1% over prime interest rate. Completion of the return of equipment under this agreement would eliminate approximately $11.5 million of indebtedness of Crescent Machinery.

Crescent Machinery was unable to reach satisfactory agreements with other lenders, however, and on February 6, 2002, Crescent Machinery Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Northern District of Texas in Fort Worth, Texas.

Effective October 31, 2001, Crescent Operating amended its four loan agreements with Crescent Partnership - the 1997 Term Loan, the 1997 Revolving Loan, the AmeriCold Loan, and the COPI Colorado Loan - to further extend payment of interest and principal payments otherwise due in 2000 and 2001 to the earlier of December 31, 2002 and the closing of the transactions contemplated by the agreement for the purchase and sale of assets and stock dated June 28, 2001, between the Company and Crescent Partnership (the "Sale Agreement"). The transactions contemplated by the Sale Agreement did not close in 2001 and Crescent Partnership terminated the Sale Agreement on January 23, 2002. Crescent Operating made no payments on the loans. Crescent Operating was in payment default on all four loans. On February 13, 2002, Crescent Partnership delivered default notices to Crescent Operating relating to approximately $76.2 million of principal and accrued interest due to Crescent Partnership under the four loans.

In addition, until February 2002, Crescent Operating's subsidiaries in the hospitality business segment leased from Crescent Partnership or its affiliates, hotel and resort properties. With the consent of Crescent Partnership, the lessees had accrued but deferred payment of rent on the leases for those properties, the payment of which was guaranteed by Crescent Operating to the extent of cash generated by the hospitality business segment. Following the termination of the Sale Agreement on January 23, 2002, Crescent Partnership on February 13, 2002, delivered default notices to the Company relating to approximately $49.0 million of unpaid rent.

On February 14, 2002, Crescent Operating entered into the Settlement Agreement with Crescent Real Estate, pursuant to which the Company's interests in the Land Development and Hospitality segments were transferred to Crescent Partnership in partial satisfaction of the indebtedness owing from Crescent Operating (see Note
2).

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

The aggregate outstanding amounts under default by the Company owed to Crescent Real Estate as of March 31, 2002 totaled $60.5 million, comprised of $23.8 million of deferred rent obligations and $36.7 million of accrued interest and principal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) A complete exhibit listing is on file with the Securities and Exchange Commission.

(b)  Reports on Form 8-K

On February 22, 2002, Crescent Operating amended its current report on Form 8-K filed July 16, 2001, to report under Item 9 (Regulation FD Disclosure) the announcement of the termination of the Company's Sale Agreement and Securities Purchase Agreement with Crescent Partnership.

On March 1, 2002, Crescent Operating filed a current report on Form 8-K to report under Item 2 (Acquisition or Disposition of Assets) the disposition of its Land Development and Hospitality segments to Crescent Partnership pursuant to the Settlement Agreement. Crescent Operating undertook in that report to file the required financial statements at a subsequent date by amendment.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 10th day of June, 2002.

                                  CRESCENT OPERATING, INC.
                                  (Registrant)




                                  By   /s/ Jeffrey L. Stevens
                                    -------------------------------------------
                                    Jeffrey L. Stevens
                                    President, Chief Executive Officer,
                                    Chief Financial and Accounting Officer and
                                    Sole Director