Form 10-Q
period 2002-06-30
CRESCENT OPERATING INC
filed 2002-08-22
CIK 1035426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

         For the quarterly period ended June 30, 2002

                                       OR

[ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities EXCHANGE ACT OF 1934


                         Commission file number 0-22725


                            CRESCENT OPERATING, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                       75-2701931
----------------------------------------       -----------------------------------
   (State or other jurisdiction of             (I.R.S. Employer Identification No.)
   incorporation or organization)


 777 Taylor Street, Suite 1050
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

                                 YES [X]   NO  [ ]


Number of shares of Common Stock, $0.01 par value, outstanding as of August 14, 2002: 10,828,497

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

              Consolidated Statements of Operations (Unaudited)................................................4

              Consolidated Statement of Changes in Shareholders' Deficit (Unaudited)...........................5

              Consolidated Statements of Cash Flows (Unaudited)................................................6

              Notes to Consolidated Financial Statements (Unaudited)...........................................7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations...........16

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

Item 3.       Defaults Upon Senior Securities.................................................................30

Item 4.       Submission of Matters to a Vote of Security Holders.............................................31

Item 5.       Other Information...............................................................................31

Item 6.       Exhibits and Reports on Form 8-K................................................................31

                            CRESCENT OPERATING, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                             June 30, 2002      December 31, 2001
                                                                             -------------      -----------------
                                                                              (unaudited)         (See Note 1)
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents ............................................     $       6,025      $             492
  Accounts receivable, net .............................................             8,936                 14,581
  Inventories ..........................................................             9,733                 18,965
  Notes receivable .....................................................                55                     58
  Prepaid expenses and other current assets ............................             1,320                  1,875
  Current assets to be transferred pursuant to Settlement Agreement ....                --                 94,161
                                                                             -------------      -----------------
     Total current assets ..............................................            26,069                130,132
                                                                             -------------      -----------------

PROPERTY AND EQUIPMENT, NET ............................................            46,060                 70,094

INVESTMENTS ............................................................                --                  4,833

OTHER ASSETS
  Deferred tax assets ..................................................             7,999                 24,715
  Other assets .........................................................               494                    636
  Long-term assets to be transferred pursuant to Settlement Agreement ..                --                714,994
                                                                             -------------      -----------------
     Total other assets ................................................             8,493                740,345
                                                                             -------------      -----------------
TOTAL ASSETS ...........................................................     $      80,622      $         945,404
                                                                             =============      =================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES NOT SUBJECT TO COMPROMISE

CURRENT LIABILITIES
  Accounts payable and accrued expenses ................................     $       4,230      $          15,525
  Accounts payable and accrued expenses - CEI ..........................            32,648                 48,875
  Current portion of long-term debt - CEI ..............................            34,645                 69,041
  Current portion of long-term debt ....................................            15,000                101,870
  Deferred revenue .....................................................                --                    641
  Current liabilities to be transferred pursuant to Settlement Agreement                --                553,805
                                                                             -------------      -----------------
     Total current liabilities .........................................            86,253                789,757

LONG-TERM DEBT, NET OF CURRENT PORTION .................................                --                    790

LONG-TERM LIABILITIES TO BE LIQUIDATED PURSUANT TO SETTLEMENT AGREEMENT                 --                 89,356

LIABILITIES SUBJECT TO COMPROMISE ......................................            70,557                     --
                                                                             -------------      -----------------
     Total liabilities .................................................           157,080                879,903

MINORITY INTERESTS TO BE TRANSFERRED PURSUANT TO SETTLEMENT AGREEMENT ..                --                158,889

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, $.01 par value, 10,000 shares authorized,
        no shares issued or outstanding ................................                --                     --
Common stock, $.01 par value, 22,500 shares authorized,
      11,490 shares issued .............................................               115                    115
Additional paid-in capital .............................................            17,781                 17,781
Accumulated other comprehensive loss ...................................                --                 (1,436)
Accumulated deficit ....................................................           (91,770)              (105,542)
Treasury stock at cost, 662 and 1,103 shares, respectively .............            (2,584)                (4,306)
                                                                             -------------      -----------------
     Total shareholders' deficit .......................................           (76,458)               (93,388)
                                                                             -------------      -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ............................     $      80,622      $         945,404
                                                                             =============      =================


        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (Amounts in thousands, except per share data, unaudited)



                                                           For the              For the             For the           For the
                                                      Three Months Ended   Three Months Ended   Six Months Ended  Six Months Ended
                                                         June 30, 2002       June 30, 2001       June 30, 2002     June 30, 2001
                                                      ------------------   ------------------   ----------------  ----------------
                                                                              (See Note 1)                         (See Note 1)
REVENUES
   Equipment sales & leasing                           $          8,717     $         15,350     $      18,235     $      32,412
                                                       ----------------     ----------------     -------------     -------------
      Total revenues                                              8,717               15,350            18,235            32,412
                                                       ----------------     ----------------     -------------     -------------
OPERATING EXPENSES
   Equipment sales & leasing                                     10,167               15,454            20,716            32,648
   Corporate general and administrative                             981                  503             2,226               958
   Impairment of assets                                              --               11,850                34            11,850
                                                       ----------------     ----------------     -------------     -------------
      Total operating expenses                                   11,148               27,807            22,976            45,456
                                                       ----------------     ----------------     -------------     -------------
LOSS FROM OPERATIONS                                             (2,431)             (12,457)           (4,741)          (13,044)

INVESTMENT (LOSS) INCOME                                         (3,581)               3,393            (4,127)            7,814

EQUITY IN LOSS OF
   UNCONSOLIDATED SUBSIDIARIES                                   (1,436)              (3,076)           (2,142)           (4,417)

OTHER EXPENSE (INCOME)
   Interest expense                                               1,574                2,087             3,550             5,586
   Interest income                                                   (3)                  13                (7)               16
   Other                                                           (205)                 192               174               276
                                                       ----------------     ----------------     -------------     -------------
      Total other expense                                         1,366                2,292             3,717             5,878
                                                       ----------------     ----------------     -------------     -------------
LOSS FROM OPERATIONS BEFORE REORGANIZATION COSTS                 (8,814)             (14,432)          (14,727)          (15,525)

REORGANIZATION ITEMS
    Professional fees                                               429                   --             1,144                --
                                                       ----------------     ----------------     -------------     -------------
LOSS FROM OPERATIONS AFTER REORGANIZATION COSTS,
    BEFORE INCOME TAXES                                          (9,243)             (14,432)          (15,871)          (15,525)

INCOME TAX BENEFIT                                                 (645)              (1,076)           (2,003)           (3,218)
                                                       ----------------     ----------------     -------------     -------------
LOSS FROM CONTINUING OPERATIONS                                  (8,598)             (13,356)          (13,868)          (12,307)

DISCONTINUED OPERATIONS (NOTE 3)
   (LOSS) INCOME FROM OPERATIONS OF DISCONTINUED
   HOSPITALITY  AND LAND DEVELOPMENT SEGMENTS
   (LESS APPLICABLE INCOME TAX EXPENSE OF $(5),
   $6,785, $2,502 AND $7,641 AND MINORITY
   INTERESTS OF $0, $3,806, $1,897 AND $5,894)                      (7)              (2,927)            3,272            (2,251)

LOSS FROM OPERATIONS OF DISCONTINUED EQUIPMENT
   SALES AND LEASING BRANCHES (LESS APPLICABLE
   INCOME TAX BENEFIT OF $0, $625, $0, $1,522)                     (857)               (939)            (2,445)          (2,275)

GAIN ON DISPOSAL OF HOSPITALITY AND LAND
   DEVELOPMENT SEGMENTS (LESS APPLICABLE
   INCOME TAX EXPENSE OF $347 and $17,876)                          520                   --            26,813                --
                                                       ----------------     ----------------     -------------     -------------
      (LOSS) INCOME FROM DISCONTINUED OPERATIONS                   (344)              (3,866)           27,640            (4,526)

(LOSS) INCOME BEFORE ACCOUNTING CHANGE                           (8,942)             (17,222)           13,772           (16,833)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                  --                   --                --            (9,509)
                                                       ----------------     ----------------     -------------     -------------
NET (LOSS) INCOME                                      $         (8,942)     $       (17,222)    $      13,772     $     (26,342)
                                                       ================     ================     =============     =============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

   Loss before discontinued operations and
      accounting change                                $          (0.79)    $          (1.29)    $       (1.28)    $       (1.19)
   Discontinued operations                                        (0.03)               (0.38)             2.55             (0.44)
   Change in accounting principle                                    --                   --                --             (0.92)
                                                       ----------------     ----------------     -------------     -------------
   Net (loss) earnings per share                       $          (0.82)    $          (1.67)    $        1.27     $       (2.55)
                                                       ================     ================     =============     =============


        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                        (Amounts in thousands, unaudited)


                                                                                            Accumulated
                                  Common stock         Treasury stock                         other
                               -------------------  --------------------     Additional    comprehensive  Accumulated
                                Shares     Amount    Shares      Amount   paid-in capital  income (loss)    deficit        Total
                               --------   --------  --------    --------  ---------------  ------------   ------------   --------
BALANCE AT DECEMBER 31, 2001     11,490   $    115    (1,103)   $ (4,306)   $     17,781   $     (1,436)  $   (105,542)  $(93,388)
                               --------   --------  --------    --------    ------------   ------------   ------------   --------
Comprehensive income (loss):
     Net income                      --         --        --          --              --             --         13,772     13,772
Realized losses of
  comprehensive income               --         --        --          --              --          1,436             --      1,436
                                                                                                                         --------
Comprehensive income (loss)                                                                                                15,208
Issuance of treasury stock           --         --       441       1,722              --             --             --      1,722
                               --------   --------  --------    --------    ------------   ------------   ------------   --------
BALANCE AT JUNE 30, 2002         11,490   $    115      (662)   $ (2,584)   $     17,781   $         --   $    (91,770)  $(76,458)
                               ========   ========  ========    ========    ============   ============   ============   ========





        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Amounts in thousands, unaudited)



                                                                                For the           For the
                                                                           Six Months Ended   Six Months Ended
                                                                            June 30, 2002      June 30, 2001
                                                                           ----------------   ----------------
                                                                                                (See Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                        $      13,772     $     (26,342)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating activities:
       Depreciation                                                                 6,347             9,431
       Amortization                                                                    --               251
       Provision for deferred income taxes                                         17,861            (7,466)
       Equity in loss of unconsolidated subsidiaries                                2,142             4,417
       Investment loss (income) of Magellan warrants                                4,127            (7,814)
       Impairment of assets                                                            38            11,850
       Cumulative effect of change in accounting principle                             --             9,509
       Minority interests                                                           1,897             5,894
       Gain on sale of property and equipment                                          --              (897)
       Gain on discontinued operations                                            (44,689)               --
       Deferred Compensation                                                           --               177
       Net current assets (liabilities) of discontinued operations                 (4,217)         (119,014)
       Changes in assets and liabilities, net of effects from transfers:
           Accounts receivable                                                      5,309             7,166
           Inventories                                                               (236)            5,826
           Prepaid expenses and current assets                                       (513)           (1,892)
           Other assets                                                               729               133
           Accounts payable and accrued expenses                                      288            (1,014)
           Accounts payable and accrued expenses - CEI                              2,281             2,248
           Deferred revenue, current and noncurrent                                  (205)              (49)
           Other liabilities                                                           --              (108)
                                                                            -------------     -------------
                Net cash provided by (used in) operating activities                 4,931          (107,694)
                                                                            -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Disposition of business interests, net of cash surrendered                      (15,793)               --
  Purchases of property and equipment                                                  (3)          (13,135)
  Proceeds from sale of property and equipment                                      3,430             6,589
  Net investing activities of discontinued operations                                 (80)           (7,593)
                                                                            -------------     -------------
                Net cash used in investing activities                             (12,446)          (14,139)
                                                                            -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of long-term debt                                                           --            22,772
  Payments on long-term debt                                                       (2,934)          (43,538)
  Proceeds of long-term debt - CEI                                                  2,698                --
  Net financing activities of discontinued operations                                 (87)          117,669
                                                                            -------------     -------------
                Net cash (used in) provided by financing activities                  (323)           96,903
                                                                            -------------     -------------


NET DECREASE  IN CASH AND CASH EQUIVALENTS                                         (7,838)          (24,930)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                              13,863            62,078
                                                                            -------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $       6,025     $      37,148
                                                                            =============     =============
SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING
AND FINANCING ACTIVITIES
  Reduction in notes payable for property and equipment returned
    to vendors                                                              $      23,951     $          --
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

The financial results of the Company primarily include the following (see Note
2):

         o        Subsidiaries which are wholly owned and consolidated:

                  o Crescent Machinery Company ("Crescent Machinery") (in bankruptcy);

                  o Rosestar Management LLC ("Rosestar") through February 14, 2002; and

                  o        COI Hotel Group, Inc. ("COI Hotel") through February
                           14, 2002.

         o Subsidiaries which are not wholly owned but the Company controlled through February 14, 2002 and therefore consolidated ("Controlled Subsidiaries"):

                  o A 5% economic interest, representing 100% of the voting common stock, in:

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

                  o        A 60% general partner interest in COPI Colorado, L.P.
                           ("COPI Colorado") which owns 10% of Crescent Resort Development, Inc. ("CRDI"), formerly Crescent Development Management Corp. ("CDMC"). The 10% interest in CRDI represents 100% of the voting stock, and therefore, CRDI was consolidated into COPI Colorado.

         o Subsidiaries which the Company reports on the equity method of accounting:

                  o A 52.5% interest in The Woodlands Operating Company, L.P. ("Woodlands Operating" or "TWOC") which is controlled by a four member committee of which the Company controls two positions, through March 22, 2002;

                  o A 40% interest in Vornado Crescent Logistics Operating Partnership ("AmeriCold Logistics")

The December 31, 2001 and June 30, 2001 financial statements have been restated to show discontinued operations pursuant to the Settlement Agreement.

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

In addition, the Settlement Agreement provides as follows;

         o Crescent Real Estate will make sufficient funds available to Crescent Operating to pay all of Crescent Operating's creditors, other than Crescent Real Estate, in full and to cover the expenses of implementing the Settlement Agreement and seeking to confirm the bankruptcy plan. To facilitate repayment of $15.0 million, plus interest, owed to Bank of America, Crescent Real Estate has allowed Crescent Operating to secure the Bank of America debt with a pledge of Crescent Operating's interest in AmeriCold Logistics, LLC. The bankruptcy plan contemplates that the AmeriCold Logistics interest will be purchased by a Crescent Real Estate affiliate for a sufficient amount to repay the Bank of America debt

         o If Crescent Operating's stockholders approve the bankruptcy plan at a special meeting of stockholders called for that purpose, Crescent Real Estate will issue common shares of Crescent Equities to the Crescent Operating stockholders pursuant to the formula contained in the bankruptcy plan. If the stockholders of Crescent Operating do NOT accept the bankruptcy plan, they will not receive a distribution of common shares of Crescent Real Estate. If the total amount of claims and expenses paid by Crescent Real Estate in connection with the Crescent Operating bankruptcy and reorganization transactions equals or exceeds $16.0 million, the stockholders of Crescent Operating will receive no common shares of Crescent Real Estate and will not be entitled to reconsider their approval of the bankruptcy plan. Crescent Operating stockholders receiving Crescent Real Estate shares will be deemed to have released all claims they may have against Crescent Operating and Crescent Real Estate and those acting on their behalf that arose before the effective date of the plan. If the Crescent Operating stockholders do not approve the Crescent Operating bankruptcy plan, Crescent Operating will still seek to have that bankruptcy plan confirmed by the bankruptcy court. If the bankruptcy court confirms the plan, Crescent Operating stockholders will not receive common shares of Crescent Equities and will still cease to be stockholders of Crescent Operating on the date the plan becomes effective.

         o Crescent Operating will cancel all outstanding shares of its common stock.

         o Pursuant to both the Settlement Agreement and the bankruptcy plan, Crescent Operating will transfer the remaining assets of Crescent Operating a the direction of Crescent Real Estate.

ADDITIONAL RECENT DEVELOPMENTS

Effective December 31, 2001, the Company, in connection with extending the maturity of its $15.0 million loan from Bank of America from December 31, 2001 to August 15, 2002, agreed to modify the loan from an unsecured to a secured credit facility. The Company, with the consent of Crescent Partnership which agreed to subordinate its security interest in the Company's 40% interest in AmeriCold Logistics, pledged all of its interest in AmeriCold Logistics to Bank of America to secure the loan. In August 2002, the Company further extended the maturity of this loan to January 15, 2003 and agreed to prepay the interest for that time period in the amount of $0.3 million.

3. DISCONTINUED OPERATIONS:

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

As a result of these transfers, the Company recognized Income from Discontinued Operations for the six months ended June 30, 2002 of $3.3 million, after minority interest of $1.9 million and a $2.5 million income tax expense related to its Hospitality and Land Development segments. The gain associated with the discontinuance of the operations from these segments and the reduction of the Company's rent and debt obligations is $26.8 million, net of a $17.9 million income tax expense.

The carrying amounts of the major classes of asset and liabilities for the Hospitality and Land Development segments as of the transfer date, February 14, 2002, were (in thousands):

                                               Hospitality     Land Development       Total
                                               -----------     ----------------     --------
Current Assets ...........................     $    38,466     $         60,744     $ 99,210
Long-Term Assets .........................          12,607              663,030      675,637

Current Liabilities ......................          43,978              483,562      527,540
Long-Term Liabilities ....................           4,750               70,549       75,299

In December 2001, the Company adopted Statements of Financial Accounting Standards SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (See Note 12). SFAS No. 144 broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. During the second quarter of 2002, Crescent Machinery closed down five branch locations and is currently in the process of closing two additional branch locations. The results from these branch operations are reflected in discontinued operations, net of tax.

4. INVESTMENTS:

Investments consisted of the following (in thousands):

                                                              June 30, 2002     December 31, 2001
                                                              -------------     -----------------
 Investment in Landevco .................................     $          --     $          43,577
 Investment in Magellan warrants ........................                --                 4,127
 Investment in CRDI projects ............................                --                 8,124
 Investment in CR License ...............................                --                 5,012
 Investment in CR Las Vegas .............................                --                   450
 Investment in AmeriCold Logistics ......................                --                   706
                                                              -------------     -----------------
                                                              $          --     $          61,996
 Less assets to be transferred pursuant to the Settlement
 Agreement ..............................................                --               (57,163)
                                                              -------------     -----------------
                                                              $          --     $           4,833
                                                              =============     =================


Investment loss consisted of the following (in thousands):

                                                                   Three months ended       Six months ended
                                                                      June 30, 2002          June 30, 2002
                                                                   ------------------      ------------------
Change in fair value of Magellan warrants ....................     $           (3,581)     $           (4,127)

Equity in loss of unconsolidated subsidiaries consisted of the following (in thousands):

                                                                   Three months ended       Six months ended
                                                                      June 30, 2002           June 30, 2002
                                                                   ------------------      ------------------
Equity in loss of AmeriCold Logistics ........................     $           (1,436)     $           (2,142)
 Less equity in loss of entities to be transferred pursuant to
 Settlement Agreement ........................................                     --                  (2,046)
                                                                   ------------------      ------------------
                                                                   $           (1,436)     $           (4,188)
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


                                                                                  June 30, 2002     December 31, 2001
                                                                                  -------------     -----------------
LONG-TERM DEBT - CORPORATE AND WHOLLY OWNED SUBSIDIARIES

Equipment notes payable to finance companies, bear interest from 4.5% to
9.5%, due 2001 through 2011 (Crescent Machinery) (in default) ...............     $      58,147     $          80,683

Floor plan debt payable, three to twelve month terms at 0%
interest (Crescent Machinery) (in default) ..................................                --                 4,190

Line of credit in the amount of $15.0 million payable to Bank of America, interest at the banks prime rate, 4.75% at June 30,
2002, due August 2002 (COPI) ................................................            15,000                15,000

Line of credit payable to Crescent Partnership, interest at 9%,
due May 2002 (COPI)(in default) .............................................             9,552                22,025

Line of credit payable to Crescent Partnership, interest at 12%, due May 2002
or five years after the last draw (COPI) (in default) .......................             8,495                20,205

Note payable to Crescent Partnership, interest at 12%, due through May 2002
(COPI)(in default) ..........................................................             6,827                16,238

Note payable to Crescent Partnership, interest at 12%, due May
2002 (COPI)(in default) .....................................................             4,445                10,572

Notes payable to Crescent Partnership (previously the sellers of equipment companies), weighted average interest of 7.5% and 7.6% at
June 30, 2002 and December 31, 2001, due 2002 through 2003 (COPI) ...........             2,628                 2,787

Notes payable to Crescent Partnership, interest at 2.75%, due
February 2003 (COPI) ........................................................             2,698                    --

Notes payable to Crescent Partnership, weighted average interest of 10.2% at
June 30, 2002 and December 31, 2001, due 2003 through 2006 (Rosestar)
(in default) ................................................................                --                 1,143
                                                                                  -------------     -----------------
       Total debt - corporate and wholly owned subsidiaries .................           107,792               172,843
                                                                                  -------------     -----------------


LONG-TERM DEBT - NON WHOLLY OWNED SUBSIDIARIES

Construction loans for various East West Resort Development
projects, interest at 4.4% to 11.3%, due through 2003 (CRDI) ................                --               136,620

Line of credit in the amount of $100.0 million payable to Crescent
Partnership, interest at 11.5%, due September 2008 (CRDI) ...................                --                72,250

Junior note payable to Crescent Partnership, interest at 14%,
due December 2010 (DMPLP) ...................................................                --                59,000

Line of credit in the amount of $56.2 million payable to
Crescent Partnership, interest at 11.5%, due August 2004 (CRDI) .............                --                48,354

Line of credit in the amount of $70.0 million payable to Crescent Partnership,
interest at 11.5%, due December 2006 (CRDI) ...................................                 --             36,571

Line of credit in the amount of $50.0 million payable to National Bank of
Arizona, interest at prime to prime plus 1%, due November 2003 (DMPLP) ........                 --             29,910

Line of credit in the amount of $40.0 million payable to Crescent Partnership,
interest at 11.5%, due December 2006 (DMPLP) ..................................                 --             23,396

Line of credit in the amount of $7.0 million payable to Crescent Partnership,
interest at 12%, due August 2003 (CRL) ........................................                 --              7,000

Note payable to Crescent Partnership maturing December 2002,
interest at 10% (DMPLP) .......................................................                 --              1,000

Term note in the amount of $0.2 million payable to Crescent
Partnership, interest at 12%, due August 2003 (CRL) ...........................                 --                166
                                                                                   ---------------    ---------------
          Total debt - non wholly owned subsidiaries ..........................                 --            414,267
                                                                                   ---------------    ---------------
          Total long-term debt ................................................    $       107,792    $       587,110
                                                                                   ===============    ===============
Current portion of long-term debt - CEI .......................................    $        34,645    $        69,634

Current portion of long-term debt .............................................             15,000            101,870

Current debt subject to compromise ............................................             58,147                 --

Long-term debt - CEI, net of current portion ..................................                 --                549

Long-term debt, net of current portion ........................................                 --                790

Current and Long-term debt of assets to be disposed of pursuant
to the Settlement Agreement ...................................................                 --            414,267
                                                                                   ---------------    ---------------
          Total debt ..........................................................    $       107,792    $       587,110
                                                                                   ===============    ===============


On February 6, 2002, Crescent Machinery Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in Fort Worth, Texas. Outstanding principal amounts under default by Crescent Machinery totaled $58.1 million at June 30, 2002.

On February 13, 2002, the Company received notice from Crescent Partnership that the Company was in default on the 1997 Term Loan, the 1997 Revolving Loan, the AmeriCold Loan and the COPI Colorado Loan. On February 14, 2002, pursuant to the Settlement Agreement, Crescent Partnership foreclosed on certain collateral securing such loans, which had the effect of reducing the aggregate indebtedness from $76.2 million to $36.1 million.

As a part of the acquisitions of E.L. Lester and Company ("Lester") and Harvey Equipment Center, Inc. ("Harvey"), Crescent Operating issued notes payable in the amount of $6.0 million and $1.2 million, respectively (the "Equipment Acquisition Notes"). On February 15, 2002, Crescent Partnership purchased the Equipment Acquisition Notes from the note holders. As of July 1, 2002 and July 31, 2002, Crescent Operating defaulted on payment of principal and interest on these notes.

6. SUMMARY OF LIABILITIES SUBJECT TO COMPROMISE:

Liabilities subject to compromise consisted of the following (in thousands):

                                                                   June 30, 2002
                                                                   -------------
Secured Debt - Notes Payable ..................................    $      55,147
Secured Debt - Other ..........................................            4,480
Priority Debt .................................................            1,427
Unsecured Debt - Notes Payable ................................            3,000
Unsecured Debt - Other ........................................            6,503
                                                                   -------------
  Total .......................................................    $      70,557
                                                                   =============

Additional intercompany liabilities that are subject to compromise in the amount of $10.5 million are not included as they are eliminated for consolidated financial purposes.

7. COMPANY SUBSIDIARIES IN REORGANIZATION:

On February 6, 2002, Crescent Machinery filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Northern District of Texas in Fort Worth, Texas. The carrying amounts of the major classes of assets and liabilities and shareholders' deficit for Crescent Machinery as of June 30, 2002 were as follows (in thousands):


                                                                  June 30, 2002
                                                                  -------------
CURRENT ASSETS
  Cash and cash equivalents .................................     $       5,350
  Accounts receivable .......................................             7,901
  Inventories ...............................................             9,733
  Other current assets ......................................             1,477
                                                                  -------------
    Total current assets ....................................            24,461

PROPERTY AND EQUIPMENT, NET .................................            46,015

OTHER ASSETS ................................................               495
                                                                  -------------
TOTAL ASSETS ................................................     $      70,971
                                                                  =============

LIABILITIES
  Accounts payable and accrued expenses .....................     $      15,209
  Debt ......................................................            58,147
  Other .....................................................             5,386
                                                                  -------------
    Total Liabilities .......................................            78,742

SHAREHOLDERS' DEFICIT
  Common stock ..............................................             6,007
  Additional paid-in capital ................................            63,770
  Accumulated deficit .......................................           (77,548)
                                                                  -------------
    Total shareholders' deficit .............................            (7,771)
                                                                  -------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT .................     $      70,971
                                                                  =============


8. EARNINGS PER SHARE:

Earnings per share ("EPS") is calculated as follows (in thousands, except per share data):

                                                        Three months ended                     Six months ended
                                                ----------------------------------    ----------------------------------
                                                 June 30, 2002      June 30, 2001      June 30, 2002      June 30, 2001
                                                ---------------    ---------------    ---------------    ---------------
Loss from Continuing Operations .............   $        (8,598)   $       (13,356)   $       (13,868)   $       (12,307)
                                                ===============    ===============    ===============    ===============
Weighted average shares (basic) .............            10,828             10,340             10,828             10,340
Effect of Dilutive Securities:
Stock Options ...............................                --                 --                 --                 --
                                                ---------------    ---------------    ---------------    ---------------
Weighted average shares (diluted) ...........            10,828             10,340             10,828             10,340
                                                ===============    ===============    ===============    ===============
Basic and diluted EPS before discontinued
operations and accounting change ............             (0.79)             (1.29)             (1.28)             (1.19)
                                                ===============    ===============    ===============    ===============
Income (loss) from Discontinued Operations ..              (344)            (3,866)            27,640             (4,526)
Weighted average shares (diluted) ...........            10,828             10,340             10,828             10,340
                                                ---------------    ---------------    ---------------    ---------------
Basic and diluted EPS before accounting
change ......................................             (0.82)             (1.67)              1.27              (1.63)
                                                ===============    ===============    ===============    ===============
Accounting Change ...........................                --                 --                                (9,509)
Weighted average shares (diluted) ...........            10,828             10,340             10,828             10,340
                                                ---------------    ---------------    ---------------    ---------------
Diluted EPS .................................   $         (0.82)   $         (1.67)   $          1.27    $         (2.55)
                                                ===============    ===============    ===============    ===============



The Company had 1,270,624 and 1,268,224 options for its common stock outstanding for each of the three and six months ended June 30, 2002 and each of the three and six months ended June 30, 2001, respectively, which were not included in the calculation of diluted EPS as they were anti-dilutive.

9. INCOME TAXES:

The table below shows the reconciliation of the federal statutory income tax rate to the effective tax rate for income from continuing operations.

                                                                                      Three months ended   Six months ended
                                                                                         June 30, 2002      June 30, 2002
                                                                                      ------------------   ----------------
     Federal statutory income tax rate...............................................        35.0%              35.0%
     State income taxes, net of federal tax benefit..................................         5.0                5.0
     Minority interests..............................................................          --               (2.9)
     Change in valuation allowance...................................................       (36.7)              15.8
     Other, net......................................................................          --                1.1
                                                                                        ---------------    ---------------
         Effective tax rate..........................................................         3.3%              54.0%
                                                                                        ===============    ===============

Provision (benefit) for income taxes is comprised of the following
(in thousands):


                                                                                      Three months ended   Six months ended
                                                                                        June 30, 2002        June 30, 2002
                                                                                      ------------------   ----------------
Income from continuing operations
     Deferred .......................................................................   $          (645)   $        (2,003)

Discontinued operations
   From Operations
     Deferred .......................................................................   $            (5)   $         2,502

   Gain on disposal of discontinued operations
     Current ........................................................................   $            --    $           176
     Deferred .......................................................................               347             17,700
                                                                                        ---------------    ---------------
     Total ..........................................................................   $           347    $        17,876
                                                                                        ===============    ===============


The Company generally provides for taxes using a 40% effective rate on the Company's share of income or loss. The Company increased its valuation allowance related to its consolidated tax group by $3.4 million in the second quarter of 2002 to offset a portion of the deferred tax assets for which the ultimate realization in future years is uncertain. Management believes that the remaining deferred tax asset will be realized due to tax planning strategies associated with the Settlement Agreement (see Note 2).


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


                                                 Three months ended             Six months ended
                                           -----------------------------   -----------------------------
                                           June 30, 2002   June 30, 2001   June 30, 2002   June 30, 2001
                                           -------------   -------------   -------------   -------------
Revenues:

Equipment Sales and Leasing ............   $       8,717   $      15,350   $      18,235   $      32,412
                                           -------------   -------------   -------------   -------------
Total revenues .........................   $       8,717   $      15,350   $      18,235   $      32,412
                                           =============   =============   =============   =============

Net loss from continuing operations:
   Equipment Sales and Leasing .........     $  (2,313)     $ (10,761)     $  (4,701)    $ (11,826)
   Temperature Controlled Logistics ....        (1,436)        (3,623)        (1,859)       (4,438)
   Other ...............................        (4,849)         1,028         (7,308)        3,957
                                             ---------      ---------      ---------     ---------
   Total net (loss) from continuing
      operations .......................     $  (8,598)     $ (13,356)     $ (13,868)    $ (12,307)
                                             =========      =========      =========     =========


                                             June 30, 2002      December 31, 2001
                                             -------------      -----------------
Identifiable assets:
   Equipment Sales and Leasing .........     $      70,971      $          93,647
   Temperature Controlled Logistics ....             5,591                  6,015
   Hospitality .........................                --                 40,416
   Land Development ....................                --                761,984
   Other ...............................             4,060                 43,342
                                             -------------      -----------------
   Total identifiable assets ...........     $      80,622      $         945,404
                                             =============      =================



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

Crescent Operating held no funded or liquidated claims against the estate of CBHS. Crescent Operating filed proofs of claim against CBHS as a protective matter for potential indemnification or contribution for third party lawsuits and claims where Crescent Operating is a named defendant with CBHS, such as lawsuits based upon alleged WARN Act violations purported to have been committed by CBHS and/or its subsidiaries in closing behavioral health care facilities in 1999 and 2000. The only such lawsuits that have been brought against Crescent Operating arise from WARN Act claims. In connection with a settlement entered into among Crescent Operating, CBHS, the WARN Act plaintiffs, and others, Crescent Operating's indemnification and contribution claims against CBHS based on such lawsuits have been resolved. In the event that, prior to the bar date for asserting claims against Crescent Operating in its bankruptcy case, no other claims or lawsuits are asserted against Crescent Operating that would give rise to indemnification or contribution claims by Crescent Operating against CBHS, Crescent Operating's claims for indemnification or contribution in the CBHS case will be disallowed. If any such lawsuits or claims are brought, Crescent Operating will pursue its indemnification and contribution claims as appropriate.

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

A global Stipulation of Settlement of all WARN matters has been reached and filed with the United States District Court and Bankruptcy Court for the District of Delaware by the WARN Act claimants, CBHS, Crescent Operating, Crescent Partnership and the Creditors Committee in the CBHS case. The settlement was approved by the District Court by order dated March 18, 2002. As it applies to Crescent Operating, the settlement provides that either Crescent Operating or Crescent Partnership was required to deposit into escrow $500,000 for the benefit of the WARN Act claimants and, upon the settlement becoming final, Crescent Operating will receive a complete release for all WARN Act claims and any other claims in the CBHS case other than potential claims from those CBHS employees who have opted out of the settlement. It appears that as maximum of three such employees have opted out and none have made claims against Crescent Operating to date. Crescent Partnership has paid the $500,000 into escrow. This payment will not be included as an expense for the purposes of calculating the aggregate value of the Crescent Real Estate shares to be distributed to the Crescent Operating shareholders.

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

On June 10, 2002, the attorneys for the Official Unsecured Creditors Committee of Crescent Machinery Company delivered a letter to Crescent Operating and to certain of its current and former officers and directors. In the letter, the creditors committee alleges that Crescent Operating and others have substantial liability for certain actions and failures to act by Crescent Operating and certain of its officers and directors that caused damage to Crescent Machinery. If a lawsuit is filed by the creditors committee, Crescent Operating intends to vigorously defend any claims asserted. Crescent Operating does not believe the claims asserted in the creditors committee's letter have any merit. However, there is a risk that substantial delays could result from the process whereby the creditors committee's claim is adjudicated and there is further risk that if the creditors committee were ultimately successful in the prosecution of its claim, Crescent Operating may be unable to make any distribution to its stockholders.

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

In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. It also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of the long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002 and it did not have a material impact on their results of operations or financial position; however, due to the Settlement Agreement discussed in this Item 1, the Hospitality and Land Development segments are presented as discontinued operations. In addition, during the six months ended June 30, 2002, Crescent Machinery closed five branch locations and is currently in the process of closing two additional branch locations. The results from these branch operations are reflected in discontinued operations net of tax.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections. In general, SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. While gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, management has elected to adopt SFAS No. 145 early. The impact of adopting SFAS No. 145 resulted in a gain on disposal of discontinued operations of $26.8 million, net of applicable income tax expense of $17.9 million.


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

Although Crescent Operating believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those the Company expects to achieve. The financial results of the business segments for the three and six months ended June 30, 2002 should not affect the ultimate distribution of Crescent Real Estate shares pursuant to the Settlement Agreement. The Company's consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2001, included an auditors report which expressed substantial doubt about the Company's ability to continue to operate as a going concern. Some of the other factors that might cause material variation from the expectations reflected in the forward-looking statements include:

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

         o the impact of changes in the industries in which the Company's businesses and investments operate (including equipment sales and leasing and temperature controlled logistics) and the economic, demographic and other competitive conditions affecting those industries, the Company's cash flows and the value of the Company's investments, and

         o the impact of terrorism acts on the industries in which the Company's businesses and investments operate.


Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company is not obligated to update these forward-looking statements to reflect any future events or circumstances.


                                    OVERVIEW

Crescent Operating is a diversified management company that, through various subsidiaries and affiliates, currently operates primarily in two business segments: Equipment Sales and Leasing and Temperature Controlled Logistics. Prior to February 14, 2002, the Company operated in two other business segments:
Land Development and Hospitality. As Crescent Operating only operated these two segments for one and one-half months in 2002 there is no detail regarding their operations. At June 30, 2002, the Company owns or owned the following:

o THE EQUIPMENT SALES AND LEASING SEGMENT consisting of a wholly owned interest in Crescent Machinery Company and its subsidiary ("Crescent Machinery"), a construction equipment sales, leasing and service company with 10 locations in three states.

o THE TEMPERATURE CONTROLLED LOGISTICS SEGMENT consisting of a 40% interest in the operations of Vornado Crescent Logistics Operating Partnership ("AmeriCold Logistics"), which currently operates 101 refrigerated storage properties with an aggregate storage capacity of approximately 538 million cubic feet.

BACKGROUND OF SETTLEMENT AGREEMENT

On February 6, 2002, Crescent Machinery Company - comprising the Company's Equipment Sales and Leasing segment - filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. On February 14, 2002, Crescent Operating entered into the Settlement Agreement with Crescent Real Estate, pursuant to which the Company's interests in the Land Development and Hospitality segments were transferred to Crescent Partnership in partial satisfaction of the indebtedness owing from Crescent Operating. The Company agreed to transfer the assets of its Temperature Controlled Logistics segment in the future in connection with the satisfaction of its indebtedness to Bank of America. The Settlement Agreement also requires the filing of a prepackaged bankruptcy plan for Crescent Operating. This bankruptcy plan effects the orderly termination of Crescent Operating's business. Substantially all of Crescent Operating's assets are encumbered by liens in favor of Crescent Partnership. Crescent Operating is in default in its obligations to Crescent Partnership. The Settlement Agreement also provides Crescent Operating with funds to satisfy its creditors' claims and gives Crescent Operating stockholders the opportunity to receive common shares of Crescent Real Estate.

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


A copy of the Settlement Agreement was attached as Exhibit 2.1 to the Company's Current Report on Form 8-K filed March 1, 2002, with the Securities and Exchange Commission ("SEC"); that report is available at the SEC's website at www.sec.gov. The Settlement Agreement and the mutual releases executed in connection with the Settlement Agreement, including Crescent Operating's release of all claims it may have against Crescent Real Estate, are enforceable regardless of whether the plan is approved by Crescent Operating's stockholders or confirmed by the bankruptcy court.




                       EQUIPMENT SALES AND LEASING SEGMENT

OVERVIEW

Crescent Machinery is engaged in the sale, leasing and service of construction equipment and accessories to the construction industry located in three states as of June 30, 2002. All of the Crescent Machinery locations represent major lines of equipment and offer new and used equipment for sale and rent, have factory trained service personnel, and provide parts and warranty service.

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

Beginning in the second quarter of 2001, Crescent Machinery's business plan focused on right-sizing the business and creating liquidity. This plan included the reduction of operating costs and excess or underutilized assets. As of June 30, 2002, Crescent Machinery's net book value of its inventory and rental fleet was reduced by approximately $30.7 million since December 31, 2001 and has implemented actions to reduce expenses of approximately $5.0 million on an annualized basis. Crescent Machinery also closed its branches in Beaumont, Texas, Van Wert, Ohio and Franklin, Indiana in 2001 and its branches in Honolulu, Hawaii, Santa Rosa, California, Sacramento, California, Sparks, Nevada, and Fresno, California as of June 30, 2002. At June 30, 2002, Crescent Machinery operated 10 branches in three states.

As part of that business plan, Crescent Machinery continues reviewing key factors to its business, including the business mix between the sale of equipment and various rental and service programs; evaluating the suppliers Crescent Machinery used or may add in the future to maximize the equipment solutions Crescent Machinery offered its customers; standardizing best practices across all branch locations; and implementing new compensation programs that directly linked pay to performance.

An essential part of Crescent Machinery's plan involves restructuring its existing lines of credit to provide debt service relief. Crescent Machinery defaulted on certain major loans from commercial institutions due to Crescent Machinery's decision not to pay the principal portion of payment installments due from September through December 2001 in the total amount of approximately $6.4 million. Outstanding principal amounts under default by Crescent Machinery totaled $58.1 million at June 30, 2002. Crescent Machinery's lenders did not exercise remedies available for Crescent Machinery's payment default. Crescent Machinery did reach an agreement with certain lenders to take back the financed equipment and limit Crescent Machinery's exposure to shortfall on the sale of the equipment.

Crescent Machinery was unable to reach satisfactory agreements with other lenders, however, and on February 6, 2002, Crescent Machinery Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Northern District of Texas in Fort Worth, Texas. Crescent Machinery intends to continue its normal operations in the sale, rental and servicing of construction equipment, while attempting to reorganize and restructure its debt to emerge a financially stronger and more competitive business. Crescent Machinery plans to continue with business as usual during this process, but certain locations have been and will be sold or closed to improve efficiency. Crescent Machinery has closed all but two of its West Coast branches and plans to close the remaining two locations outside of Texas and Oklahoma by August 31, 2002.

In addition to its equity claim as the sole shareholder of Crescent Machinery, Crescent Operating is a creditor of Crescent Machinery, holding a $10.0 million principal amount note receivable from Crescent Machinery. Crescent Operating does not anticipate receiving a significant repayment for this note receivable in the Crescent Machinery bankruptcy case, if any.

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

OPERATIONAL STATISTICS

                                             Three months ended June 30,        Six months ended June 30,
                                             ---------------------------       ---------------------------
                                                2002             2001              2002            2001
                                             ----------       ----------       ----------       ----------
Revenue:
   New and used equipment ..............             38%              41%              40%              45%
   Rental equipment ....................             39%              37%              38%              34%
   Parts, service and supplies .........             23%              22%              22%              21%
                                             ----------       ----------       ----------       ----------
Total revenue ..........................            100%             100%             100%             100%
Expenses:
   Cost of sales:
        New and used equipment .........             85%              89%              89%              88%
        Rental equipment ...............             77%              67%              75%              71%
        Parts, service and supplies ....             62%              64%              62%              63%
                                             ----------       ----------       ----------       ----------
   Total cost of sales .................             77%              76%              78%              77%
   Gross profit ........................             23%              24%              22%              23%
   Operating expenses ..................             46%              27%              43%              26%
                                             ----------       ----------       ----------       ----------
Loss from operations ...................            (22%)             (3%)            (21%)             (3%)
                                             ==========       ==========       ==========       ==========

Equipment sales and leasing revenue decreased $14.2 million, or 43.8%, to $18.2 million for the six months ended June 30, 2002, compared with $32.4 million for the six months ended June 30, 2001. Net operating loss for the six months ended June 30, 2002 was $3.6 million as compared with net operating loss of $0.2 million for the six months ended June 30, 2001. The Company believes that the results for the six months ended June 30, 2002 are not necessarily indicative of the operating results expected for the full year, due to the closing of its West Coast branches in 2002 and to the seasonality of the business.


                    TEMPERATURE CONTROLLED LOGISTICS SEGMENT

RECENT DEVELOPMENTS

During the first and second quarters of 2002, AmeriCold Logistics exercised its right, pursuant to the terms of its leases, to defer payment of rent. As of June 30, 2002, AmeriCold Logistics had deferred $9.3 million of rent for 2002, bringing total deferred rent to $17.6 million.

On January 23, 2002, the leases with Temperature Controlled Logistics Partnerships were restructured to consolidate four of the non-encumbered leases into one non-encumbered lease. The restructuring did not affect total contractual rent due under the combined leases.

Effective December 31, 2001, the Company, in connection with extending the maturity of its $15.0 million loan from Bank of America from December 31, 2001 to August 15, 2002, agreed to modify the loan from an unsecured to a secured credit facility. In August 2002, the Company further extended the maturity of this loan to January 15, 2003 and agreed to prepay the interest for that time period in the amount of $0.3 million. The Company, with the consent of Crescent Partnership which agreed to subordinate its security interest in the Company's 40% interest in AmeriCold Logistics, pledged all of its interest in AmeriCold Logistics to Bank of America to secure the loan.

OPERATIONAL INFORMATION

The following table shows the location and size of facility for each of the properties operated by AmeriCold Logistics as of June 30, 2002:

                                          Total Cubic                                                    Total Cubic
                         Number of          Footage                                    Number of           Footage
      State              Properties      (in millions)                State            Properties       (in millions)
-------------------     -------------    --------------         ------------------    -------------     --------------
Alabama                      5                  10.8            Missouri(1)                2                  46.8
Arizona                      1                   2.9            Nebraska                   2                   4.4
Arkansas                     6                  33.1            New York                   1                  11.8
California                  11                  47.1            North Carolina             3                  10.0
Colorado                     1                   2.8            Ohio                       1                   5.5
Florida                      5                   6.5            Oklahoma                   2                   2.1
Georgia                      8                  49.5            Oregon                     6                  40.4
Idaho                        2                  18.7            Pennsylvania               4                  50.8
Illinois                     2                  11.6            South Carolina             1                   1.6
Indiana                      1                   9.1            South Dakota               2                   6.3
Iowa                         2                  12.5            Tennessee                  3                  10.6
Kansas                       2                   5.0            Texas                      5                  39.1
Kentucky                     1                   2.7            Utah                       1                   8.6
Maine                        1                   1.8            Virginia                   3                  13.8
Massachusetts                5                  10.5            Washington                 6                  28.7
Minnesota                    1                   5.9            Wisconsin                  3                  17.4
Mississippi                  1                   4.7            Canada                     1                   4.8
                                                                                      -------------     --------------
                                                                Total                    101                 537.9
                                                                                      =============     ==============

(1) Includes one underground facility of approximately 33.1 million cubic feet.


                                OTHER INVESTMENTS

MAGELLAN WARRANTS

In connection with the transaction in which Crescent Operating acquired its 50% membership interest in CBHS, the Company purchased, for $12.5 million, warrants to acquire 1,283,311 shares of Magellan common stock for an exercise price of $30.00 per share. The Magellan warrants are exercisable in varying increments over the period which began on May 31, 1998 and ends on May 31, 2009. Prior to January 1, 2001, the fair value of theses warrants, using the Black-Scholes pricing model, would be determined and the resulting difference between the cost and the estimated fair value of the warrants was included in the consolidated financial statements as accumulated comprehensive income (loss) for the period ended. As of January 1, 2001, the Company was required to adopt SFAS No. 133, as amended by SFAS No. 138. Upon adoption, the Company was required to record the net accumulated comprehensive loss related to its investment in Magellan warrants as a charge in the statement of operations. Based on the value of the warrants on December 31, 2000, the Company expensed $9.5 million on January 1, 2001 as a cumulative effect of change in accounting principle. From January 1, 2001 forward, the Company recorded changes in the fair value of these warrants in the statement of operations as investment income (loss). For the three and six months ended June 30, 2002, the Company recorded changes in the fair value of these warrants as investment loss of $3.6 million and $4.1 million in the Company's statement of operations. As of June 30, 2002, the value of the warrants was zero. The Company does not anticipate any future recognition of value as it relates to the warrants.

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

                          SEGMENT FINANCIAL INFORMATION
                        (Amounts in thousands, unaudited)

The following is a summary of Crescent Operating's financial information reported by segment for the three months ended June 30, 2002:


                                                        EQUIPMENT       TEMPERATURE
                                                          SALES         CONTROLLED
                                                       AND LEASING       LOGISTICS         OTHER            TOTAL
                                                       -----------      -----------     -----------      -----------
Revenues .........................................     $     8,717      $        --     $        --      $     8,717

Operating expenses ...............................          10,167               --             981           11,148
                                                       -----------      -----------     -----------      -----------
Loss from operations .............................          (1,450)              --            (981)          (2,431)
Investment loss ..................................              --               --          (3,581)          (3,581)
Equity in losses of unconsolidated subsidiaries ..              --           (1,436)             --           (1,436)
Other (income) expense
       Interest expense ..........................             447               --           1,127            1,574
       Interest income ...........................              --               --              (3)              (3)
       Other .....................................             (13)              --            (192)            (205)
                                                       -----------      -----------     -----------      -----------
Total other expense ..............................             434               --             932            1,366
                                                       -----------      -----------     -----------      -----------
Loss from operations before reorganization costs..          (1,884)          (1,436)         (5,494)          (8,814)
Reorganization costs
       Professional fees..........................             429               --              --              429
                                                       -----------      -----------     -----------      -----------
Loss from operations before income taxes .........          (2,313)          (1,436)         (5,494)          (9,243)
Income tax benefit ...............................              --               --            (645)            (645)
                                                       -----------      -----------     -----------      -----------
Loss from continuing operations ..................     $    (2,313)     $    (1,436)    $    (4,849)     $    (8,598)
                                                       ===========      ===========     ===========      ===========

                          SEGMENT FINANCIAL INFORMATION
                        (Amounts in thousands, unaudited)

The following is a summary of Crescent Operating's financial information reported by segment for the six months ended June 30, 2002:


                                                        EQUIPMENT       TEMPERATURE
                                                          SALES         CONTROLLED
                                                       AND LEASING       LOGISTICS          OTHER            TOTAL
                                                       -----------      -----------      -----------      -----------
Revenues .........................................     $    18,235      $        --      $        --      $    18,235

Operating expenses ...............................          20,716               --            2,260           22,976
                                                       -----------      -----------      -----------      -----------
Loss from operations .............................          (2,481)              --           (2,260)          (4,741)
Investment loss ..................................              --               --           (4,127)          (4,127)
Equity in losses of unconsolidated subsidiaries ..              --           (2,142)              --           (2,142)
Other (income) expense
       Interest expense ..........................             908               --            2,642            3,550
       Interest income ...........................              (1)              --               (6)              (7)
       Other .....................................             169               --                5              174
                                                       -----------      -----------      -----------      -----------
Total other expense ..............................           1,076               --            2,641            3,717
                                                       -----------      -----------      -----------      -----------
Loss from operations before reorganization costs .          (3,557)          (2,142)          (9,028)         (14,727)
Reorganization costs
       Professional fees .........................           1,144               --               --            1,144
                                                       -----------      -----------      -----------      -----------
Loss from operations before income taxes .........          (4,701)          (2,142)          (9,028)         (15,871)
Income tax benefit ...............................              --             (283)          (1,720)          (2,003)
                                                       -----------      -----------      -----------      -----------
Loss from continuing operations ..................     $    (4,701)     $    (1,859)     $    (7,308)     $   (13,868)
                                                       ===========      ===========      ===========      ===========

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002, COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

REVENUES

Total revenue, which consists of Equipment sales and leasing revenue, decreased $6.7 million, or 43.5%, to $8.7 million for the three months ended June 30, 2002, compared with $15.4 million for the three months ended June 30, 2001. Total revenue decreased $14.2 million, or 43.8%, to $18.2 million for the six months ended June 30, 2002, compared with $32.4 million for the six months ended June 30, 2001. Significant components of the decreases were:

o a net decrease of $1.8 million and $6.0 million in new and used equipment sales for the three and six months ended June 30, 2002 as compared to the corresponding periods in 2001 primarily due to the slowing economy and the impact of the Chapter 11 bankruptcy process on the Company's business;

o a decrease of $1.4 million and $2.7 million in parts, service and supplies revenue for the three and six months ended June 30, 2002 as compared to the corresponding periods in 2001 primarily due to decreased demand for maintenance and repair work and the impact of the Chapter 11 bankruptcy process on the Company's business; and

o a decrease of $3.5 million and $5.5 million in rental revenue for the three and six months ended June 30, 2002 as compared to the corresponding periods in 2001 primarily due to the slowing economy and the impact of the Chapter 11 bankruptcy process on the Company's business.


OPERATING EXPENSES

Total operating expenses decreased $16.7 million, or 60.1%, to $11.1 million for the three months ended June 30, 2002, compared with $27.8 million for the three months ended June 30, 2001. Total operating expenses decreased $22.5 million, or 49.5%, to $23.0 for the six months ended June 30, 2002, compared with $45.5 million for the six months ended June 30, 2001. The decreases in total operating expenses are attributable to the factors discussed in the following paragraphs.

Equipment Sales and Leasing Segment

Equipment sales and leasing expenses decreased $5.3 million, or 34.2%, to $10.2 million for the three months ended June 30, 2002, compared with $15.5 million for the three months ended June 30, 2001. Equipment sales and leasing expenses decreased $11.9 million, or 36.5%, to $20.7 million for the six months ended June 30, 2002, compared with $32.6 million for the six months ended June 30, 2001. Significant components of the decreases were:

o a decrease of $1.5 million and $5.3 million in new and used equipment expenses for the three and six months ended June 30, 2002 as compared to the corresponding periods in 2001 directly related to the decrease in new and used equipment revenue;

o a $2.1 million and a $3.4 million decrease in rental expenses for the three and six months ended June 30, 2002 as compared to the corresponding periods in 2001 primarily due to the decrease in rental revenue for the three and six months ended June 30, 2002;

o a decrease of $0.3 million and $0.2 million in general and administrative expenses for the three and six months ended June 30, 2002 as compared to the corresponding periods in 2001 primarily due to cost reduction measures put into place, partially offset by costs associated with the bankruptcy process; and

o a decrease of $1.0 million and $1.9 million in parts, service and supplies expenses for the three and six months ended June 30, 2002 as compared to the corresponding periods in 2001 primarily as a result of the decrease in parts, service and supplies revenues for the same periods.

Corporate General and Administrative Expenses

Corporate general and administrative expenses totaled $1.0 million and $2.2 million for the three and six months ended June 30, 2002, respectively, as compared to $0.5 million and $1.0 million for the three and six months ended June 30, 2001. The increases are primarily related to increases in general corporate overhead costs, such as legal and accounting costs, related to the Settlement Agreement and the proposed prepackaged bankruptcy.

INVESTMENT INCOME (LOSS)

Investment income (loss) decreased $7.0 million or 206%, to a ($3.6) million loss for the three months ended June 30, 2002, compared with income of $3.4 million for the three months ended June 30, 2001. Investment income (loss) decreased $11.9 million or 153%, to a ($4.1) million loss for the six months ended June 30, 2002, compared with income of $7.8 million for the six months ended June 30, 2001. The decreases are attributable to the decreases in the fair value of the Company's Magellan warrants resulting in investment losses as compared with income for the corresponding period in 2001.

EQUITY IN EARNINGS (LOSS) OF UNCONSOLIDATED SUBSIDIARIES

Equity in earnings (loss) of unconsolidated subsidiaries decreased $1.7 million or 54.8%, to ($1.4) million for the three months ended June 30, 2002, compared with a loss of ($3.1) million for the three months ended June 30, 2001. The decrease is primarily due to the Company not recording any additional losses related to its investment in AmeriCold Logistics since the Company's share of historical losses were in excess of its investment balance.

Equity in earnings (loss) of unconsolidated subsidiaries decreased $2.3 million or 52.3%, to ($2.1) million for the six months ended June 30, 2002, compared with a loss of ($4.4) million for the six months ended June 30, 2001. The six month decrease was primarily due to equity in loss of AmeriCold Logistics in the amount of $(0.7) million and to the realization of other comprehensive income/loss of ($1.4) million.

OTHER (INCOME) EXPENSE

Other (income) expense decreased $0.9 million, or 39.1%, to $1.4 million for the three months ended June 30, 2002, compared with $2.3 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, other (income) expenses decreased $2.2 million, or 37.3%, to $3.7 million, compared with $5.9 million for the six months ended June 30, 2001. Significant components of the decreases were primarily attributable to net decreases in interest expense of $0.5 million and $2.0 million for the three and six months ended June 30, 2002.


INCOME TAX PROVISION (BENEFIT)

Income tax benefit of $0.6 million for the three months ended June 30, 2002 represents a decrease of $0.5 million from the $1.1 million benefit provided for the three months ended June 30, 2001. Income tax benefit of $2.0 million for the six months ended June 30, 2002 represents a decrease of $1.2 million from the $3.2 million benefit provided for the six months ended June 30, 2001. Income tax provision attributable to discontinued operations for the six months ended June 30, 2002 was comprised of a $2.2 million expense for the Hospitality segment and a $0.3 million expense for the Land Development segment. Income tax provision for the six months ended June 30, 2002 of $17.9 was attributable to the gain from the disposal of discontinued operations resulting primarily from the cancellation of corporate level indebtedness pursuant to the Settlement Agreement.

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

MINORITY INTERESTS

Minority interests were eliminated as a result of the assignment of the Land Development and Hospitality segments to Crescent Equities pursuant to the Settlement Agreement.

DISCONTINUED OPERATIONS

Pursuant to the Settlement Agreement, the Company's transferred its interests in the Hospitality and Land Development segments as of February 14, 2002 and March 22, 2002. The Company had a deminimus loss from discontinued operations related to the Hospitality and Land Development segments for the three months ending June 30, 2002. The Company realized income from discontinued operations of $3.3 million, after minority interest of $1.9 million and a $2.5 million income tax expense, related to the Hospitality and Land Development segments for the six months ended June 30, 2002. The gain on disposal of discontinued operations was $0.5 million, net of a $0.3 million income tax expense, for the three months ended June 30, 2002 and $26.8 million, net of a $17.9 million income tax expense, for the six months ended June 30, 2002.

In December 2001, the Company adopted Statements of Financial Accounting Standards SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (See Note 12). SFAS No. 144 broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. During the second quarter of 2002, Crescent Machinery closed down five branch locations and is currently in the process of closing two additional branch locations. The Company realized a $0.1 decrease in loss from discontinued operations related to the Equipment Sales and Leasing segment for the three months ended June 30, 2002 as compared to the corresponding period in 2001. The Company realized a $0.2 million increase in loss from discontinued operations related to the Equipment Sales and Leasing segment for the six months ended June 30, 2002 as compared to the corresponding period in 2001.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Cumulative effect of change in accounting principle decreased $9.5 million, or 100%, for the six months ended June 30, 2002 as compared to the corresponding period in 2001. The change from the prior period was due to the prior year's adoption of SFAS No. 133 on January 1, 2001, whereby the Company realized a $9.5 million loss related to its investment in Magellan warrants, calculated as the difference between the original cost of the Magellan warrants of $12.5 million and their estimated fair value at December 31, 2001, $3.0 million, as calculated using the Black-Scholes pricing model.

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

The Settlement Agreement significantly restricts Crescent Operating's ability to access capital resources. Among other things, the Settlement Agreement limits Crescent Operating's ability to incur additional indebtedness, incur liens, pay dividends or make certain other restrictive payments. Based on these restrictions in the Settlement Agreement and Crescent Operating's current financial condition, it is unlikely that Crescent Operating would have access to any third-party financing. In connection with the Settlement Agreement, Crescent Real Estate did provide Crescent Operating with a $3.2 million facility to provide liquidity during the pendency of the bankruptcy case. Pursuant to this facility, Crescent Real Estate will fund only Crescent Operating's out-of-pocket operating expenses through the bankruptcy. The Company is in the process of responding to the Securities and Exchange Commission's comments on its proposed proxy statement. The Company anticipates filing its proxy statement in the third quarter of 2002, obtaining shareholder approval in the fourth quarter of 2002 and filing for bankruptcy in the fourth quarter of 2002.

Interest payments and rent payments due to Crescent Real Estate, accrued but deferred as of June 30, 2002, totaled approximately $8.3 million and $23.7 million, respectively.

CASH FLOWS

Cash and cash equivalents include amounts from all consolidated subsidiaries, including subsidiaries not wholly owned. Changes, therefore, do not necessarily represent increases or decreases in cash directly available to the Company.

Cash and cash equivalents were $6.0 million and $13.9 million at June 30, 2002 and December 31, 2001, respectively (see Note 1). The 56.8% decrease is attributable to $12.4 million and $0.3 million of cash used in investing and financing activities, respectively, partially offset by $4.9 million of cash provided by operating activities.

OPERATING ACTIVITIES

Net cash flows provided by operating activities for the six months ended June 30, 2002 were $4.9 million compared with net cash used in operating activities of $107.7 million for the six months ended June 30, 2001. The Company's inflow of cash provided by operating activities of $4.9 million was primarily attributable to inflows from:

o    net income of $13.8 million;

o    a decrease in accounts receivable of $5.3 million; and

o    an increase in accounts payable and accrued expenses - CEI of $2.3 million.

The inflow of cash provided by operating activities was partially offset by outflows from:

o    an increase in prepaid expenses and current assets of $0.5 million; and

o    an increase in inventories of $0.2 million.

INVESTING ACTIVITIES

Net cash flows used in investing activities for the six months ended June 30, 2002 were $12.4 million compared with net cash used in investing activities of $14.1 million for the six months ended June 30, 2001. The Company's outflow of cash used in investing activities of $12.4 million was primarily attributable to outflows from:

o disposition of business interests, net of cash transferred of $15.8 million.

The outflow of cash used in investing activities was partially offset by inflows from:

o    net proceeds from the sale of property and equipment of $3.4 million.


FINANCING ACTIVITIES

Net cash flows used in financing activities for the six months ended June 30, 2002 were $0.3 million compared with net cash provided by financing activities of $96.9 million for the six months ended June 30, 2001. The Company's outflow of cash used in financing activities of $0.3 million was primarily attributable to outflow from:

o    payments of all long-term debt of $2.9 million.

The outflow of cash provided by financing activities was partially offset by inflows from:

o    proceeds of all long-term debt of $2.7 million.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 2001, there have been no material changes to the information regarding market risk as set forth in the Company's Form 10-K for the year ended December 31, 2001.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 10, 2002, the attorneys for the Official Unsecured Creditors Committee of Crescent Machinery Company delivered a letter to Crescent Operating and to certain of its current and former officers and directors. In the letter, the creditors committee alleges that Crescent Operating and others have substantial liability for certain actions and failures to act by Crescent Operating and certain of its officers and directors that caused damage to Crescent Machinery. If a lawsuit is filed by the creditors committee, Crescent Operating intends to vigorously defend any claims asserted. Crescent Operating does not believe the claims asserted in the creditors committee's letter have any merit. However, there is a risk that substantial delays could result from the process whereby the creditors committee's claim is adjudicated and there is further risk that if the creditors committee were ultimately successful in the prosecution of its claim, Crescent Operating may be unable to make any distribution to its stockholders.


ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Prior to filing a voluntary petition in bankruptcy on February 6, 2002, Crescent Machinery was in default on certain major loans from commercial institutions due to Crescent Machinery's decision not to pay the principal portion of payment installments due since September 2001. Outstanding principal amounts under payment default by Crescent Machinery totaled $58.1 million at June 30, 2002. Prior to the commencement of bankruptcy proceedings, Crescent Machinery's lenders did not exercise remedies available for Crescent Machinery's payment default, and Crescent Machinery and those lenders engaged in negotiations about the defaults and about modifying certain terms, including payment obligations, of the existing credit lines. Crescent Machinery did reach an agreement with certain lenders to take back the financed equipment and limit Crescent Machinery's exposure to shortfall on the sale of the equipment.

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

As a part of the acquisitions of E.L. Lester and Company ("Lester") and Harvey Equipment Center, Inc. ("Harvey"), Crescent Operating issued notes payable in the amount of $6.0 million and $1.2 million, respectively (the "Equipment Acquisition Notes"). All principal and unpaid interest on these notes are due July 2002 and July 2003, respectively. On February 15, 2002, Crescent Partnership purchased Equipment Acquisition Notes from the note holders. As of August 14, 2002, Crescent Operating was in default on payment of principal and interest on these notes.

The aggregate outstanding amounts under default by the Company owed to Crescent Real Estate as of June 30, 2002 totaled $66.6 million, comprised of $23.7 million of deferred rent obligations and $42.9 million of accrued interest and principal. The aggregate outstanding amounts under default by the Company owed to Crescent Real Estate as of August 14, 2002 totaled $67.6 million, comprised of $23.7 million of deferred rent obligations and $43.9 million of accrued interest and principal.

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

          10.75 Lease Agreement dated as of June 15, 1999, between Crescent Real Estate Funding III, L.P. and COI Hotel Group, Inc., relating to the Renaissance Houston Hotel (filed as Exhibit
                    10.75 to June 30, 1999 Form 10-Q and incorporated by reference herein)

          10.76 Guaranty of Lease dated June 15, 1999, by Crescent Operating, Inc. for the benefit of Crescent Real Estate Funding III, L.P., relating to Renaissance Houston Hotel (filed as Exhibit 10.76 to June 30, 1999 Form 10-Q and incorporated by reference herein)

          10.77 Asset Management Agreement dated as of January 1, 1999, between Crescent Real Estate Equities Limited Partnership and COI Hotel Group, Inc., relating to the Omni Austin Hotel (filed as Exhibit 10.77 to June 30, 1999 Form 10-Q and incorporated by reference herein)

          10.78 Agreement dated June 11, 1999, by and between Gerald W. Haddock and Crescent Operating, Inc. and its subsidiaries and affiliates (filed as Exhibit 10.78 to June 30, 1999 Form 10-Q and incorporated by reference herein)

          10.79 Stock Purchase Agreement dated as of July 15, 1999, by and among E. L. Lester & Company, Incorporated, E. L. Lester, Jr., Howard T. Tellepsen II, Karen Tellepsen, Tom Tellepsen II, Linda Lester Griffen, Crescent Operating, Inc. and Crescent Machinery Company (filed as Exhibit 10.79 to the Company's September 30, 1999 Form 10-Q ("September 30, 1999 Form 10-Q") and incorporated by reference herein)

          10.80 Stock Purchase Agreement dated as of July 8, 1999, by and among Solveson Crane Rental, Inc., Solveson Family Revocable Trust, and Crescent Machinery Company (filed as Exhibit
                    10.80 to September 30, 1999 Form 10-Q and incorporated by reference herein)

          10.81 Second Amendment to Credit Agreement effective as of August 27, 1999, among Crescent Operating, Inc., Bank of America,
                    N. A. (formerly NationsBank, N. A.), and the Support Parties identified therein (filed as Exhibit 10.81 to September 30, 1999 Form 10-Q and incorporated by reference herein)

          10.82 First Amendment to 1997 Crescent Operating, Inc. Management Stock Incentive Plan (filed as Exhibit 10.82 to the Company's December 31, 1999 Form 10-K ("December 31, 1999 Form 10-K") and incorporated by reference herein)

          10.83 Form of Sales and Service Agreement between BLAW KNOX Construction Equipment Corporation and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit
                    10.83 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.84 Form of Heavy Equipment Distributor Agreement between Compaction America, Inc. and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.84 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.85 Form of Gradall Equipment Distributor Agreement between The Gradall Company and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.85 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.86 Form of Distributor Selling Agreement between Ingersoll-Rand Company and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.86 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.87 Form of JCB Dealership Agreement between JCB Inc. and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.87 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.88 Form of Distributor Agreement between LBX Company, LLC, and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.88 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.89 Form of Distributor Agreement between Liebherr Construction Equipment Co. and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.89 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.90 Form of Distributor Agreement between Link-Belt Construction Equipment Company and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.90 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.91 Form of Dealer Floor Plan Financing and Security Agreement between General Electric Capital Corporation and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.91 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.92 Taxable REIT Subsidiary Election Agreement dated December 17, 1999, among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Operating, Inc. and Crescent Development Management Corp. (filed as Exhibit 10.92 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.93 Taxable REIT Subsidiary Election Agreement dated December 17, 1999, among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Operating, Inc. and Crescent CS Holdings II Corp. (filed as
                    Exhibit 10.93 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.94 Taxable REIT Subsidiary Election Agreement dated December 17, 1999, among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Operating, Inc. and Crescent CS Holdings Corp. (filed as
                    Exhibit 10.94 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.95 Taxable REIT Subsidiary Election Agreement dated December 17, 1999, among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Operating, Inc. and Desert Mountain Development Corp. (filed as Exhibit 10.95 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.96 Taxable REIT Subsidiary Election Agreement dated December 17, 1999, among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Operating, Inc. and The Woodlands Land Company, Inc. (filed as Exhibit 10.96 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.97 $19.5 Million Credit and Security Agreement affective as of March 11, 1999, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. with related Promissory Note (filed as Exhibit 10.97 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.98 First Amendment to Credit and Security Agreement effective as of March 11, 1999, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed as
                    Exhibit 10.98 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.99 Third Amendment to Amended and Restated Credit and Security Agreement effective as of March 11, 1999, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed as Exhibit 10.99 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.100 Third Amendment to Line of Credit Credit and Security Agreement effective as of March 11, 1999, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed as Exhibit 10.100 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.101 Agreements for Wholesale Financing (with Addendum) between Deutsche Financial Services Corporation and, respectively, Western Traction Company, Machinery Inc., Solveson Crane Rentals Inc., Harvey Equipment Center Inc., and Crescent Machinery Company, with Guarantees (filed as Exhibit 10.101 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.102 Master Security Agreements between Associates Commercial Corporation and, respectively, Crescent Machinery Company and Western Traction Company; Security Agreement between Associates Commercial Corporation and Western Traction Company; Addendum; and Continuing Guaranty by Crescent Machinery Company (filed as Exhibit 10.102 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.103 First Amendment to Amended and Restated Credit Agreement dated as of December 20, 1999, between Crescent Real Estate Equities Limited Partnership and Crescent Development Management Corp. with related Line of Credit Note and letter amendment to related security agreement (filed as Exhibit
                    10.103 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.104 $5,600,000 Promissory Note dated February 28, 2000, made by East West Resorts, LLC payable to Crescent Real Estate Equities Limited Partnership (filed as Exhibit 10.104 to the Company's March 31, 2000 Form 10-Q ("March 31, 2000 Form 10-Q") and incorporated by reference herein)

          10.105 Mutual Termination of Asset Management Agreement for Omni Austin Hotel, Austin, Texas, effective January 31, 2000, between Crescent Real Estate Equities Limited Partnership and COI Hotel Group, Inc. (filed as Exhibit 10.105 to March 31, 2000 Form 10-Q and incorporated by reference herein)

          10.106 Master Asset Management and Administrative Services Agreement dated February 1, 2000, by and among Sonoma Management Corp. I, Crescent Operating, Inc. and each of its subsidiaries identified therein (filed as Exhibit 10.106 to March 31, 2000 Form 10-Q and incorporated by reference herein)

          10.107 Management Agreement effective February 1, 2000, between Sonoma Management Corp. I, as Manager, and Crescent Real Estate Funding VIII, L.P., as Owner and assignor to the Company, relating to Ventana Inn & Spa (filed as Exhibit
                    10.107 to March 31, 2000 Form 10-Q and incorporated by reference herein)

          10.108 Management Agreement effective February 1, 2000, between Sonoma Management Corp. I, as Manager, and Crescent Real Estate Funding VIII, L.P., as Owner and assignor to the Company, relating to Sonoma Mission Inn Golf and Country Club (filed as Exhibit 10.108 to March 31, 2000 Form 10-Q and incorporated by reference herein)

          10.109 Management Agreement effective February 1, 2000, between Sonoma Management Corp. I, as Manager, and Crescent Real Estate funding VIII, L.P., as Owner and assignor to the Company, relating to Sonoma Mission Inn and Spa (filed as
                    Exhibit 10.109 to March 31, 2000 Form 10-Q and incorporated by reference herein)

          10.110 Termination of Lease Agreement for The Four Seasons Hotel, Houston, effective November 3, 2000, between COI Hotel Group, Inc. and Crescent Real Estate Funding IX, L.P. (filed as Exhibit 10.110 to the Company's September 30, 2000 Form 10-Q ("September 30, 2000 Form 10-Q") and incorporated by reference herein)

          10.111 First Amendment to Credit and Security agreement effective February 1, 2000, between Crescent Realty Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $19.5 Million Credit and Security Agreement effective March 11, 1999 (filed as Exhibit 10.111 to September 30, 2000 Form 10-Q and incorporated by reference herein)

          10.112 Second Amendment to Credit and Security Agreement effective February 1, 2000, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $9 Million Credit and Security Agreement effective September 21, 1998 (filed as Exhibit 10.112 to September 30, 2000 Form 10-Q and incorporated by reference herein)

          10.113 Fourth Amendment to Amended and Restated Credit and Security Agreement effective February 1, 2000, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Amended and Restated Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.113 to September 30, 2000 Form 10-Q and incorporated by reference herein)

          10.114 Fourth Amendment to Line of Credit Credit and Security Agreement effective February 1, 2000, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.114 to September 30, 2000 Form 10-Q and incorporated by reference herein)

          10.115 Credit Agreement dated September 21, 2000, between Crescent Development Management Corp., as borrower, and Crescent Real Estate Equities Limited Partnership, as lender, and related Line of Credit Note and Security Agreement (filed as Exhibit
                    10.115 to December 31, 2000 Form 10-K and incorporated by reference herein)

          10.116    Assignment of Interest in East West Resorts, LLC (CDMC to
                    COPI); Assignment of Interest in East West Resorts, LLC (COPI to CDMC); and Assignment, Assumption and Consent Agreement dated December 31, 2000, among Crescent Development Management Corp., Crescent Development Management Corp. II, and Crescent Real Estate Equities Limited Partnership (filed as Exhibit 10.116 to December 31, 2000 Form 10-K and incorporated by reference herein)

          10.117 Assignment of Membership Interest dated December 29, 2000 between Crescent Operating, Inc. and Rockwood Financial Group, Inc.; Assignment of Membership Interest dated December 29, 2000 between COPI CBHS Holdings, L.P. and Rockwood Financial Group, Inc.; and related Indemnification Agreement dated December 29, 2000 among COPI CBHS Holdings, L.P., Crescent Operating, Inc. and Rockwood Financial Group, Inc. (filed as Exhibit 10.117 to December 31, 2000 Form 10-K and incorporated by reference herein)

          10.118    Severance Agreement dated February 5, 2001, between Richard
                    P. Knight and Crescent Operating, Inc. and Crescent Machinery Company (filed as Exhibit 10.118 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.119 Second Amendment to Credit and Security Agreement effective January 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $19.5 million Credit and Security Agreement effective March 11, 1999 (filed as Exhibit 10.119 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.120 Third Amendment to Credit and Security Agreement effective January 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $9.0 million Credit and Security Agreement effective September 21, 1998 (filed as Exhibit 10.120 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.121 Fifth Amendment to Line of Credit Credit and Security Agreement effective January 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.121 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.122 Fifth Amendment to Amended and Restated Credit and Security Agreement effective January 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Amended and Restated Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.122 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.123 Third Amendment to Credit and Security Agreement effective February 15, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $19.5 million Credit and Security Agreement effective March 11, 1999 (filed as Exhibit 10.123 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.124 Fourth Amendment to Credit and Security Agreement effective February 15, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $9.0 million Credit and Security Agreement effective September 21, 1998 (filed as Exhibit 10.124 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.125 Sixth Amendment to Line of Credit Credit and Security Agreement effective February 15, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating,

                    Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.125 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.126 Sixth Amendment to Amended and Restated Credit and Security Agreement effective February 15, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Amended and Restated Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.126 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.127 Fourth Amendment to Credit and Security Agreement effective March 5, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $19.5 million Credit and Security Agreement effective March 11, 1999 (filed as Exhibit 10.127 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.128 Fifth Amendment to Credit and Security Agreement effective March 5, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $9.0 million Credit and Security Agreement effective September 21, 1998 (filed as Exhibit 10.128 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.129 Seventh Amendment to Line of Credit Credit and Security Agreement effective March 5, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.129 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.130 Seventh Amendment to Amended and Restated Credit and Security Agreement effective March 5, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Amended and Restated Credit and Security Agreement effective May 21, 1997 (filed as Exhibit
                    10.130 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.131 Management Rights Agreement dated as of February 6, 2001, by and among Crescent Operating, Inc., Crescent Machinery Company, Crescent Machinery Company, LP, and SunTX Capital Management Corp. (filed as Exhibit 10.131 to June 30, 2001 Form 10-Q and incorporated by reference herein)

          10.132 Fifth Amendment to Credit and Security Agreement effective June 28, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $19.5 million Credit and Security Agreement effective March 11, 1999 (filed as Exhibit 10.132 to the Company's December 31, 2001 Form 10-K ("December 31, 2001 Form 10-K") and incorporated by reference herein)

          10.133 Sixth Amendment to Credit and Security Agreement effective June 28, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $9.0 million Credit and Security Agreement effective September 21, 1998 (filed as Exhibit 10.133 to December 31, 2001 Form 10-K and incorporated by reference herein)

          10.134 Eighth Amendment to Line of Credit Credit and Security Agreement effective June 28, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.134 to December 31, 2001 Form 10-K and incorporated by reference herein)

          10.135 Eighth Amendment to Amended and Restated Credit and Security Agreement effective June 28, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Amended and Restated Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.135 to December 31, 2001 Form 10-K and incorporated by reference herein)

          10.136 Sixth Amendment to Credit and Security Agreement effective October 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $19.5 million Credit and Security Agreement effective March 11, 1999 (filed as Exhibit 10.136 to December 31, 2001 Form 10-K and incorporated by reference herein)

          10.137 Seventh Amendment to Credit and Security Agreement effective October 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $9.0 million Credit and Security Agreement effective September 21, 1998 (filed as Exhibit 10.137 to December 31, 2001 Form 10-K and incorporated by reference herein)

          10.138 Ninth Amendment to Line of Credit Credit and Security Agreement effective October 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.138 to December 31, 2001 Form 10-K and incorporated by reference herein)

          10.139 Ninth Amendment to Amended and Restated Credit and Security Agreement effective October 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Amended and Restated Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.139 to December 31, 2001 Form 10-K and incorporated by reference herein)

          10.140 Agreement for the Purchase and Sale of Assets and Stock dated June 28, 2001 by and among Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc., Rosestar Management LLC, Canyon Ranch Leasing, L.L.C., Wine Country Hotel, LLC, Rosestar Southwest, LLC, COI Hotel Group, Inc. and COPI Colorado, LP (filed as Annex A to Proxy Statement for 2001 Annual Meeting of Shareholders and incorporated by reference herein)

          10.141 Amended and Restated Securities Purchase Agreement, made and entered into as of June 28, 2001, amended and restated as of October 31, 2001 by and among Crescent Machinery Company, L.P., Crescent Machinery Holdings, L.P., CMC GP, LLC, Crescent Machinery Company, Crescent Operating, Inc., COPI Colorado, LP, CRE Equipment Holdings, LLC, Crescent Real Estate Equities Limited Partnership, and SunTX CMLP, Inc. (filed as Annex E to Proxy Statement for 2001 Annual Meeting of Shareholders and incorporated by reference herein)

          10.142 Third Amendment to Credit Agreement effective as of August 27, 2001, among Crescent Operating, Inc., Bank of America, N.A. (formerly NationsBank, N.A.), and the Support Parties identified therein (filed as Exhibit 10.142 to December 31, 2001 Form 10-K and incorporated by reference herein)

          10.143 Fourth Amendment to Credit Agreement effective as of November 27, 2001, among Crescent Operating, Inc., Bank of America, N.A. (formerly NationsBank, N.A.), and the Support Parties identified therein, together with related $15.0 million promissory note (filed as Exhibit 10.143 to December 31, 2001 Form 10-K and incorporated by reference herein)

          10.144 Fifth Amendment to Credit Agreement effective as of December 31, 2001, among Crescent Operating, Inc., Bank of America, N.A. (formerly NationsBank, N.A.), and the Support Parties identified therein, together with related $15.0 million promissory note, modified and extended as of December 31, 2001 (filed as Exhibit 10.144 to December 31, 2001 Form 10-K and incorporated by reference herein)

          10.145 Assignment/Pledge (Security Agreement) effective as of December 31, 2001 by Crescent Operating to Bank of America, N.A. (formerly NationsBank, N.A.) (filed as Exhibit 10.145 to December 31, 2001 Form 10-K and incorporated by reference herein)

          10.146 Settlement Agreement dated as of February 14, 2002, by and among Crescent Real Estate Equities Limited Partnership, Crescent Real Estate Equities Company and Crescent Operating, Inc., Rosestar Management LLC, Canyon Ranch Leasing, L.L.C., Wine Country Hotel, LLC, Rosestar Southwest, LLC and COI Hotel Group, Inc. (filed as Exhibit
                    2.1 to the Company's Current Report on Form 8-K filed March 1, 2002, and incorporated by reference herein)

          10.147 Promissory Note, dated as of February 14, 2002, executed by Crescent Operating, Inc. and payable to Crescent Real Estate Equities Limited Partnership in the amount of $8,575,000.00 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed March 1, 2002, and incorporated by reference herein)


(b)  Reports on Form 8-K

On May 10, 2002, Crescent Operating amended its Current Report on Form 8-K filed March 1, 2002, to file under Paragraph (b) (Pro forma financial information) of Item 7 (Financial Statements and Exhibits), pursuant to its previous undertaking, the Pro Forma Consolidated Balance Sheet (unaudited) of the Company as of December 31, 2001 and the Pro Forma Consolidated Statement of Operations (unaudited) of the Company for the year ended December 31, 2001, being the financial statements required in connection with the disposition of its Land Development and Hospitality segments to Crescent Partnership pursuant to the Settlement Agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 22nd day of August, 2002.

                                  CRESCENT OPERATING, INC.
                                  (Registrant)




                                  By  /s/ Jeffrey L. Stevens
                                      ------------------------------------------
                                      Jeffrey L. Stevens
                                      President, Chief Executive Officer,
                                      Chief Financial and Accounting Officer

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

          10.75 Lease Agreement dated as of June 15, 1999, between Crescent Real Estate Funding III, L.P. and COI Hotel Group, Inc., relating to the Renaissance Houston Hotel (filed as Exhibit
                    10.75 to June 30, 1999 Form 10-Q and incorporated by reference herein)

          10.76 Guaranty of Lease dated June 15, 1999, by Crescent Operating, Inc. for the benefit of Crescent Real Estate Funding III, L.P., relating to Renaissance Houston Hotel (filed as Exhibit 10.76 to June 30, 1999 Form 10-Q and incorporated by reference herein)

          10.77 Asset Management Agreement dated as of January 1, 1999, between Crescent Real Estate Equities Limited Partnership and COI Hotel Group, Inc., relating to the Omni Austin Hotel (filed as Exhibit 10.77 to June 30, 1999 Form 10-Q and incorporated by reference herein)

          10.78 Agreement dated June 11, 1999, by and between Gerald W. Haddock and Crescent Operating, Inc. and its subsidiaries and affiliates (filed as Exhibit 10.78 to June 30, 1999 Form 10-Q and incorporated by reference herein)

          10.79 Stock Purchase Agreement dated as of July 15, 1999, by and among E. L. Lester & Company, Incorporated, E. L. Lester, Jr., Howard T. Tellepsen II, Karen Tellepsen, Tom Tellepsen II, Linda Lester Griffen, Crescent Operating, Inc. and Crescent Machinery Company (filed as Exhibit 10.79 to the Company's September 30, 1999 Form 10-Q ("September 30, 1999 Form 10-Q") and incorporated by reference herein)

          10.80 Stock Purchase Agreement dated as of July 8, 1999, by and among Solveson Crane Rental, Inc., Solveson Family Revocable Trust, and Crescent Machinery Company (filed as Exhibit
                    10.80 to September 30, 1999 Form 10-Q and incorporated by reference herein)

          10.81 Second Amendment to Credit Agreement effective as of August 27, 1999, among Crescent Operating, Inc., Bank of America,
                    N. A. (formerly NationsBank, N. A.), and the Support Parties identified therein (filed as Exhibit 10.81 to September 30, 1999 Form 10-Q and incorporated by reference herein)

          10.82 First Amendment to 1997 Crescent Operating, Inc. Management Stock Incentive Plan (filed as Exhibit 10.82 to the Company's December 31, 1999 Form 10-K ("December 31, 1999 Form 10-K") and incorporated by reference herein)

          10.83 Form of Sales and Service Agreement between BLAW KNOX Construction Equipment Corporation and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit
                    10.83 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.84 Form of Heavy Equipment Distributor Agreement between Compaction America, Inc. and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.84 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.85 Form of Gradall Equipment Distributor Agreement between The Gradall Company and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.85 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.86 Form of Distributor Selling Agreement between Ingersoll-Rand Company and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.86 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.87 Form of JCB Dealership Agreement between JCB Inc. and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.87 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.88 Form of Distributor Agreement between LBX Company, LLC, and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.88 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.89 Form of Distributor Agreement between Liebherr Construction Equipment Co. and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.89 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.90 Form of Distributor Agreement between Link-Belt Construction Equipment Company and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.90 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.91 Form of Dealer Floor Plan Financing and Security Agreement between General Electric Capital Corporation and certain of Crescent Machinery Company and its subsidiaries (filed as Exhibit 10.91 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.92 Taxable REIT Subsidiary Election Agreement dated December 17, 1999, among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Operating, Inc. and Crescent Development Management Corp. (filed as Exhibit 10.92 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.93 Taxable REIT Subsidiary Election Agreement dated December 17, 1999, among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Operating, Inc. and Crescent CS Holdings II Corp. (filed as
                    Exhibit 10.93 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.94 Taxable REIT Subsidiary Election Agreement dated December 17, 1999, among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Operating, Inc. and Crescent CS Holdings Corp. (filed as
                    Exhibit 10.94 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.95 Taxable REIT Subsidiary Election Agreement dated December 17, 1999, among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Operating, Inc. and Desert Mountain Development Corp. (filed as Exhibit 10.95 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.96 Taxable REIT Subsidiary Election Agreement dated December 17, 1999, among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Operating, Inc. and The Woodlands Land Company, Inc. (filed as Exhibit 10.96 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.97 $19.5 Million Credit and Security Agreement affective as of March 11, 1999, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. with related Promissory Note (filed as Exhibit 10.97 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.98 First Amendment to Credit and Security Agreement effective as of March 11, 1999, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed as
                    Exhibit 10.98 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.99 Third Amendment to Amended and Restated Credit and Security Agreement effective as of March 11, 1999, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed as Exhibit 10.99 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.100 Third Amendment to Line of Credit Credit and Security Agreement effective as of March 11, 1999, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed as Exhibit 10.100 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.101 Agreements for Wholesale Financing (with Addendum) between Deutsche Financial Services Corporation and, respectively, Western Traction Company, Machinery Inc., Solveson Crane Rentals Inc., Harvey Equipment Center Inc., and Crescent Machinery Company, with Guarantees (filed as Exhibit 10.101 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.102 Master Security Agreements between Associates Commercial Corporation and, respectively, Crescent Machinery Company and Western Traction Company; Security Agreement between Associates Commercial Corporation and Western Traction Company; Addendum; and Continuing Guaranty by Crescent Machinery Company (filed as Exhibit 10.102 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.103 First Amendment to Amended and Restated Credit Agreement dated as of December 20, 1999, between Crescent Real Estate Equities Limited Partnership and Crescent Development Management Corp. with related Line of Credit Note and letter amendment to related security agreement (filed as Exhibit
                    10.103 to December 31, 1999 Form 10-K and incorporated by reference herein)

          10.104 $5,600,000 Promissory Note dated February 28, 2000, made by East West Resorts, LLC payable to Crescent Real Estate Equities Limited Partnership (filed as Exhibit 10.104 to the Company's March 31, 2000 Form 10-Q ("March 31, 2000 Form 10-Q") and incorporated by reference herein)

          10.105 Mutual Termination of Asset Management Agreement for Omni Austin Hotel, Austin, Texas, effective January 31, 2000, between Crescent Real Estate Equities Limited Partnership and COI Hotel Group, Inc. (filed as Exhibit 10.105 to March 31, 2000 Form 10-Q and incorporated by reference herein)

          10.106 Master Asset Management and Administrative Services Agreement dated February 1, 2000, by and among Sonoma Management Corp. I, Crescent Operating, Inc. and each of its subsidiaries identified therein (filed as Exhibit 10.106 to March 31, 2000 Form 10-Q and incorporated by reference herein)

          10.107 Management Agreement effective February 1, 2000, between Sonoma Management Corp. I, as Manager, and Crescent Real Estate Funding VIII, L.P., as Owner and assignor to the Company, relating to Ventana Inn & Spa (filed as Exhibit
                    10.107 to March 31, 2000 Form 10-Q and incorporated by reference herein)

          10.108 Management Agreement effective February 1, 2000, between Sonoma Management Corp. I, as Manager, and Crescent Real Estate Funding VIII, L.P., as Owner and assignor to the Company, relating to Sonoma Mission Inn Golf and Country Club (filed as Exhibit 10.108 to March 31, 2000 Form 10-Q and incorporated by reference herein)

          10.109 Management Agreement effective February 1, 2000, between Sonoma Management Corp. I, as Manager, and Crescent Real Estate funding VIII, L.P., as Owner and assignor to the Company, relating to Sonoma Mission Inn and Spa (filed as
                    Exhibit 10.109 to March 31, 2000 Form 10-Q and incorporated by reference herein)

          10.110 Termination of Lease Agreement for The Four Seasons Hotel, Houston, effective November 3, 2000, between COI Hotel Group, Inc. and Crescent Real Estate Funding IX, L.P. (filed as Exhibit 10.110 to the Company's September 30, 2000 Form 10-Q ("September 30, 2000 Form 10-Q") and incorporated by reference herein)

          10.111 First Amendment to Credit and Security agreement effective February 1, 2000, between Crescent Realty Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $19.5 Million Credit and Security Agreement effective March 11, 1999 (filed as Exhibit 10.111 to September 30, 2000 Form 10-Q and incorporated by reference herein)

          10.112 Second Amendment to Credit and Security Agreement effective February 1, 2000, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $9 Million Credit and Security Agreement effective September 21, 1998 (filed as Exhibit 10.112 to September 30, 2000 Form 10-Q and incorporated by reference herein)

          10.113 Fourth Amendment to Amended and Restated Credit and Security Agreement effective February 1, 2000, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Amended and Restated Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.113 to September 30, 2000 Form 10-Q and incorporated by reference herein)

          10.114 Fourth Amendment to Line of Credit Credit and Security Agreement effective February 1, 2000, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.114 to September 30, 2000 Form 10-Q and incorporated by reference herein)

          10.115 Credit Agreement dated September 21, 2000, between Crescent Development Management Corp., as borrower, and Crescent Real Estate Equities Limited Partnership, as lender, and related Line of Credit Note and Security Agreement (filed as Exhibit
                    10.115 to December 31, 2000 Form 10-K and incorporated by reference herein)

          10.116    Assignment of Interest in East West Resorts, LLC (CDMC to
                    COPI); Assignment of Interest in East West Resorts, LLC (COPI to CDMC); and Assignment, Assumption and Consent Agreement dated December 31, 2000, among Crescent Development Management Corp., Crescent Development Management Corp. II, and Crescent Real Estate Equities Limited Partnership (filed as Exhibit 10.116 to December 31, 2000 Form 10-K and incorporated by reference herein)

          10.117 Assignment of Membership Interest dated December 29, 2000 between Crescent Operating, Inc. and Rockwood Financial Group, Inc.; Assignment of Membership Interest dated December 29, 2000 between COPI CBHS Holdings, L.P. and Rockwood Financial Group, Inc.; and related Indemnification Agreement dated December 29, 2000 among COPI CBHS Holdings, L.P., Crescent Operating, Inc. and Rockwood Financial Group, Inc. (filed as Exhibit 10.117 to December 31, 2000 Form 10-K and incorporated by reference herein)

          10.118    Severance Agreement dated February 5, 2001, between Richard
                    P. Knight and Crescent Operating, Inc. and Crescent Machinery Company (filed as Exhibit 10.118 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.119 Second Amendment to Credit and Security Agreement effective January 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $19.5 million Credit and Security Agreement effective March 11, 1999 (filed as Exhibit 10.119 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.120 Third Amendment to Credit and Security Agreement effective January 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $9.0 million Credit and Security Agreement effective September 21, 1998 (filed as Exhibit 10.120 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.121 Fifth Amendment to Line of Credit Credit and Security Agreement effective January 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.121 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.122 Fifth Amendment to Amended and Restated Credit and Security Agreement effective January 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Amended and Restated Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.122 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.123 Third Amendment to Credit and Security Agreement effective February 15, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $19.5 million Credit and Security Agreement effective March 11, 1999 (filed as Exhibit 10.123 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.124 Fourth Amendment to Credit and Security Agreement effective February 15, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $9.0 million Credit and Security Agreement effective September 21, 1998 (filed as Exhibit 10.124 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.125 Sixth Amendment to Line of Credit Credit and Security Agreement effective February 15, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating,

                    Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.125 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.126 Sixth Amendment to Amended and Restated Credit and Security Agreement effective February 15, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Amended and Restated Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.126 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.127 Fourth Amendment to Credit and Security Agreement effective March 5, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $19.5 million Credit and Security Agreement effective March 11, 1999 (filed as Exhibit 10.127 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.128 Fifth Amendment to Credit and Security Agreement effective March 5, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $9.0 million Credit and Security Agreement effective September 21, 1998 (filed as Exhibit 10.128 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.129 Seventh Amendment to Line of Credit Credit and Security Agreement effective March 5, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.129 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.130 Seventh Amendment to Amended and Restated Credit and Security Agreement effective March 5, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Amended and Restated Credit and Security Agreement effective May 21, 1997 (filed as Exhibit
                    10.130 to March 31, 2001 Form 10-Q and incorporated by reference herein)

          10.131 Management Rights Agreement dated as of February 6, 2001, by and among Crescent Operating, Inc., Crescent Machinery Company, Crescent Machinery Company, LP, and SunTX Capital Management Corp. (filed as Exhibit 10.131 to June 30, 2001 Form 10-Q and incorporated by reference herein)

          10.132 Fifth Amendment to Credit and Security Agreement effective June 28, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $19.5 million Credit and Security Agreement effective March 11, 1999 (filed as Exhibit 10.132 to the Company's December 31, 2001 Form 10-K ("December 31, 2001 Form 10-K") and incorporated by reference herein)

          10.133 Sixth Amendment to Credit and Security Agreement effective June 28, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $9.0 million Credit and Security Agreement effective September 21, 1998 (filed as Exhibit 10.133 to December 31, 2001 Form 10-K and incorporated by reference herein)

          10.134 Eighth Amendment to Line of Credit Credit and Security Agreement effective June 28, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.134 to December 31, 2001 Form 10-K and incorporated by reference herein)

          10.135 Eighth Amendment to Amended and Restated Credit and Security Agreement effective June 28, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Amended and Restated Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.135 to December 31, 2001 Form 10-K and incorporated by reference herein)

          10.136 Sixth Amendment to Credit and Security Agreement effective October 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $19.5 million Credit and Security Agreement effective March 11, 1999 (filed as Exhibit 10.136 to December 31, 2001 Form 10-K and incorporated by reference herein)

          10.137 Seventh Amendment to Credit and Security Agreement effective October 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $9.0 million Credit and Security Agreement effective September 21, 1998 (filed as Exhibit 10.137 to December 31, 2001 Form 10-K and incorporated by reference herein)

          10.138 Ninth Amendment to Line of Credit Credit and Security Agreement effective October 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.138 to December 31, 2001 Form 10-K and incorporated by reference herein)

          10.139 Ninth Amendment to Amended and Restated Credit and Security Agreement effective October 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Amended and Restated Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.139 to December 31, 2001 Form 10-K and incorporated by reference herein)

          10.140 Agreement for the Purchase and Sale of Assets and Stock dated June 28, 2001 by and among Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc., Rosestar Management LLC, Canyon Ranch Leasing, L.L.C., Wine Country Hotel, LLC, Rosestar Southwest, LLC, COI Hotel Group, Inc. and COPI Colorado, LP (filed as Annex A to Proxy Statement for 2001 Annual Meeting of Shareholders and incorporated by reference herein)

          10.141 Amended and Restated Securities Purchase Agreement, made and entered into as of June 28, 2001, amended and restated as of October 31, 2001 by and among Crescent Machinery Company, L.P., Crescent Machinery Holdings, L.P., CMC GP, LLC, Crescent Machinery Company, Crescent Operating, Inc., COPI Colorado, LP, CRE Equipment Holdings, LLC, Crescent Real Estate Equities Limited Partnership, and SunTX CMLP, Inc. (filed as Annex E to Proxy Statement for 2001 Annual Meeting of Shareholders and incorporated by reference herein)

          10.142 Third Amendment to Credit Agreement effective as of August 27, 2001, among Crescent Operating, Inc., Bank of America, N.A. (formerly NationsBank, N.A.), and the Support Parties identified therein (filed as Exhibit 10.142 to December 31, 2001 Form 10-K and incorporated by reference herein)

          10.143 Fourth Amendment to Credit Agreement effective as of November 27, 2001, among Crescent Operating, Inc., Bank of America, N.A. (formerly NationsBank, N.A.), and the Support Parties identified therein, together with related $15.0 million promissory note (filed as Exhibit 10.143 to December 31, 2001 Form 10-K and incorporated by reference herein)

          10.144 Fifth Amendment to Credit Agreement effective as of December 31, 2001, among Crescent Operating, Inc., Bank of America, N.A. (formerly NationsBank, N.A.), and the Support Parties identified therein, together with related $15.0 million promissory note, modified and extended as of December 31, 2001 (filed as Exhibit 10.144 to December 31, 2001 Form 10-K and incorporated by reference herein)

          10.145 Assignment/Pledge (Security Agreement) effective as of December 31, 2001 by Crescent Operating to Bank of America, N.A. (formerly NationsBank, N.A.) (filed as Exhibit 10.145 to December 31, 2001 Form 10-K and incorporated by reference herein)

          10.146 Settlement Agreement dated as of February 14, 2002, by and among Crescent Real Estate Equities Limited Partnership, Crescent Real Estate Equities Company and Crescent Operating, Inc., Rosestar Management LLC, Canyon Ranch Leasing, L.L.C., Wine Country Hotel, LLC, Rosestar Southwest, LLC and COI Hotel Group, Inc. (filed as Exhibit
                    2.1 to the Company's Current Report on Form 8-K filed March 1, 2002, and incorporated by reference herein)

          10.147 Promissory Note, dated as of February 14, 2002, executed by Crescent Operating, Inc. and payable to Crescent Real Estate Equities Limited Partnership in the amount of $8,575,000.00 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed March 1, 2002, and incorporated by reference herein)