Form 10-Q
period 2002-09-30
CRESCENT OPERATING INC
filed 2002-11-14
CIK 1035426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

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

                                 YES [X] NO [ ]

Number of shares of Common Stock, $0.01 par value, outstanding as of November 14, 2002: 10,828,497

                            CRESCENT OPERATING, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS



                                                                                                             Page
                                                                                                             ----

                                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Consolidated Balance Sheets (Unaudited)..........................................................4

              Consolidated Statements of Operations (Unaudited)................................................5

              Consolidated Statement of Changes in Shareholders' Deficit (Unaudited)...........................6

              Consolidated Statements of Cash Flows (Unaudited)................................................7

              Notes to Consolidated Financial Statements (Unaudited)...........................................8

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations...........19

Item 3.       Quantitative and Qualitative Disclosures About Market Risk......................................33

Item 4.       Controls and Procedures.........................................................................33

                                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings...............................................................................33

Item 2.       Change in Securities and Use of Proceeds........................................................33

Item 3.       Defaults Upon Senior Securities.................................................................33

Item 4.       Submission of Matters to a Vote of Security Holders.............................................34

Item 5.       Other Information...............................................................................34

Item 6.       Exhibits and Reports on Form 8-K................................................................35

                            CRESCENT OPERATING, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                               September 30, 2002  December 31, 2001
                                                                               ------------------  -----------------
                                                                                   (unaudited)       (See Note 1)
                                                       ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                      $        4,849     $          492
  Accounts receivable, net                                                                8,434             14,581
  Inventories                                                                             6,045             18,965
  Notes receivable                                                                           54                 58
  Prepaid expenses and other current assets                                               1,487              1,875
  Current assets to be transferred pursuant to Settlement Agreement                          --             94,161
                                                                                 --------------     --------------
     Total current assets                                                                20,869            130,132
                                                                                 --------------     --------------

PROPERTY AND EQUIPMENT, NET                                                              31,746             70,094

INVESTMENTS                                                                                  --              4,833

OTHER ASSETS
  Deferred tax assets                                                                     8,706             24,715
  Other assets                                                                              227                636
  Long-term assets to be transferred pursuant to Settlement Agreement                        --            714,994
                                                                                 --------------     --------------
     Total other assets                                                                   8,933            740,345
                                                                                 --------------     --------------

TOTAL ASSETS                                                                     $       61,548     $      945,404
                                                                                 ==============     ==============

                                        LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES NOT SUBJECT TO COMPROMISE
  CURRENT LIABILITIES
  Accounts payable and accrued expenses                                          $        4,984     $       15,525
  Accounts payable and accrued expenses - CEI                                            33,576             48,875
  Current portion of long-term debt - CEI                                                35,578             69,041
  Current portion of long-term debt                                                      15,000            101,870
  Deferred revenue                                                                           --                641
  Current liabilities to be transferred pursuant to Settlement Agreement                     --            553,805
                                                                                 --------------     --------------
     Total current liabilities                                                           89,138            789,757

 LONG-TERM DEBT, NET OF CURRENT PORTION                                                      --                790

 LONG-TERM LIABILITIES TO BE LIQUIDATED PURSUANT TO SETTLEMENT AGREEMENT                     --             89,356

LIABILITIES SUBJECT TO COMPROMISE                                                        52,432                 --
                                                                                 --------------     --------------


     Total liabilities                                                                  141,570            879,903

MINORITY INTERESTS TO BE TRANSFERRED PURSUANT TO SETTLEMENT AGREEMENT                        --            158,889

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, $.01 par value, 10,000 shares authorized,
      no shares issued or outstanding                                                        --                 --
Common stock, $.01 par value, 22,500 shares authorized,
      11,490 shares issued                                                                  115                115
Additional paid-in capital                                                               17,781             17,781
Accumulated other comprehensive loss                                                         --             (1,436)
Accumulated deficit                                                                     (95,334)          (105,542)
Treasury stock at cost, 662 and 1,103 shares, respectively                               (2,584)            (4,306)
                                                                                 --------------     --------------
     Total shareholders' deficit                                                        (80,022)           (93,388)
                                                                                 --------------     --------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                      $       61,548     $      945,404
                                                                                 ==============     ==============


        See accompanying notes to the consolidated financial statements.

                                CRESCENT OPERATING, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)


                                                           For the             For the             For the             For the
                                                      Three Months Ended  Three Months Ended  Nine Months Ended   Nine Months Ended
                                                      September 30, 2002  September 30, 2001  September 30, 2002  September 30, 2001
                                                      ------------------  ------------------  ------------------  ------------------
                                                                             (See Note 1)                            (See Note 1)

REVENUES
   Equipment sales & leasing                            $        7,757      $       19,001      $       25,992      $       50,884
                                                        --------------      --------------      --------------      --------------

   Total revenues                                                7,757              19,001              25,992              50,884
                                                        --------------      --------------      --------------      --------------

OPERATING EXPENSES
   Equipment sales & leasing                                     8,624              20,358              29,340              52,458
   Corporate general and administrative                            451                 503               2,677               1,461
   Impairment of assets                                             --               5,052                  34              16,902
                                                        --------------      --------------      --------------      --------------

        Total operating expenses                                 9,075              25,913              32,051              70,821
                                                        --------------      --------------      --------------      --------------

LOSS FROM OPERATIONS                                            (1,318)             (6,912)             (6,059)            (19,937)

INVESTMENT (LOSS) INCOME                                            --              (1,779)             (4,127)              6,035

EQUITY IN LOSS OF
UNCONSOLIDATED SUBSIDIARIES                                         --                  --              (2,142)             (4,417)

OTHER EXPENSE (INCOME)
   Interest expense                                              1,487               1,188               5,037               6,719
   Interest income                                                  (5)                 (6)                (12)                 10
   Other                                                            47                 723                 221                 999
                                                        --------------      --------------      --------------      --------------

        Total other expense                                      1,529               1,905               5,246               7,728
                                                        --------------      --------------      --------------      --------------

LOSS FROM OPERATIONS BEFORE REORGANIZATION COSTS                (2,847)            (10,596)            (17,574)            (26,047)

REORGANIZATION ITEMS
   Professional Fees                                               871                  --               2,015                  --
                                                        --------------      --------------      --------------      --------------

LOSS FROM OPERATIONS AFTER REORGANIZATION COSTS,
   BEFORE TAXES                                                 (3,718)            (10,596)            (19,589)            (26,047)

INCOME TAX BENEFIT                                                (707)             (1,183)             (2,710)             (4,371)
                                                        --------------      --------------      --------------      --------------

LOSS FROM CONTINUING OPERATIONS                                 (3,011)             (9,413)            (16,879)            (21,676)

DISCONTINUED OPERATIONS (NOTE 3)
   (LOSS) INCOME FROM OPERATIONS OF DISCONTINUED
   HOSPITALITY  AND LAND DEVELOPMENT SEGMENTS
   (LESS APPLICABLE INCOME TAX EXPENSE OF $0, $1,041,
   $2,502 AND $8,682 AND MINORITY INTERESTS OF $0,
   $(330), $1,897 AND $5,564)                                       --              (4,604)              3,272              (6,855)

   LOSS FROM OPERATIONS OF DISCONTINUED
   EQUIPMENT SALES AND LEASING BRANCHES
   (LESS APPLICABLE INCOME TAX BENEFIT OF $0, $(1,552)
   $0, $0)                                                        (553)             (3,080)             (2,998)             (5,399)

   GAIN ON  DISPOSAL OF HOSPITALITY AND LAND DEVELOPMENT
   SEGMENTS (LESS APPLICABLE INCOME TAX EXPENSE
   OF $0, $0, $17,876 and $0)                                       --                  --              26,813                  --
                                                        --------------      --------------      --------------      --------------

     (LOSS) INCOME FROM DISCONTINUED OPERATIONS                   (553)             (7,684)             27,087             (12,254)

(LOSS) INCOME BEFORE ACCOUNTING CHANGE                          (3,564)            (17,097)             10,208             (33,930)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                 --                  --                  --              (9,509)
                                                        --------------      --------------      --------------      --------------

NET (LOSS) INCOME                                       $       (3,564)     $      (17,097)     $       10,208      $      (43,439)
                                                        ==============      ==============      ==============      ==============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

     Loss before discontinued operations and accounting
       change                                           $        (0.28)     $        (0.91)     $        (1.57)     $        (2.10)
     Discontinued operations                                     (0.05)              (0.74)               2.52               (1.18)
     Change in accounting principle                                 --                  --                  --               (0.92)
                                                        --------------      --------------      --------------      --------------

   Net (loss) earnings per share                        $        (0.33)     $        (1.65)     $         0.95      $        (4.20)
                                                        ==============      ==============      ==============      ==============


         See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                       (AMOUNTS IN THOUSANDS, UNAUDITED)


                                                                                               Accumulated
                                      Common stock           Treasury stock       Additional      other
                                 ----------------------  -----------------------   paid-in    comprehensive  Accumulated
                                   Shares      Amount      Shares       Amount     capital    income (loss)    deficit      Total
                                 ----------  ----------  ----------   ----------  ----------  -------------  -----------  ----------

BALANCE AT DECEMBER 31, 2001         11,490  $      115      (1,103)  $   (4,306)  $   17,781  $   (1,436)  $ (105,542)  $  (93,388)

Comprehensive income (loss):

     Net income                          --          --          --           --           --          --       10,208       10,208

Realized losses of
  comprehensive income                   --          --          --           --           --       1,436           --        1,436
                                                                                                                         ----------

Comprehensive income (loss)                                                                                                  11,644

Issuance of treasury stock               --          --         441        1,722           --          --           --        1,722
                                 ----------  ----------  ----------   ----------   ----------  ----------   ----------   ----------

BALANCE AT SEPTEMBER 30, 2002        11,490  $      115        (662)  $   (2,584)  $   17,781  $       --   $  (95,334)  $  (80,022)
                                 ==========  ==========  ==========   ==========   ==========  ==========   ==========   ==========


        See accompanying notes to the consolidated financial statements.

                            CRESCENT OPERATING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (AMOUNTS IN THOUSANDS, UNAUDITED)

                                                                                    For the             For the
                                                                               Nine Months Ended   Nine Months Ended
                                                                               September 30, 2002  September 30, 2001
                                                                               ------------------  ------------------
                                                                                                      (See Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                             $       10,208     $      (43,439)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating activities:
       Depreciation                                                                       8,149             14,180
       Amortization                                                                          --                363
       Provision for deferred income taxes                                               17,154             (8,596)
       Equity in loss of unconsolidated subsidiaries                                      2,142              4,417
       Investment loss (income) of Magellan warrants                                      4,127             (6,035)
       Impairment of assets                                                                  38             16,902
       Cumulative effect of change in accounting principle                                   --              9,509
       Minority interests                                                                 1,897              5,564
       Gain on sale of property and equipment                                              (570)            (1,134)
       Gain on discontinued operations                                                  (44,689)                --
       Deferred compensation                                                                 --                177
       Net current assets (liabilities) of discontinued operations                       (4,217)          (175,445)
       Changes in assets and liabilities, net of effects from transfers:
           Accounts receivable                                                            6,126              5,361
           Inventories                                                                    3,998             12,031
           Prepaid expenses and current assets                                             (758)            (2,267)
           Other assets                                                                     397                (62)
           Accounts payable and accrued expenses                                         (1,371)               167
           Accounts payable and accrued expenses - CEI                                    3,209              2,253
           Deferred revenue, current and noncurrent                                        (269)               (67)
           Other liabilities                                                                 --               (108)
                                                                                 --------------     --------------
                Net cash provided by (used in) operating activities                       5,571           (166,229)
                                                                                 --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Disposition of business interests, net of cash surrendered                            (15,793)                --
  Purchases of property and equipment                                                        (8)           (17,609)
  Proceeds from sale of property and equipment                                            4,802             14,274
  Net investing activities of discontinued operations                                       (80)             9,628
                                                                                 --------------     --------------
                Net cash (used in) provided by investing activities                     (11,079)             6,293
                                                                                 --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of long-term debt                                                                 --             29,836
  Payments on long-term debt                                                             (7,050)           (61,960)
  Proceeds of long-term debt - CEI                                                        3,631                 --
  Net financing activities of discontinued operations                                       (87)           165,405
                                                                                 --------------     --------------
                Net cash (used in) provided by financing activities                      (3,506)           133,281
                                                                                 --------------     --------------


NET DECREASE  IN CASH AND CASH EQUIVALENTS                                               (9,014)           (26,655)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                                    13,863             62,078
                                                                                 --------------     --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $        4,849     $       35,423
                                                                                 ==============     ==============

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING
AND FINANCING ACTIVITIES
  Reduction in notes payable for property and equipment returned
  to vendors                                                                     $       35,121     $           --
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

The financial results of the Company primarily include the following (see Note
2):

     o    Subsidiaries which are wholly owned and consolidated:

          - Crescent Machinery Company ("Crescent Machinery") (in bankruptcy);

          -    Rosestar Management LLC ("Rosestar") through February 14, 2002;
               and

          -    COI Hotel Group, Inc. ("COI Hotel") through February 14, 2002.

     o Subsidiaries which are not wholly owned but the Company controlled through February 14, 2002 and therefore consolidated ("Controlled Subsidiaries"):

          - A 5% economic interest, representing 100% of the voting common stock, in:

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

          - A 40% interest in Vornado Crescent Logistics Operating Partnership ("AmeriCold Logistics")

The December 31, 2001 and September 30, 2001 financial statements have been restated to show discontinued operations pursuant to the Settlement Agreement described below.

2. RECENT DEVELOPMENTS:

SETTLEMENT AGREEMENT

On February 14, 2002, Crescent Operating and Crescent Real Estate entered into a Settlement Agreement, which was amended effective as of October 1, 2002 (as amended, the "Settlement Agreement"). The Settlement Agreement provided the basis for Crescent Operating to file a prepackaged bankruptcy plan that the Company believes will provide for a limited recovery to its stockholders. Pursuant to the Settlement Agreement, Crescent Operating has transferred the following assets (and related indebtedness) to Crescent Real Estate:

     o all of its hotel operations, in lieu of foreclosure, on February 14, 2002 in exchange for a $23.6 million reduction in its rent obligations to Crescent Real Estate; and

     o all of its land development interests, through a strict foreclosure, on February 14, 2002, and March 22, 2002, in exchange for a $40.1 million reduction of its debt obligations to Crescent Real Estate.

In addition, the Settlement Agreement provides as follows:

     o Crescent Real Estate will make sufficient funds available to Crescent Operating to pay in full or otherwise resolve the claims of the creditors that Crescent Operating identified in the original Settlement Agreement, other than the Crescent Real Estate claims, and to cover the budgeted expenses of implementing the Settlement Agreement and seeking to confirm the bankruptcy plan. To facilitate Crescent Operating's repayment of $15.0 million, plus interest, that it owes to Bank of America, Crescent Real Estate has allowed Crescent Operating to secure the Bank of America debt with a pledge of Crescent Operating's interest in AmeriCold Logistics, LLC. The Settlement Agreement and the bankruptcy plan contemplate that a Crescent Real Estate affiliate will purchase Crescent Operating's interest in AmeriCold Logistics for between $15.0 to $15.5 million.

     o If Crescent Operating's stockholders accept the bankruptcy plan by the requisite vote and the bankruptcy court confirms the bankruptcy plan, then Crescent Real Estate will issue common shares of Crescent Real Estate to the Crescent Operating stockholders pursuant to the formula contained in the bankruptcy plan. If so issued, the value of the common shares of Crescent Real Estate to be issued is currently estimated to be $0.20 to $0.50 per share of Crescent Operating common stock. If the stockholders of Crescent Operating do not accept the bankruptcy plan, they will not receive a distribution of common shares of Crescent Real Estate.

     o Crescent Operating stockholders receiving Crescent Real Estate shares, regardless of the value of the shares they receive, will be deemed to have released all claims they may have against Crescent Operating and Crescent Real Estate and those acting on their behalf that arose before the effective date of the bankruptcy plan. The release of Crescent Operating stockholder claims will apply to Crescent Operating stockholders only in their capacity as Crescent Operating stockholders, and will not affect their rights as shareholders of Crescent Real Estate.

     o Crescent Operating will cancel all outstanding shares of its common stock.

     o Crescent Operating and Crescent Real Estate exchanged mutual releases. Pursuant to the Settlement Agreement, Crescent Operating and Crescent Real Estate and the directors, officers, agents and employees of each will be released from all liabilities and claims arising prior to the effective date of the bankruptcy plan.

     o Pursuant to both the Settlement Agreement and the bankruptcy plan, Crescent Operating will transfer the remaining assets of Crescent Operating at the direction of Crescent Real Estate.

     o If Crescent Real Estate, in its sole discretion, offers to settle or assume unsecured claims that were not identified by Crescent Operating in the original Settlement Agreement and that are asserted by third parties, and Crescent Operating accepts the offer, then the total value of the Crescent Real Estate common shares paid to Crescent Operating stockholders will be reduced (but not below a value of $0.20 per share of Crescent Operating common stock) by the amount agreed to by Crescent Real Estate and Crescent Operating, and approved by the bankruptcy court, as compensation to Crescent Real Estate for assuming the claims. If Crescent Real Estate and Crescent Operating are not able to agree to Crescent Real Estate's assumption of any such unresolved third party claims that were not identified by Crescent Operating in the original Settlement Agreement and that are an obstacle to confirmation of the Crescent Operating bankruptcy plan, then it is possible that the bankruptcy plan will not be confirmed.

ADDITIONAL RECENT DEVELOPMENTS

Effective December 31, 2001, the Company, in connection with extending the maturity of its $15.0 million loan from Bank of America from December 31, 2001 to August 15, 2002, agreed to modify the loan from an unsecured to a secured credit facility. The Company, with the consent of Crescent Partnership which agreed to subordinate its security interest in the Company's 40% interest in AmeriCold Logistics, pledged all of its interest in AmeriCold Logistics to Bank of America to secure the loan. On August 14, 2002, the Company further extended the maturity of this loan to January 15, 2003 and prepaid the interest for that time period in the amount of $0.3 million.

3. DISCONTINUED OPERATIONS:

Pursuant to the Settlement Agreement discussed in Note 2, Crescent Operating has transferred the following assets to Crescent Real Estate:

     o all of its hotel operations, in lieu of foreclosure, on February 14, 2002 in exchange for a $23.6 million reduction in its rent obligations to Crescent Real Estate; and

     o all of its land development interests, through a strict foreclosure, on February 14, 2002, and March 22, 2002, in exchange for a $40.1 million reduction of its debt obligations to Crescent Real Estate.

As a result of these transfers, the Company recognized Income from Discontinued Operations for the nine months ended September 30, 2002 of $3.3 million, after minority interest of $1.9 million and a $2.5 million income tax expense, related to its Hospitality and Land Development segments. The gain associated with the discontinuance of the operations from these segments and the reduction of the Company's rent and debt obligations is $26.8 million, net of a $17.9 million income tax expense.

The carrying amounts of the major classes of asset and liabilities for the Hospitality and Land Development segments as of the transfer date, February 14, 2002, were (in thousands):

                                              Hospitality  Land Development     Total
                                              -----------  ----------------  -----------

         Current Assets ..................    $    38,466    $    60,744     $    99,210
         Long-Term Assets ................         12,607        663,030         675,637

         Current Liabilities .............         43,978        483,562         527,540
         Long-Term Liabilities ...........          4,750         70,549          75,299

In December 2001, the Company adopted Statements of Financial Accounting Standards SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (See Note 12). SFAS No. 144 broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. During the second and third quarters of 2002, Crescent Machinery closed down six branch locations and is currently in the process of closing one additional branch location. The results from these branch operations are reflected in discontinued operations, net of tax. Accordingly, the September 30, 2001 financial statements have been restated to show discontinued operations for these branch locations.

4. INVESTMENTS:

Investments consisted of the following (in thousands):

                                                                   September 30, 2002  December 31, 2001
                                                                   ------------------  -----------------

 Investment in Landevco .........................................    $           --     $       43,577
 Investment in Magellan warrants ................................                --              4,127
 Investment in CRDI projects ....................................                --              8,124
 Investment in CR License .......................................                --              5,012
 Investment in CR Las Vegas .....................................                --                450
 Investment in AmeriCold Logistics ..............................                --                706
                                                                     --------------     --------------
                                                                     $           --     $       61,996
 Less assets to be transferred pursuant to the
 Settlement Agreement ...........................................                --            (57,163)
                                                                     --------------     --------------
                                                                     $           --     $        4,833
                                                                     ==============     ==============

Investment loss consisted of the following (in thousands):

                                                                   Three months ended  Nine months ended
                                                                   September 30, 2002  September 30, 2002
                                                                   ------------------  ------------------
 Change in fair value of Magellan warrants ......................    $          (--)    $       (4,127)

Equity in loss of unconsolidated subsidiaries consisted of the following (in thousands):

                                                                   Three months ended  Nine months ended
                                                                   September 30, 2002  September 30, 2002
                                                                   ------------------  ------------------
 Equity in loss of AmeriCold Logistics ..........................    $          (--)    $       (2,142)
 Less equity in loss of entities to be transferred pursuant to
 Settlement Agreement ...........................................                --             (2,046)
                                                                     --------------     --------------
                                                                     $          (--)    $       (4,188)
                                                                     ==============     ==============

5. LONG-TERM DEBT:

The Company's long-term debt facilities are composed of (i) corporate and wholly owned debt, and (ii) non wholly owned debt. Corporate and wholly owned debt relates to debt facilities at the Crescent Operating level or owed by entities which are owned 100% by Crescent Operating. Non wholly owned debt represents non-recourse debt owed by entities which are consolidated in the Company's financial statements but are not 100% owned by the Company; the Company's economic investment in these entities is 6% or less. The non wholly owned debt is secured by the operations of each individual subsidiary and is not guaranteed by Crescent Operating. Following is a summary of the Company's debt financing (in thousands):

                                                                              September 30, 2002  December 31, 2001
                                                                              ------------------  -----------------

LONG-TERM DEBT - CORPORATE AND WHOLLY OWNED SUBSIDIARIES

Equipment notes payable to finance companies, bear interest from 4.5%
to 9.5%, due 2001 through 2011 (Crescent Machinery) (in default) ............    $       42,862    $       80,683

Floor plan debt payable, three to twelve month terms at 0% interest
(Crescent Machinery) (in default) ...........................................                --             4,190

Line of credit in the amount of $15.0 million payable to Bank of
America, interest at the banks prime rate, 4.75% at September 30, 2002,
due January 2003 (COPI) .....................................................            15,000            15,000

Line of credit payable to Crescent Partnership, interest at 9%, due May
2002 (COPI)(in default) .....................................................             9,552            22,025

Line of credit payable to Crescent Partnership, interest at 12%, due
May 2002 or five years after the last draw (COPI)(in default) ...............             8,495            20,205

Note payable to Crescent Partnership, interest at 12%, due through May
2002 (COPI)(in default) .....................................................             6,827            16,238

Note payable to Crescent Partnership, interest at 12%, due May 2002
(COPI)(in default) ..........................................................             4,445            10,572

Notes payable to Crescent Partnership (previously the sellers of equipment companies), weighted average interest of 12.0% and 7.6% at September 30,
2002 and December 31, 2001, due 2002 through 2003 (COPI) (in default) .......             2,628             2,787

Notes payable to Crescent Partnership, interest at 2.75%, due February
2003 (COPI) .................................................................             3,631                --

Notes payable to Crescent Partnership, weighted average interest of
10.2% at December 31, 2001, due 2003 through 2006 (Rosestar) ................                --             1,143
                                                                                 --------------    --------------

       Total debt - corporate and wholly owned subsidiaries .................            93,440           172,843
                                                                                 --------------    --------------

LONG-TERM DEBT - NON WHOLLY OWNED SUBSIDIARIES

Construction loans for various East West Resort Development projects,
interest at 4.4% to 11.3%, due through 2003 (CRDI) ..........................                --           136,620


Line of credit in the amount of $100.0 million payable to Crescent
Partnership, interest at 11.5%, due September 2008 (CRDI) ...................                --            72,250

Junior note payable to Crescent Partnership, interest at 14%, due
December 2010 (DMPLP) .......................................................                --            59,000

Line of credit in the amount of $56.2 million payable to Crescent
Partnership, interest at 11.5%, due August 2004 (CRDI) ......................                --            48,354

Line of credit in the amount of $70.0 million payable to Crescent
Partnership, interest at 11.5%, due December 2006 (CRDI) ....................                --            36,571

Line of credit in the amount of $50.0 million payable to National Bank of
Arizona, interest at prime to prime plus 1%, due November 2003
(DMPLP) .....................................................................                --            29,910

Line of credit in the amount of $40.0 million payable to Crescent
Partnership, interest at 11.5%, due December 2006 (DMPLP) ...................                --            23,396

Line of credit in the amount of $7.0 million payable to Crescent
Partnership, interest at 12%, due August 2003 (CRL) .........................                --             7,000

Note payable to Crescent Partnership maturing December 2002, interest
at 10% (DMPLP) ..............................................................                --             1,000

Term note in the amount of $0.2 million payable to Crescent
Partnership, interest at 12%, due August 2003 (CRL) .........................                --               166
                                                                                 --------------    --------------

          Total debt - non wholly owned subsidiaries ........................                --           414,267
                                                                                 --------------    --------------

          Total long-term debt ..............................................    $       93,440    $      587,110
                                                                                 ==============    ==============

Current portion of long-term debt - CEI .....................................    $       35,578    $       69,634

Current portion of long-term debt ...........................................            15,000           101,870

Current debt subject to compromise ..........................................            42,862                --

Long-term debt - CEI, net of current portion ................................                --               549

Long-term debt, net of current portion ......................................                --               790

Current and Long-term debt of assets to be disposed of pursuant to the
Settlement Agreement ........................................................                --           414,267
                                                                                 --------------    --------------

          Total debt ........................................................    $       93,440    $      587,110
                                                                                 ==============    ==============

On February 6, 2002, Crescent Machinery Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in Fort Worth, Texas. Outstanding principal amounts under default by Crescent Machinery totaled $42.9 million at September 30, 2002.

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

6. SUMMARY OF LIABILITIES SUBJECT TO COMPROMISE:

Liabilities subject to compromise consisted of the following (in thousands):

                                                        September 30, 2002
                                                        ------------------

         Secured Debt - Notes Payable ...............     $       39,862
         Secured Debt - Other .......................              2,413
         Priority Debt ..............................              1,427
         Unsecured Debt - Notes Payable .............              3,000
         Unsecured Debt - Other .....................              5,730
                                                          --------------
              Total .................................     $       52,432
                                                          ==============

Additional intercompany liabilities that are subject to compromise in the amount of $10.5 million are not included as they are eliminated for consolidated financial purposes.

7. COMPANY SUBSIDIARIES IN REORGANIZATION:

On February 6, 2002, Crescent Machinery filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Northern District of Texas in Fort Worth, Texas. The carrying amounts of the major classes of asset and liabilities and shareholders' deficit for Crescent Machinery as of September 30, 2002 were as follows (in thousands):

                                                          September 30, 2002
                                                          ------------------
     CURRENT ASSETS
         Cash and cash equivalents ....................     $        3,981
         Accounts receivable ..........................              7,399
         Inventories ..................................              6,045
         Other current assets .........................              1,644
                                                            --------------
             Total current assets .....................             19,069

     PROPERTY AND EQUIPMENT, NET ......................             31,705

     OTHER ASSETS .....................................                227
                                                            --------------

     TOTAL ASSETS .....................................     $       51,001
                                                            ==============

     LIABILITIES
         Accounts payable and accrued expenses ........     $       13,402
         Debt .........................................             42,862
         Other ........................................              5,011
                                                            --------------
             Total Liabilities ........................             61,275

     SHAREHOLDERS' DEFICIT
         Common stock .................................              6,007
         Additional paid-in capital ...................             63,770
         Accumulated deficit ..........................            (80,051)
                                                            --------------
             Total shareholder's deficit ..............            (10,274)
                                                            --------------

     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ......     $       51,001
                                                            ==============

8. EARNINGS PER SHARE:

Earnings per share ("EPS") is calculated as follows (in thousands, except per share data):

                                                       Three months ended                         Nine months ended
                                            ----------------------------------------    --------------------------------------
                                            September 30, 2002    September 30, 2001    September 30, 2002  September 30, 2001
                                            ------------------    ------------------    -----------------   ------------------

Weighted average shares (basic) ........             10,828                 10,340             10,757                10,340

Effect of Dilutive Securities:
Stock Options ..........................                 --                     --                 --                    --
                                               ------------           ------------       ------------          ------------

Weighted average shares (diluted) ......             10,828                 10,340             10,757                10,340
                                               ============           ============       ============          ============

Loss from Continuing Operations ........       $     (3,011)          $     (9,413)      $    (16,879)         $    (21,676)
                                               ============           ============       ============          ============

Basic and diluted EPS before
discontinued operations and
accounting change ......................              (0.28)                 (0.91)             (1.57)                (2.10)
                                               ============           ============       ============          ============

Income (loss) from Discontinued
Operations .............................               (553)                (7,684)            27,087               (12,254)

Basic and diluted EPS from
Discontinued Operations ................              (0.05)                 (0.74)              2.52                 (1.18)
                                               ============           ============       ============          ============

Accounting Change ......................                 --                     --                 --                (9,509)

Basic and diluted EPS from
Accounting Change ......................                 --                     --                 --                 (0.92)
                                               ============           ============       ============          ============

Net loss (income) ......................             (3,564)               (17,097)            10,208               (43,439)
                                               ============           ============       ============          ============

Diluted EPS ............................       $      (0.33)          $      (1.65)      $       0.95          $      (4.20)
                                               ============           ============       ============          ============

The Company had 1,270,624 options for its common stock outstanding for each of the three and nine months ended September 30, 2002 and 2001, which were not included in the calculation of diluted EPS as they were anti-dilutive.

9. INCOME TAXES:

The table below shows the reconciliation of the federal statutory income tax rate to the effective tax rate for income from continuing operations.

                                                          Three months ended   Nine months ended
                                                          September 30, 2002   September 30, 2002
                                                          ------------------   ------------------

Federal statutory income tax rate .....................               35.0%                35.0%
State income taxes, net of federal tax benefit ........                5.0                  5.0
Minority interests ....................................                 --                 (3.3)
Change in valuation allowance .........................              (23.4)                21.4
Other, net ............................................                 --                  1.3
                                                            --------------       --------------
    Effective tax rate ................................               16.6%                59.4%
                                                            ==============       ==============

Provision (benefit) for income taxes is comprised of the following (in thousands):

                                                          Three months ended   Nine months ended
                                                          September 30, 2002   September 30, 2002
                                                          ------------------   ------------------

Income from continuing operations
     Deferred .........................................     $         (707)      $       (2,710)

Discontinued operations
   From Operations
     Deferred .........................................     $          (--)      $        2,502

   Gain on disposal of discontinued operations
     Current ..........................................     $           --       $          176
     Deferred .........................................                 --               17,700
                                                            --------------       --------------
     Total ............................................     $         (707)      $       17,668
                                                            ==============       ==============

The Company generally provides for taxes using a 40% effective rate on the Company's share of income or loss. The Company increased its valuation allowance related to its consolidated tax group by $1.0 million in the third quarter of 2002 to offset a portion of the deferred tax assets for which the ultimate realization in future years is uncertain. Management believes that the remaining deferred tax asset will be realized due to tax planning strategies associated with the Settlement Agreement (see Note 2).

10. BUSINESS SEGMENT INFORMATION:

Crescent Operating's assets and operations are located entirely within the United States and are comprised primarily of two business segments: (i) Equipment Sales and Leasing and (ii) Temperature Controlled Logistics. The Company also previously operated in the Hospitality and Land Development segments. Pursuant to the Settlement Agreement, the Company transferred all of its interests in the Hospitality and Land Development segments to Crescent Equities in February and March 2002 (see Note 2). In addition to these two business segments, the Company has grouped its investment in Magellan warrants, interest expense on corporate debt and general corporate overhead costs such as legal and accounting costs, insurance costs and corporate salaries as "Other" for segment reporting purposes. The Company uses net income as the measure of segment profit or loss. Business segment information is summarized as follows (in thousands):

                                                         Three months ended                           Nine months ended
                                              -----------------------------------------  -------------------------------------------
                                              September 30, 2002     September 30, 2001  September 30, 2002      September 30,  2001
                                              ------------------     ------------------  ------------------      -------------------
Revenues:
   Equipment Sales and Leasing ..........        $      7,757           $     19,001         $     25,992            $     50,884
                                                 ------------           ------------         ------------            ------------
   Total revenues .......................        $      7,757           $     19,001         $     25,992            $     50,884
                                                 ============           ============         ============            ============

Net loss from continuing operations:
   Equipment Sales and Leasing ..........        $     (1,950)          $     (6,882)        $     (6,651)           $    (18,664)
   Temperature Controlled Logistics .....                  --                     --               (1,859)                 (4,438)
   Other ................................              (1,061)                (2,531)              (8,369)                  1,426
                                                 ------------           ------------         ------------            ------------
   Total net (loss) from continuing
     operations .........................        $     (3,011)          $     (9,413)        $    (16,879)           $    (21,676)
                                                 ============           ============         ============            ============

                                                          September 30, 2002   December 31, 2001
                                                          ------------------   -----------------
Identifiable assets:
   Equipment Sales and Leasing ........................     $       51,001       $       93,647
   Temperature Controlled Logistics ...................              5,591                6,015
   Hospitality ........................................                 --               40,416
   Land Development ...................................                 --              761,984
   Other ..............................................              4,956               43,342
                                                            --------------       --------------
   Total identifiable assets ..........................     $       61,548       $      945,404
                                                            ==============       ==============

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

To date, several lawsuits, seeking class action certification, have been filed against CBHS alleging violations of the WARN Act in the closing of certain healthcare facilities in 1999 and 2000. Of those lawsuits, three also named Crescent Operating as a defendant, but all three of those suits have since been dismissed. An additional suit seeking similar relief was also filed against Crescent Operating and Crescent Partnership, as well as CBHS.

A global Stipulation of Settlement of all WARN matters was reached and filed with the United States District Court and Bankruptcy Court for the District of Delaware by the WARN Act claimants, CBHS, Crescent Operating, Crescent Partnership and the Creditors Committee in the CBHS case. The settlement was approved by the District Court by order dated March 18, 2002. As it applies to Crescent Operating, the settlement provides that either Crescent Operating or Crescent Partnership was required to deposit into escrow $500,000 for the benefit of the WARN Act claimants and, upon the settlement becoming final, Crescent Operating received a complete release for all WARN Act claims and any other claims in the CBHS case other than potential claims from those CBHS employees who have opted out of the settlement. It appears that a maximum of three such employees have opted out and none have made claims against Crescent Operating to date. Crescent Partnership has paid the $500,000 into escrow. This payment will not be included as an expense for the purposes of calculating the aggregate value of the Crescent Real Estate shares to be distributed to the Crescent Operating shareholders.

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

In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. It also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of the long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002 and it did not have a material impact on their results of operations or financial position; however, due to the Settlement Agreement discussed in this Item 1, the Hospitality and Land Development segments are presented as discontinued operations. In addition, during the nine months ended September 30, 2002, Crescent Machinery closed six branch locations and is currently in the process of closing one additional branch location. The results from these branch operations are reflected in discontinued operations, net of tax.

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

Although Crescent Operating believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those the Company expects to achieve. The financial results of the business segments for the three and nine months ended September 30, 2002 should not affect the ultimate distribution of Crescent Real Estate shares pursuant to the Settlement Agreement. The Company's consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2001, included an auditors report which expressed substantial doubt about the Company's ability to continue to operate as a going concern. Some of the other factors that might cause material variation from the expectations reflected in the forward-looking statements include:

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

                                    OVERVIEW

Crescent Operating is a diversified management company that, through various subsidiaries and affiliates, currently operates primarily in two business segments: Equipment Sales and Leasing and Temperature Controlled Logistics. Prior to February 14, 2002, the Company operated in two other business segments:
Land Development and Hospitality. As Crescent Operating only operated these two segments for one and one-half months in 2002 there is no detail regarding their operations. At September 30, 2002, the Company owns or owned the following:

o THE EQUIPMENT SALES AND LEASING SEGMENT consisting of a wholly owned interest in Crescent Machinery Company and its subsidiary ("Crescent Machinery"), a construction equipment sales, leasing and service company with nine locations in three states.

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

SETTLEMENT AGREEMENT

On February 14, 2002, Crescent Operating and Crescent Real Estate, entered into a Settlement Agreement, which was amended effective as of October 1, 2002 (as amended the "Settlement Agreement"). The amendment provides for, among other things, a minimum value of Crescent Real Estate common shares to be issued in connection with the bankruptcy plan if the bankruptcy plan is accepted by the requisite vote of Crescent Operating stockholders and confirmed by the bankruptcy court. The Settlement Agreement provided the basis for Crescent Operating to file a prepackaged bankruptcy plan that the Company believes will provide for a limited recovery to its stockholders. Pursuant to the Settlement Agreement, Crescent Operating has transferred the following assets (and related indebtedness) to Crescent Real Estate:

     o all of its hotel operations, in lieu of foreclosure, on February 14, 2002 in exchange for a $23.6 million reduction in its rent obligations to Crescent Real Estate; and

     o all of its land development interests, through a strict foreclosure, on February 14, 2002, and March 22, 2002, in exchange for a $40.1 million reduction of its debt obligations to Crescent Real Estate.

In addition, the Settlement Agreement provides as follows:

     o Crescent Real Estate will make sufficient funds available to Crescent Operating to pay in full or otherwise resolve the claims of the creditors that Crescent Operating identified in the original Settlement Agreement, other than the Crescent Real Estate claims, and to cover the budgeted expenses of implementing the Settlement Agreement and seeking to confirm the bankruptcy plan. To facilitate Crescent Operating's repayment of $15.0 million, plus interest, that it owes to Bank of America, Crescent Real Estate has allowed Crescent Operating to secure the Bank of America debt with a pledge of Crescent Operating's interest in AmeriCold Logistics, LLC. The Settlement Agreement and the bankruptcy plan contemplate that a Crescent Real Estate affiliate will purchase Crescent Operating's interest in AmeriCold Logistics for between $15.0 to $15.5 million.

     o If Crescent Operating's stockholders accept the bankruptcy plan by the requisite vote and the bankruptcy court confirms the bankruptcy plan, then Crescent Real Estate will issue common shares of Crescent Real Estate with a value of $0.20 or more per share of Crescent Operating common stock as determined pursuant to the formula contained in the bankruptcy plan. If so issued, the value of the common shares of Crescent Real Estate to be issued is currently estimated to be $0.20 to $0.50 per share of Crescent Operating common stock. If the stockholders of Crescent Operating do not accept the bankruptcy plan, they will not receive a distribution of common shares of Crescent Real Estate.

     o Crescent Operating stockholders receiving Crescent Real Estate shares, regardless of the value of the shares they receive, will be deemed to have released all claims they may have against Crescent Operating and Crescent Real Estate and those acting on their behalf that arose before the effective date of the bankruptcy plan. The release of Crescent Operating stockholder claims will apply to Crescent Operating stockholders only in their capacity as Crescent Operating stockholders, and will not affect their rights as shareholders of Crescent Real Estate.


     o Crescent Operating will cancel all outstanding shares of its common stock.

     o Crescent Operating and Crescent Real Estate exchanged mutual releases. Pursuant to the Settlement Agreement, Crescent Operating and Crescent Real Estate and the directors, officers, agents and employees of each will be released from all liabilities and claims arising prior to the effective date of the bankruptcy plan.

     o Pursuant to both the Settlement Agreement and the bankruptcy plan, Crescent Operating will transfer the remaining assets of Crescent Operating at the direction of Crescent Real Estate.

     o If Crescent Real Estate, in its sole discretion, offers to settle or assume unsecured claims that were not identified by Crescent Operating in the original Settlement Agreement and that are asserted by third parties, and Crescent Operating accepts the offer, then the total value of the Crescent Real Estate common shares paid to Crescent Operating stockholders will be reduced (but not below a value of $0.20 per share of Crescent Operating common stock) by the amount agreed to by Crescent Real Estate and Crescent Operating, and approved by the bankruptcy court, as compensation to Crescent Real Estate for assuming the claims. If Crescent Real Estate and Crescent Operating are not able to agree to Crescent Real Estate's assumption of any such unresolved third party claims that were not identified by Crescent Operating in the original Settlement Agreement and that are an obstacle to confirmation of the Crescent Operating bankruptcy plan, then it is possible that the bankruptcy plan will not be confirmed.

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

                       EQUIPMENT SALES AND LEASING SEGMENT

OVERVIEW

Crescent Machinery is engaged in the sale, leasing and service of construction equipment and accessories to the construction industry located in three states as of September 30, 2002. All of the Crescent Machinery locations represent major lines of equipment and offer new and used equipment for sale and rent, have factory trained service personnel, and provide parts and warranty service.

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

Beginning in the second quarter of 2001, Crescent Machinery's business plan focused on right-sizing the business and creating liquidity. This plan included the reduction of operating costs and excess or underutilized assets. As of September 30, 2002, Crescent Machinery's net book value of its inventory and rental fleet was reduced by approximately $48.1 million and operating expenses have been reduced by $16.4 million since December 31, 2001. Crescent Machinery also closed its branches in Beaumont, Texas, Van Wert, Ohio and Franklin, Indiana in 2001 and its branches in Honolulu, Hawaii, Santa Rosa, California, Sacramento, California, Sparks, Nevada, Union City, California and Fresno, California as of September 30, 2002. Subsequent to September 30, 2002, Crescent Machinery closed its final west coast location leaving it with eight branches in two states.

Essential to Crescent Machinery's plan in 2001 was the restructuring of its existing lines of credit to provide debt service relief. Crescent Machinery defaulted on certain major loans from commercial institutions due to Crescent Machinery's decision not to pay the principal portion of payment installments due from September through December 2001 in the total amount of approximately $6.4 million. Crescent Machinery's lenders did not exercise remedies available for Crescent Machinery's payment default. Outstanding principal amounts under default by Crescent Machinery totaled $42.9 million at September 30, 2002.

In 2001 and early 2002, Crescent Machinery was unable to reach satisfactory agreements with its lenders, and on February 6, 2002, Crescent Machinery Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Northern District of Texas in Fort Worth, Texas. Crescent Machinery continues its normal operations in the sale, rental and servicing of construction equipment, while attempting to reorganize and restructure its debt to emerge a financially stronger and more competitive business. During the bankruptcy process certain locations have been and will be sold or closed to improve efficiency. Crescent Machinery did reach an agreement with certain lenders to take back the financed equipment and limit Crescent Machinery's exposure to shortfall on the sale of the equipment.

In addition to its equity claim as the sole shareholder of Crescent Machinery, Crescent Operating is a creditor of Crescent Machinery, holding a $10.0 million principal amount note receivable from Crescent Machinery. Crescent Operating does not anticipate receiving a significant repayment for this note receivable in the Crescent Machinery bankruptcy case, if any.

The Company is unable to predict as of the date of the filing of this Quarterly Report whether Crescent Machinery will be able to successfully reorganize its debt and operations. The payment rights and other entitlements of pre-petition creditors of Crescent Machinery (including the Company) and the Company, as Crescent Machinery's sole shareholder, may be substantially altered as proposed in the current plan of reorganization if confirmed by the Court. Under the current plan, pre-petition creditors will receive less than 100% of the face value of their claims, and the ownership interest of the Company in Crescent Machinery will be cancelled. Crescent Operating does not anticipate receiving any distribution in the Crescent Machinery bankruptcy case. Crescent Machinery's bankruptcy schedules reflect that the value of Crescent Machinery's assets is less than the amount of debt. As a result, it is likely that if Crescent Machinery is reorganized, the equity in reorganized Crescent Machinery will be distributed to its creditors and potential new investors rather than Crescent Operating.

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

OPERATIONAL STATISTICS

                                                 Three months ended September 30,      Nine months ended September 30,
                                                 --------------------------------      -------------------------------
                                                     2002               2001               2002               2001
                                                 ------------       ------------       ------------       ------------

Revenue:
   New and used equipment ..................               30%                51%                37%                43%
   Rental equipment ........................               43%                32%                40%                37%
   Parts, service and supplies .............               27%                17%                23%                20%
                                                 ------------       ------------       ------------       ------------
Total revenue ..............................              100%               100%               100%               100%

Expenses:
   Cost of sales:
        New and used equipment .............               91%                96%                89%                92%
        Rental equipment ...................               59%                67%                68%                67%
        Parts, service and supplies ........               60%                64%                61%                65%
                                                 ------------       ------------       ------------       ------------
   Total cost of sales .....................               69%                81%                74%                78%

   Gross profit ............................               31%                19%                26%                22%

   Operating expenses ......................               53%                26%                47%                26%
                                                 ------------       ------------       ------------       ------------

Loss from operations .......................              (22%)               (7%)              (21%)               (3%)
                                                 ============       ============       ============       ============

Equipment sales and leasing revenue decreased $24.9 million, or 48.9%, to $26.0 million for the nine months ended September 30, 2002, compared with $50.9 million for the nine months ended September 30, 2001. Net operating loss for the nine months September 30, 2002 was $5.4 million as compared with net operating loss of $1.6 million for the nine months ended September 30, 2001. The Company believes that the results for the nine months ended September 30, 2002 are not necessarily indicative of the operating results expected for the full year, due to the closing of its West Coast branches in 2002 and to the seasonality of the business.

                    TEMPERATURE CONTROLLED LOGISTICS SEGMENT

RECENT DEVELOPMENTS

During the first, second and third quarters of 2002, AmeriCold Logistics exercised its right, pursuant to the terms of its leases, to defer payment of rent. As of September 30, 2002, AmeriCold Logistics had deferred $20.6 million of rent for 2002, bringing total deferred rent to $30.7 million.

On January 23, 2002, the leases with Temperature Controlled Logistics Partnerships were restructured to consolidate four of the non-encumbered leases into one non-encumbered lease. The restructuring did not affect total contractual rent due under the combined leases.

Effective December 31, 2001, the Company, in connection with extending the maturity of its $15.0 million loan from Bank of America from December 31, 2001 to August 15, 2002, agreed to modify the loan from an unsecured to a secured credit facility. On August 14, 2002, the Company further extended the maturity of this loan to January 15, 2003 and prepaid interest for that time period in the amount of $0.3 million. The Company, with the consent of Crescent Partnership which agreed to subordinate its security interest in the Company's 40% interest in AmeriCold Logistics, pledged all of its interest in AmeriCold Logistics to Bank of America to secure the loan.

OPERATIONAL INFORMATION

The following table shows the location and size of facility for each of the properties operated by AmeriCold Logistics as of September 30, 2002:

                                          Total Cubic                                                 Total Cubic
                         Number of          Footage                                 Number of           Footage
      State              Properties      (in millions)                State         Properties       (in millions)
      -----              ----------      -------------                -----         ----------       -------------

Alabama                      5                  10.8            Missouri(1)                2                  46.8
Arizona                      1                   2.9            Nebraska                   2                   4.4
Arkansas                     6                  33.1            New York                   1                  11.8
California                   11                 47.1            North Carolina             3                  10.0
Colorado                     1                   2.8            Ohio                       1                   5.5
Florida                      5                   6.5            Oklahoma                   2                   2.1
Georgia                      8                  49.5            Oregon                     6                  40.4
Idaho                        2                  18.7            Pennsylvania               4                  50.8
Illinois                     2                  11.6            South Carolina             1                   1.6
Indiana                      1                   9.1            South Dakota               2                   6.3
Iowa                         2                  12.5            Tennessee                  3                  10.6
Kansas                       2                   5.0            Texas                      5                  39.1
Kentucky                     1                   2.7            Utah                       1                   8.6
Maine                        1                   1.8            Virginia                   3                  13.8
Massachusetts                5                  10.5            Washington                 6                  28.7
Minnesota                    1                   5.9            Wisconsin                  3                  17.4
Mississippi                  1                   4.7            Canada                     1                   4.8
                                                                                  ----------             ---------
                                                                Total                    101                 537.9
                                                                                  ==========             =========

(1) Includes one underground facility of approximately 33.1 million cubic feet.

                                OTHER INVESTMENTS

MAGELLAN WARRANTS

In connection with the transaction in which the Company acquired its interest in CBHS in 1997, the Company purchased, for $12.5 million, warrants to acquire 1,283,311 shares of common stock of Magellan Health Services, Inc. for an exercise price of $30.00 per share. The Magellan warrants are exercisable in varying increments beginning on May 31, 1998 and ending on May 31, 2009. As of December 31, 2002, the aggregate value of the Magellan warrants was $4.1 million, calculated using the Black-Scholes method. As of January 1, 2001, the Company was required to adopt SFAS No. 133, as amended by SFAS No. 138. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, provides that all derivative instruments be recognized as either assets or liabilities depending on the rights or obligations under the contract and that all derivative instruments be measured at fair value. Upon adoption, the Company was required to record the net accumulated comprehensive loss related to its investment in Magellan warrants as a charge in the statement of operations. Based on the value of the warrants on December 31, 2000, the Company expensed $9.5 million on January 1, 2001 as a cumulative effect of change in accounting principle. From January 1, 2001 forward, the Company records changes in the fair value of these warrants in the statement of operations as investment income (loss).

The Company transferred the Magellan warrants to Crescent Machinery in 1999 as a contribution to capital. On February 6, 2002, Crescent Machinery filed for protection under the federal bankruptcy laws. With the commencement of Crescent Machinery's bankruptcy proceedings, the Magellan warrants became part of Crescent Machinery's estate, subject to the claims of creditors. The Magellan warrants are not proposed to be treated in any manner in connection with the Company's bankruptcy plan, and, instead, will be part of the resolution of the Crescent Machinery bankruptcy.

For the six months ended June 30, 2002, the Company recorded changes in the fair market value of the warrants as an investment loss of $4.1 million in the Company's statement of operations. As of June 30, 2002, the value of the warrants was zero. The Company does not anticipate any future recognition of value relating to the warrants.

For additional financial information related to the Company's business segments, see the Company's notes to the consolidated financial statements.

                     SEGMENT FINANCIAL INFORMATION
                   (Amounts in thousands, unaudited)

The following is a summary of Crescent Operating's financial information reported by segment for the three months ended September 30, 2002:

                                                             EQUIPMENT        TEMPERATURE
                                                               SALES          CONTROLLED
                                                            AND LEASING        LOGISTICS          OTHER             TOTAL
                                                            ------------      ------------     ------------      ------------
Revenues ..............................................     $      7,757      $         --     $         --      $      7,757

Operating expenses ....................................            8,624                --              451             9,075
                                                            ------------      ------------     ------------      ------------
Loss from operations ..................................             (867)               --             (451)           (1,318)
Investment loss .......................................               --                --               --                --
Equity in losses of unconsolidated subsidiaries .......               --                --               --                --
Other (income) expense
      Interest expense ................................              166                --            1,321             1,487
      Interest income .................................               (2)               --               (3)               (5)
      Other ...........................................               48                --               (1)               47
                                                            ------------      ------------     ------------      ------------
Total other expense ...................................              212                --            1,317             1,529
                                                            ------------      ------------     ------------      ------------
Loss from operations before reorganization costs ......           (1,079)               --           (1,768)           (2,847)
Reorganization costs
      Professional fees ...............................              871                --               --               871
                                                            ------------      ------------     ------------      ------------
Loss from operations before income taxes ..............           (1,950)               --           (1,768)           (3,718)
Income tax benefit ....................................               --                --             (707)             (707)
                                                            ------------      ------------     ------------      ------------
Loss from continuing operations .......................     $     (1,950)     $         --     $     (1,061)     $     (3,011)
                                                            ============      ============     ============      ============

                     SEGMENT FINANCIAL INFORMATION
                   (Amounts in thousands, unaudited)

The following is a summary of Crescent Operating's financial information reported by segment for the nine months ended September 30, 2002:

                                                             EQUIPMENT        TEMPERATURE
                                                               SALES          CONTROLLED
                                                            AND LEASING        LOGISTICS           OTHER             TOTAL
                                                            ------------      ------------      ------------      ------------
Revenues ..............................................     $     25,992      $         --      $         --      $     25,992

Operating expenses ....................................           29,340                --             2,711            32,051
                                                            ------------      ------------      ------------      ------------
Loss from operations ..................................           (3,348)               --            (2,711)           (6,059)
Investment loss .......................................               --                --            (4,127)           (4,127)
Equity in losses of unconsolidated subsidiaries .......               --            (2,142)               --            (2,142)
Other (income) expense
      Interest expense ................................            1,074                --             3,963             5,037
      Interest income .................................               (3)               --                (9)              (12)
      Other ...........................................              217                --                 4               221
                                                            ------------      ------------      ------------      ------------
Total other expense ...................................            1,288                --             3,958             5,246
                                                            ------------      ------------      ------------      ------------
Loss from operations before reorganization costs ......           (4,636)           (2,142)          (10,796)          (17,574)
Reorganization costs
      Professional fees ...............................            2,015                --                --             2,015
                                                            ------------      ------------      ------------      ------------
Loss from operations before income taxes ..............           (6,651)           (2,142)          (10,796)          (19,589)
Income tax provision (benefit)  .......................               --              (283)           (2,427)           (2,710)
                                                            ------------      ------------      ------------      ------------
Loss from continuing operations .......................     $     (6,651)     $     (1,859)     $     (8,369)     $    (16,879)
                                                            ============      ============      ============      ============

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

Total revenue, which consists of Equipment sales and leasing revenue, decreased $11.2 million, or 58.9%, to $7.8 million for the three months ended September 30, 2002, compared with $19.0 million for the three months ended September 30, 2001. Total revenue decreased $24.9 million, or 48.9%, to $26.0 million for the nine months ended September 30, 2002, compared with $50.9 million for the nine months ended September 30, 2001. Significant components of the decreases were:

o a net decrease of $7.3 million and $13.2 million in new and used equipment sales for the three and nine months ended September 30, 2002 as compared to the corresponding periods in 2001 primarily due to the slowing economy and the impact of the Chapter 11 bankruptcy process on the Company's business;

o a decrease of $0.9 million and $3.3 million in parts, service and supplies revenue for the three and nine months ended September 30, 2002 as compared to the corresponding periods in 2001 primarily due to decreased demand for maintenance and repair work and the impact of the Chapter 11 bankruptcy process on the Company's business; and

o a decrease of $3.0 million and $8.4 million in rental revenue for the three and nine months ended September 30, 2002 as compared to the corresponding periods in 2001 primarily due to the slowing economy and the impact of the Chapter 11 bankruptcy process on the Company's business.

OPERATING EXPENSES

Total operating expenses decreased $16.8 million, or 64.9%, to $9.1 million for the three months ended September 30, 2002, compared with $25.9 million for the three months ended September 30, 2001. Total operating expenses decreased $38.7 million, or 54.7%, to $32.1 for the nine months ended September 30, 2002, compared with $70.8 million for the nine months ended September 30, 2001. The decreases in total operating expenses are attributable to the factors discussed in the following paragraphs.

Equipment Sales and Leasing Segment

Equipment sales and leasing expenses decreased $11.7 million, or 57.6%, to $8.6 million for the three months ended September 30, 2002, compared with $20.3 million for the three months ended September 30, 2001. Equipment sales and leasing expenses decreased $23.1 million, or 44.1%, to $29.3 million for the nine months ended September 30, 2002, compared with $52.4 million for the nine months ended September 30, 2001. Significant components of the decreases were:

o a decrease of $7.2 million and $12.3 million in new and used equipment expenses for the three and nine months ended September 30, 2002 as compared to the corresponding periods in 2001 directly related to the decrease in new and used equipment revenue;

o a decrease of $0.6 million and $2.5 million in parts, service and supplies expenses for the three and nine months ended September 30, 2002 as compared to the corresponding periods in 2001 primarily as a result of the decrease in parts, service and supplies revenues for the same periods;

o a $2.3 million and a $5.5 million decrease in rental expenses for the three and nine months ended September 30, 2002 as compared to the corresponding periods in 2001 primarily due to the decrease in rental revenue for the three and nine months ended September 30, 2002; and

o a decrease of $1.6 million and $2.8 million in general and administrative expenses for the three and nine months ended September 30, 2002 as compared to the corresponding periods in 2001 primarily due to cost reduction measures put into place.

Corporate General and Administrative Expenses

Corporate general and administrative expenses totaled $0.5 million and $2.7 million for the three and nine months ended September 30, 2002, respectively, as compared to $0.5 million and $1.5 million for the three and nine months ended September 30, 2001. The increase for the nine months ended September 30, 2002 is primarily related to an increase in general corporate overhead costs, such as legal and accounting costs, related to the Settlement Agreement and the proposed prepackaged bankruptcy.

INVESTMENT INCOME (LOSS)

There was no investment income (loss) for the three months ended September 30, 2002. Investment income (loss) decreased $10.1 million or 168%, to a $4.1 million loss for the nine months ended September 30, 2002, compared with income of $6.0 million for the nine months ended September 30, 2001. The decrease is attributable to the decrease in the fair value of the Company's Magellan warrants resulting in investment losses as compared with income for the corresponding period in 2001. As of June 30, 2002, the value of the warrants was zero. The Company does not anticipate any future recognition of value as it relates to the warrants.

EQUITY IN EARNINGS (LOSS) OF UNCONSOLIDATED SUBSIDIARIES

There was no equity in earnings (loss) of unconsolidated subsidiaries for the three months ended September 30, 2002 due to the Company not recording any additional losses related to its investment in AmeriCold Logistics for the three months ended September 30, 2002 due to the Company's share of historical losses being in excess of its investment balance.

Equity in earnings (loss) of unconsolidated subsidiaries decreased $2.3 million or 52.3%, to a loss of $2.1 million for the nine months ended September 30, 2002, compared with a loss of $4.4 million for the nine months ended September 30, 2001. The nine month decrease was primarily due to equity in loss of AmeriCold Logistics which was stopped at the amount of ($0.7) million due to the Company's share of historical losses being in excess of its investment balance and to realization of other comprehensive income (loss) of ($1.4) million.

OTHER (INCOME) EXPENSE

Other (income) expense decreased $0.4 million, or 21.1%, to $1.5 million for the three months ended September 30, 2002, compared with $1.9 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, other (income) expenses decreased $2.5 million, or 32.5%, to $5.2 million, compared with $7.7 million for the nine months ended September 30, 2001. Significant components of the decreases were primarily attributable to a net decrease in interest expense of $1.7 million for the nine months ended September 30, 2002.

REORGANIZATION ITEMS

The Company incurred $0.9 million and a $2.0 million in professional fees for the three and nine months ended September 30, 2002 due to Crescent Machinery Company's reorganization through bankruptcy that were not incurred during the corresponding periods in 2001.

INCOME TAX PROVISION (BENEFIT)

Income tax benefit of $0.7 million for the three months ended September 30, 2002 represents a decrease of $0.5 million from the $1.2 million benefit provided for the three months ended September 30, 2001. Income tax benefit of $2.7 million for the nine months ended September 30, 2002 represents a decrease of $1.7 million from the $4.4 million benefit provided for the nine months ended September 30, 2001. Income tax provision attributable to discontinued operations for the nine months ended September 30, 2002 was comprised of a $2.2 million expense for the Hospitality segment and a $0.3 million expense for the Land Development segment. Income tax provision for the nine months ended September 30, 2002 of $17.9 was attributable to the gain from the disposal of discontinued operations resulting primarily from the cancellation of corporate level indebtedness pursuant to the Settlement Agreement.

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

DISCONTINUED OPERATIONS

Pursuant to the Settlement Agreement, the Company's transferred its interests in the Hospitality and Land Development segments as of February 14, 2002 and March 22, 2002. The Company had a de minimus loss from discontinued operations related to the Hospitality and Land Development segments for the three months ended September 30, 2002. The Company realized income from discontinued operations of $3.3 million after minority interest of $1.9 million and a $2.5 million income tax expense, related to the Hospitality and Land Development segments for the nine months ended September 30, 2002. The gain on disposal of discontinued operations was zero for the three months ended September 30, 2002 and $26.8 million, net of a $17.9 million income tax expense, for the nine months ended September 30, 2002.

In December 2001, the Company adopted Statements of Financial Accounting Standards SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (See Note 12). SFAS No. 144 broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. During the second and third quarters of 2002, Crescent Machinery closed down six branch locations and is currently in the process of closing one additional branch location. The Company realized a $2.5 million decrease in loss from discontinued operations related to the Equipment Sales and Leasing segment for the three months ended September 30, 2002 as compared to the corresponding period in 2001. The Company realized a $2.4 million decrease in loss from discontinued operations related to the Equipment Sales and Leasing segment for the nine months ended September 30, 2002 as compared to the corresponding period in 2001. The decreases for the three and nine months ended September 30, 2002 as compared to the three and nine months ended September 30, 2001 are primarily attributable to the timing of the closings of the discontinued branch locations.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Cumulative effect of change in accounting principle decreased $9.5 million, or 100%, for the nine months ended September 30, 2002 as compared to the corresponding period in 2001. The change from the prior period was due to the prior year's adoption of SFAS No. 133 on January 1, 2001, whereby the Company realized a $9.5 million loss related to its investment in Magellan warrants, calculated as the difference between the original cost of the Magellan warrants of $12.5 million and their estimated fair value at December 31, 2001, $3.0 million, as calculated using the Black-Scholes pricing model.

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company evaluates its assumptions and estimates on an on-going basis. The Company bases its estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

INVENTORIES

Inventories consist of new and used equipment held for sale and equipment parts, all of which are stated at the lower of cost or market using the first-in, first-out (FIFO) or specific identification methods.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. The Company uses the straight-line method of depreciation for financial statement purposes. The estimated useful lives used in computing depreciation are as follows:

        Rental equipment................................            2-10 years
        Transportation equipment........................             3-5 years
        Furniture, fixtures, and other equipment........            5-10 years

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

The Settlement Agreement significantly restricts Crescent Operating's ability to access capital resources. Among other things, the Settlement Agreement limits Crescent Operating's ability to incur additional indebtedness, incur liens, pay dividends or make certain other restrictive payments. Based on these restrictions in the Settlement Agreement and Crescent Operating's current financial condition, it is unlikely that Crescent Operating would have access to any third-party financing. In connection with the Settlement Agreement, Crescent Real Estate did provide Crescent Operating with a $8.6 million facility to provide liquidity and payment of specific expenditures during the pendency of the bankruptcy case. This facility was amended effective October 2002 to decrease the availability of funds to $6.3 million. A second facility was entered into effective October 2002 to provide $2.9 million of additional funds to Crescent Operating through the pendency of the bankruptcy which is expected to occur in the first quarter of 2003. Pursuant to this facility, Crescent Real Estate will fund only Crescent Operating's out-of-pocket operating expenses through the bankruptcy. The Company is in the process of responding to the Securities and Exchange Commission's comments on its proposed proxy statement. The Company anticipates filing its proxy statement in the fourth quarter of 2002, obtaining shareholder approval in the first quarter of 2003 and filing for bankruptcy in the first quarter of 2003.

Interest payments and rent payments due to Crescent Real Estate, accrued but deferred as of September 30, 2002, totaled approximately $9.2 million and $23.7 million, respectively.

CASH FLOWS

Cash and cash equivalents include amounts from all consolidated subsidiaries, including subsidiaries not wholly owned. Changes, therefore, do not necessarily represent increases or decreases in cash directly available to the Company.

Cash and cash equivalents were $4.8 million and $13.9 million at September 30, 2002 and December 31, 2001, respectively (see Note 1). The 65% decrease is attributable to $11.1 million and $3.5 million of cash used in investing and financing activities, respectively, partially offset by $5.6 million of cash provided by operating activities.

OPERATING ACTIVITIES

Net cash flows provided by operating activities for the nine months ended September 30, 2002 were $5.6 million compared with net cash used in operating activities of $166.2 million for the nine months ended September 30, 2001. The Company's inflow of cash provided by operating activities of $5.6 million was primarily attributable to inflows from:

o    net income of $10.2 million;

o    a decrease in accounts receivable of $6.1 million;

o    a decrease in inventories of $4.0 million; and

o    an increase in accounts payable and accrued expenses - CEI of $3.2 million.

The inflow of cash provided by operating activities was partially offset by outflows from:

o    an increase in prepaid expenses and current assets of $0.8 million; and

o    an decrease in accounts payable of $1.5 million

INVESTING ACTIVITIES

Net cash flows used in investing activities for the nine months ended September 30, 2002 were $11.1 million compared with net cash provided by investing activities of $6.3 million for nine months ended September 30, 2001. The Company's outflow of cash used in investing activities of $11.1 million was primarily attributable to outflows from:

o disposition of business interests, net of cash transferred of $15.8 million.

The outflow of cash used in investing activities was partially offset by inflows from:

o    net proceeds from the sale of property and equipment of $4.8 million.

FINANCING ACTIVITIES

Net cash flows used in financing activities for the nine months ended September 30, 2002 were $3.5 million compared with net cash provided by financing activities of $133.3 million for the nine months ended September 30, 2001. The Company's outflow of cash used in financing activities of $3.5 million was primarily attributable to outflow from:

o    payments of all long-term debt of $7.1 million.

The outflow of cash provided by financing activities was partially offset by inflows from:

o    proceeds of all long-term debt of $3.6 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 2001, there have been no material changes to the information regarding market risk as set forth in the Company's Form 10-K for the year ended December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and Chief Financial and Accounting Officer has evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report, and he has concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Controls. There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation by our Chief Executive Officer and Chief Financial and Accounting Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Prior to filing a voluntary petition in bankruptcy on February 6, 2002, Crescent Machinery was in default on certain major loans from commercial institutions due to Crescent Machinery's decision not to pay the principal portion of payment installments due since September 2001. Outstanding principal amounts under payment default by Crescent Machinery totaled $42.9 million at September 30, 2002. Prior to the commencement of bankruptcy proceedings, Crescent Machinery's lenders did not exercise remedies available for Crescent Machinery's payment default, and Crescent Machinery and those lenders engaged in negotiations about the defaults and about modifying certain terms, including payment obligations, of the existing credit lines. Crescent Machinery did reach an agreement with certain lenders to take back the financed equipment and limit Crescent Machinery's exposure to shortfall on the sale of the equipment.

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

Pursuant to the Settlement Agreement, Crescent Operating has transferred the following assets to Crescent Real Estate:

     o all of its hotel operations, in lieu of foreclosure, on February 14, 2002 in exchange for a $23.6 million reduction in its rent obligations to Crescent Real Estate; and

     o all of its land development interests, through a strict foreclosure, on February 14, 2002, and March 22, 2002, in exchange for a $40.1 million reduction of its debt obligations to Crescent Real Estate.

As a part of the acquisitions of E.L. Lester and Company ("Lester") and Harvey Equipment Center, Inc. ("Harvey"), Crescent Operating issued notes payable in the amount of $6.0 million and $1.2 million, respectively. These notes are called the "Equipment Acquisition Notes." All principal and unpaid interest on these notes are due July 2002 and July 2003, respectively. On February 15, 2002, Crescent Partnership purchased Equipment Acquisition Notes from the note holders. As of July 2, 2002 and August 1, 2002, Crescent Operating was in default on payment of principal and interest on these notes.

The aggregate outstanding amounts under default by the Company owed to Crescent Real Estate as of September 30, 2002 totaled $68.5 million, comprised of $23.7 million of deferred rent obligations and $44.8 million of accrued interest and principal. The aggregate outstanding amounts under default by the Company owed to Crescent Real Estate as of November 14, 2002 totaled $69.0 million, comprised of $23.7 million of deferred rent obligations and $45.3 million of accrued interest and principal.

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

                        Corp., as borrower, and Crescent Real Estate Equities Limited Partnership, as lender, and related Line of Credit Note and Security Agreement (filed as Exhibit
                        10.115 to December 31, 2000 Form 10-K and incorporated by reference herein)

             10.116 Assignment of Interest in East West Resorts, LLC (CDMC to COPI); Assignment of Interest in East West Resorts, LLC (COPI to CDMC); and Assignment, Assumption and Consent Agreement dated December 31, 2000, among Crescent Development Management Corp., Crescent Development Management Corp. II, and Crescent Real Estate Equities Limited Partnership (filed as Exhibit
                        10.116 to December 31, 2000 Form 10-K and incorporated by reference herein)

             10.117 Assignment of Membership Interest dated December 29, 2000 between Crescent Operating, Inc. and Rockwood Financial Group, Inc.; Assignment of Membership Interest dated December 29, 2000 between COPI CBHS Holdings, L.P. and Rockwood Financial Group, Inc.; and related Indemnification Agreement dated December 29, 2000 among COPI CBHS Holdings, L.P., Crescent Operating, Inc. and Rockwood Financial Group, Inc. (filed as Exhibit 10.117 to December 31, 2000 Form 10-K and incorporated by reference herein)

             10.118 Severance Agreement dated February 5, 2001, between Richard P. Knight and Crescent Operating, Inc. and Crescent Machinery Company (filed as Exhibit 10.118 to March 31, 2001 Form 10-Q and incorporated by reference herein)

             10.119 Second Amendment to Credit and Security Agreement effective January 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $19.5 million Credit and Security Agreement effective March 11, 1999 (filed as Exhibit
                        10.119 to March 31, 2001 Form 10-Q and incorporated by reference herein)

             10.120 Third Amendment to Credit and Security Agreement effective January 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $9.0 million Credit and Security Agreement effective September 21, 1998 (filed as Exhibit
                        10.120 to March 31, 2001 Form 10-Q and incorporated by reference herein)

             10.121 Fifth Amendment to Line of Credit Credit and Security Agreement effective January 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed as
                        Exhibit 10.121 to March 31, 2001 Form 10-Q and incorporated by reference herein)

             10.122 Fifth Amendment to Amended and Restated Credit and Security Agreement effective January 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Amended and Restated Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.122 to March 31, 2001 Form 10-Q and incorporated by reference herein)

             10.123 Third Amendment to Credit and Security Agreement effective February 15, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $19.5 million Credit and Security Agreement effective March 11, 1999 (filed as
                        Exhibit 10.123 to March 31, 2001 Form 10-Q and incorporated by reference herein)

             10.124 Fourth Amendment to Credit and Security Agreement effective February 15, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $9.0 million Credit and Security Agreement effective September 21, 1998 (filed as Exhibit 10.124 to March 31, 2001 Form 10-Q and incorporated by reference herein)

             10.125 Sixth Amendment to Line of Credit Credit and Security Agreement effective February 15, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed as
                        Exhibit 10.125 to March 31, 2001 Form 10-Q and incorporated by reference herein)

             10.126 Sixth Amendment to Amended and Restated Credit and Security Agreement effective February 15, 2001, between Crescent Real Estate Equities Limited Partnership and

                        Crescent Operating, Inc. relating to Amended and Restated Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.126 to March 31, 2001 Form 10-Q and incorporated by reference herein)

             10.127 Fourth Amendment to Credit and Security Agreement effective March 5, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $19.5 million Credit and Security Agreement effective March 11, 1999 (filed as Exhibit
                        10.127 to March 31, 2001 Form 10-Q and incorporated by reference herein)

             10.128 Fifth Amendment to Credit and Security Agreement effective March 5, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $9.0 million Credit and Security Agreement effective September 21, 1998 (filed as Exhibit
                        10.128 to March 31, 2001 Form 10-Q and incorporated by reference herein)

             10.129 Seventh Amendment to Line of Credit Credit and Security Agreement effective March 5, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed as
                        Exhibit 10.129 to March 31, 2001 Form 10-Q and incorporated by reference herein)

             10.130 Seventh Amendment to Amended and Restated Credit and Security Agreement effective March 5, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Amended and Restated Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.130 to March 31, 2001 Form 10-Q and incorporated by reference herein)

             10.131 Management Rights Agreement dated as of February 6, 2001, by and among Crescent Operating, Inc., Crescent Machinery Company, Crescent Machinery Company, LP, and SunTX Capital Management Corp. (filed as Exhibit 10.131 to June 30, 2001 Form 10-Q and incorporated by reference herein)

             10.132 Fifth Amendment to Credit and Security Agreement effective June 28, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $19.5 million Credit and Security Agreement effective March 11, 1999 (filed as Exhibit
                        10.132 to December 31, 2001 Form 10-K and incorporated by reference herein)

             10.133 Sixth Amendment to Credit and Security Agreement effective June 28, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $9.0 million Credit and Security Agreement effective September 21, 1998 (filed as Exhibit
                        10.133 to December 31, 2001 Form 10-K and incorporated by reference herein)

             10.134 Eighth Amendment to Line of Credit Credit and Security Agreement effective June 28, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed as
                        Exhibit 10.134 to December 31, 2001 Form 10-K and incorporated by reference herein)

             10.135 Eighth Amendment to Amended and Restated Credit and Security Agreement effective June 28, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Amended and Restated Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.135 to December 31, 2001 Form 10-K and incorporated by reference herein)

             10.136 Sixth Amendment to Credit and Security Agreement effective October 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $19.5 million Credit and Security Agreement effective March 11, 1999 (filed as Exhibit
                        10.136 to December 31, 2001 Form 10-K and incorporated by reference herein)

             10.137 Seventh Amendment to Credit and Security Agreement effective October 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $9.0 million Credit and Security Agreement effective September 21, 1998 (filed as Exhibit
                        10.137 to December 31, 2001 Form 10-K and incorporated by reference herein)

             10.138 Ninth Amendment to Line of Credit Credit and Security Agreement effective October 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Line of Credit Credit and Security Agreement effective May 21, 1997 (filed filed as Exhibit 10.138 to December 31, 2001 Form 10-K and incorporated by reference herein)

             10.139 Ninth Amendment to Amended and Restated Credit and Security Agreement effective October 31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to Amended and Restated Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.139 to December 31, 2001 Form 10-K and incorporated by reference herein)

             10.140 Agreement for the Purchase and Sale of Assets and Stock dated June 28, 2001 by and among Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc., Rosestar Management LLC, Canyon Ranch Leasing, L.L.C., Wine Country Hotel, LLC, Rosestar Southwest, LLC, COI Hotel Group, Inc. and COPI Colorado, LP (filed as Annex A to Proxy Statement for 2001 Annual Meeting of Shareholders and incorporated by reference herein)

             10.141 Amended and Restated Securities Purchase Agreement, made and entered into as of June 28, 2001, amended and restated as of October 31, 2001 by and among Crescent Machinery Company, L.P., Crescent Machinery Holdings, L.P., CMC GP, LLC, Crescent Machinery Company, Crescent Operating, Inc., COPI Colorado, LP, CRE Equipment Holdings, LLC, Crescent Real Estate Equities Limited Partnership, and SunTX CMLP, Inc. (filed as Annex E to Proxy Statement for 2001 Annual Meeting of Shareholders and incorporated by reference herein)

             10.142 Third Amendment to Credit Agreement effective as of August 27, 2001, among Crescent Operating, Inc., Bank of America, N.A. (formerly NationsBank, N.A.), and the Support Parties identified therein (filed as Exhibit
                        10.142 to December 31, 2001 Form 10-K and incorporated by reference herein)

             10.143 Fourth Amendment to Credit Agreement effective as of November 27, 2001, among Crescent Operating, Inc., Bank of America, N.A. (formerly NationsBank, N.A.), and the Support Parties identified therein, together with related $15.0 million promissory note (filed as Exhibit
                        10.143 to December 31, 2001 Form 10-K and incorporated by reference herein)

             10.144 Fifth Amendment to Credit Agreement effective as of December 31, 2001, among Crescent Operating, Inc., Bank of America, N.A. (formerly NationsBank, N.A.), and the Support Parties identified therein, together with related $15.0 million promissory note, modified and extended as of December 31, 2001 (filed as Exhibit
                        10.144 to December 31, 2001 Form 10-K and incorporated by reference herein)

             10.145 Assignment/Pledge (Security Agreement) effective as of December 31, 2001 by Crescent Operating to Bank of America, N.A. (formerly NationsBank, N.A.) (filed as
                        Exhibit 10.145 to December 31, 2001 Form 10-K and incorporated by reference herein)

             10.146 Settlement Agreement dated as of February 14, 2002, by and among Crescent Real Estate Equities Limited Partnership, Crescent Real Estate Equities Company and Crescent Operating, Inc., Rosestar Management LLC, Canyon Ranch Leasing, L.L.C., Wine Country Hotel, LLC, Rosestar Southwest, LLC and COI Hotel Group, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed March 31, 2002, and incorporated by reference herein)

             10.147 Promissory Note, dated as of February 14, 2002, executed by Crescent Operating, Inc. and payable to Crescent Real Estate Equities Limited Partnership in the amount of $8,575,000.00 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed March 1, 2002, and incorporated by reference herein)

             10.148 Amended Promissory Note, dated as of August 14, 2002, executed by Crescent Operating, Inc. and payable to Bank of America, N.A. in the amount of $15,000,000 along with related Confirmation of Subordination Agreement and Sixth Amendment to Credit Agreement (filed herewith.)

     (b) Reports on Form 8-K

     On August 22, 2002, Crescent Operating filed a Current Report on Form 8-K dated August 22, 2002, with the Securities and Exchange Commission to report certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Crescent Operating's President, Chief Executive Officer and Chief Financial and Accounting Officer, of the financial statements included in the Company's Form 10-Q for the quarterly period ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of November, 2002.

                                    CRESCENT OPERATING, INC.
                                    (Registrant)




                                    By /s/ Jeffrey L. Stevens
                                       -----------------------------------------
                                       Jeffrey L. Stevens
                                       President, Chief Executive Officer,
                                       Chief Financial and Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, Jeffrey L. Stevens, President, Chief Executive Officer and Chief Financial and Accounting Officer of Crescent Operating, Inc. certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Crescent Operating, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods represented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                      By  /s/ Jeffrey L. Stevens
                                         --------------------------------------
                                         Jeffrey L. Stevens
                                         President, Chief Executive Officer and
                                         Chief Financial and Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

   10.148 Amended Promissory Note, dated as of August 14, 2002, executed by Crescent Operating, Inc. and payable to Bank of America, N.A. in the amount of $15,000,000 along with related Confirmation of Subordination
                         Agreement and Sixth Amendment to Credit Agreement
                         (filed herewith.)
