Form 10-K/A
period 2001-12-31
CRESCENT OPERATING INC
filed 2003-01-15
CIK 1035426

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

                         Commission file number 0-22725

                            CRESCENT OPERATING, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  75-2701931
----------------------------------------   -------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


     777 Main Street, Suite 1240
           Fort Worth, Texas                             76102
----------------------------------------   -------------------------------------
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code (817) 321-1602


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

The Form 10-K of Crescent Operating, Inc. (the "Company") for the year ended December 31, 2001 is being amended to (i) amend Item 1. Business in response to a comment letter received from the Securities and Exchange Commission ("SEC"),
(ii) amend Item 6. Selected Financial Data in response to a comment letter received from the SEC, (iii) amend Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in response to a comment letter received from the SEC, (iv) amend Item 8. Financial Statements and Supplementary Data in response to a comment letter received from the SEC, which includes the restatement of the financial statements for the change in accounting related to the reporting of discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and (v) amend
Item 14. Exhibits, Financial Statements Schedule, and Reports on Form 8-K to include, as an exhibit, the Notice Regarding Arthur Andersen LLP. All amended Items are presented in their entirety.

                                TABLE OF CONTENTS


                                                                                         PAGE
                                                                                         ----
                                          PART I.

Item 1.    Business.................................................................       6
Item 2.    Properties...............................................................      24
Item 3.    Legal Proceedings........................................................      24
Item 4.    Submission of Matters to a Vote of Security Holders......................      25

                                          PART II.

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters....      26
Item 6.    Selected Financial Data..................................................      27
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations................................................      29
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk...............      40
Item 8     Financial Statements and Supplementary Data..............................      41
Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure...................................      41

                                          PART III.

Item 10.   Directors and Executive Officers of the Registrant.......................      41
Item 11.   Executive Compensation...................................................      42
Item 12.   Security Ownership of Certain Beneficial Owners and Management...........      44
Item 13.   Certain Relationships and Related Transactions...........................      45

                                          PART IV.

Item 14.   Exhibits, Financial Statements Schedules, and Reports on Form 8-K........      50

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although Crescent Operating, Inc. (the "Company" or "Crescent Operating") believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those the Company expects to achieve. The Company's auditors report included on the financial statements included in this Annual Report on Form 10-K has expressed substantial doubt about the Company's ability to continue to operate as a going concern. Some of the other factors that might cause material variation from the expectations reflected in the forward-looking statements include:

    - the current inability of Crescent Operating to pay its deferred rent obligations to Crescent Real Estate Equities Limited Partnership ("Crescent Partnership"), the operating partnership of Crescent Real Estate Equities Company ("Crescent Equities", "Crescent Real Estate" or "CEI");

    - the ability of Crescent Operating to generate income from the assets remaining after the transfers of its hospitality and land development businesses pursuant to the Settlement Agreement;

    - the Company's inability to complete the transactions contemplated by the February 14, 2002 Settlement Agreement with Crescent Partnership, including but not limited to, holding a shareholders' meeting to approve the prepackaged bankruptcy plan contemplated by the Settlement Agreement; obtaining shareholder approval for that plan; or filing that plan in the form contemplated;

    - failure of Crescent Equities to provide assistance and funding to the Company of substantially all the costs of performing the steps required under the Settlement Agreement for implementation of the prepackaged bankruptcy plan, which funding is expected to provide for the preparation of a proxy statement for a shareholders' meeting to approve the prepackaged bankruptcy plan, the solicitation of proxies for that meeting, and all other expenses associated therewith; the expenses of operating the Company from the date of the Settlement Agreement through the commencement of the prepackaged bankruptcy; and the settlement or satisfaction of all of the Company's known creditors;

    - the Company's inability, after the commencement of bankruptcy proceedings, to control the course or outcome of the proceedings or its business operations, as federal bankruptcy law places the ultimate control over the bankrupt debtor into the discretion of the bankruptcy court;

    - the unpredictable nature of course or outcome of Crescent Machinery Company's bankruptcy proceedings;

    - even if the prepackaged bankruptcy plan is confirmed as contemplated, the Company will not have the ability to control the issuance of CEI common shares to Crescent Operating stockholders, following confirmation of the prepackaged bankruptcy plan;

    - the Company's inability to make any forecast regarding shareholders' recovery in bankruptcy if the prepackaged bankruptcy plan is not approved by the shareholders prior to the Company's filing for bankruptcy protection, as the Company's debts far exceed its assets, and its creditors, including CEI, may not be paid in full, and, consequently, it is probable that if the stockholders do not approve the prepackaged bankruptcy plan, the stockholders would receive no distributions with respect to their share ownership in the Company;

    - the Company's inability to sell its interest in the tenant of the AmeriCold temperature controlled logistics properties to a new entity that will be owned by the CEI shareholders, proceeds of which sale would be applied by the Company to the repayment of the Company's $15.0 million obligation to Bank of America;

    - the high levels of debt that the Company maintains and the Company's current inability to generate revenue sufficient to meet debt service payments, other obligations and operating expenses;

    - the availability of the financing that likely will be necessary to maintain the Company's operations and investments;

    - the current and continuing underperformance or non-performance of the Company's existing business investments;

    - the Company's inability to reach an agreement with its creditors which may result in the Company losing control of its remaining assets or operations or both either through foreclosure or bankruptcy;

    - any unfavorable resolution of issues that relate to the bankruptcy petition of Charter Behavioral Health Systems, LLC ("CBHS"), including, but not limited to, judgments against the Company in respect of lawsuits instituted in connection with the closure of certain CBHS facilities prior to CBHS's filing bankruptcy;

    - the impact of changes in the industries in which the Company's businesses and investments operate (including equipment sales and leasing and temperature controlled logistics) and the economic, demographic and other competitive conditions affecting those industries, the Company's cash flows and the value of the Company's investments, and

    - the impact of terrorism acts on the industries in which the Company's businesses and investments operate (including equipment sales and leasing and temperature controlled logistics).

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

BUSINESS SEGMENTS

As of December 31, 2001, Crescent Operating, through various subsidiaries and affiliates, had assets and operations comprising four business segments: (i) Equipment Sales and Leasing, (ii) Hospitality, (iii) Temperature Controlled Logistics and (iv) Land Development. Within these segments the Company owned the following for all or some portion of 2001:

- THE EQUIPMENT SALES AND LEASING SEGMENT consisted of a 100% interest in Crescent Machinery Company ("Crescent Machinery" or "CMC") and its subsidiary, a construction equipment sales, leasing and service company which had as many as 18 locations in seven states.

- THE HOSPITALITY SEGMENT consisted of (i) the Company's lessee interests in three Upscale Business Class Hotels owned by Crescent Partnership, which included the Denver Marriott City Center, the Hyatt Regency Albuquerque, and the Renaissance Hotel in Houston, Texas; lessee interests in three Destination Resort Properties owned by Crescent Partnership, which included the Hyatt Regency Beaver Creek, the Ventana Inn and Spa and the Sonoma Mission Inn and Spa (including the Sonoma Mission Inn Golf and Country
     Club); lessee interests in two destination fitness resort and spa properties, including Canyon Ranch-Tucson and Canyon Ranch-Lenox (collectively, the "Hospitality Properties"); and a 5% economic interest in CRL Investments, Inc. ("CRL"), which has an investment in the Canyon Ranch Day Spa in the Venetian Hotel in Las Vegas, Nevada and participates in the future use of the "Canyon Ranch" name. Crescent Partnership owned the remaining 95% economic interest in CRL.

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

    - LESSEE TRANSACTIONS were those in which Crescent Operating entered into a transaction to lease and operate real property owned by Crescent Partnership but which could not, under prior law applicable to REITs, be operated by Crescent Partnership due to Crescent Equities's status as a REIT. Lessee Transactions included the Company's leases of Hospitality Properties.

    - CONTROLLED SUBSIDIARY TRANSACTIONS were those in which Crescent Operating invested alongside Crescent Partnership in acquisitions where Crescent Operating owned all of the voting stock, and Crescent Partnership owned all of the non-voting stock of a corporate acquisition vehicle which in turn acquired a target business which could not be operated by Crescent Partnership due to Crescent Equities's status as a REIT. The voting stock represented the controlling interest of the entity being purchased, and due to its status as a REIT, Crescent Equities could not hold a controlling interest in such entities. Controlled Subsidiary Transactions include investments in CRL, Desert Mountain and Landevco.

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

    Effective February 14, 2002, the Company entered into the Settlement Agreement (discussed within this item) with Crescent Equities. The Settlement Agreement provided for the cancellation of the Intercompany Agreement.


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

SETTLEMENT AGREEMENT

On February 14, 2002, Crescent Operating entered into a Settlement Agreement with Crescent Real Estate. The Settlement Agreement also provided the basis for Crescent Operating to file a prepackaged bankruptcy plan that the Company believes will provide for a limited recovery to its stockholders. Pursuant to the Settlement Agreement, Crescent Operating has transferred the following assets to Crescent Real Estate:

    - all of its hotel operations, in lieu of foreclosure, on February 14, 2002 in exchange for a $23.6 million reduction in its rent obligations to Crescent Real Estate;

    - all of its land development interests, through a strict foreclosure, on February 14, 2002, and March 22, 2002, in exchange for a $40.1 million reduction of its debt obligations to Crescent Real Estate.

    In addition, the Settlement Agreement provides as follows:

    - Crescent Real Estate will make sufficient funds available to Crescent Operating to pay all of Crescent Operating's creditors, other than Crescent Real Estate, in full and to cover the expenses of implementing the Settlement Agreement and seeking to confirm the bankruptcy plan. To facilitate repayment of $15.0 million, plus interest, owed to Bank of America, Crescent Real Estate has allowed Crescent Operating to secure the Bank of America debt with a pledge of Crescent Operating's interest in AmeriCold Logistics, LLC. The bankruptcy plan contemplates that the AmeriCold Logistics interest will be purchased by a Crescent Real Estate affiliate for a sufficient amount to repay the Bank of America debt.

    - If Crescent Operating's stockholders approve the bankruptcy plan at a special meeting of stockholders called for that purpose, Crescent Real Estate will issue common shares of Crescent Equities to the Crescent Operating stockholders pursuant to the formula contained in the bankruptcy plan. If the stockholders of Crescent Operating do NOT accept the bankruptcy plan, they will not receive a distribution of common shares of Crescent Real Estate. If the total amount of claims and expenses paid by Crescent Real Estate in connection with the Crescent Operating bankruptcy and reorganization transactions equals or exceeds $16.0 million, the stockholders of Crescent Operating will receive no common shares of Crescent Real Estate and will not be entitled to reconsider their approval of the bankruptcy plan. Crescent Operating stockholders receiving Crescent Real Estate shares will be deemed to have released all claims they may have against Crescent Operating and Crescent Real Estate and those acting on their behalf that arose before the effective date of the plan. If the Crescent Operating stockholders do not approve the Crescent Operating bankruptcy plan, Crescent Operating will still seek to have that bankruptcy plan confirmed by the bankruptcy court. If the bankruptcy court confirms the plan, Crescent Operating stockholders will not receive common shares of Crescent Equities and will still cease to be stockholders of Crescent Operating on the date the plan becomes effective.

    - Crescent Operating will cancel all outstanding shares of its common stock.

    - Pursuant to both the Settlement Agreement and the bankruptcy plan, Crescent Operating will transfer the remaining assets of Crescent Operating at the direction of Crescent Real Estate.

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


Beginning in the second quarter of 2001, Crescent Machinery's business plan focused on right-sizing the business and creating liquidity. This plan included the reduction of operating costs and excess or underutilized assets. As of December 31, 2001, Crescent Machinery had reduced its inventory and rental fleet by approximately $37.0 million since June 30, 2001 and implemented actions to reduce expenses of approximately $5.0 million on an annualized basis. Crescent Machinery has closed its branches in Beaumont, Texas, Van Wert, Ohio and Franklin, Indiana, Honolulu, Hawaii, Santa Rosa, California, Sacramento, California, Sparks, Nevada, Union City, California, Tracy, California and Fresno, California in 2002.


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



Crescent Machinery was unable to reach satisfactory agreements with other lenders, however, and on February 6, 2002, Crescent Machinery Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Northern District of Texas in Fort Worth, Texas. Crescent Machinery intends to continue its normal operations in the sale, rental and servicing of construction equipment, while attempting to reorganize and restructure its debt to emerge a financially stronger and more competitive business. Crescent Machinery plans to continue with business as usual during this process, but certain locations will be evaluated and may be sold or closed to improve efficiency. Crescent Machinery did reach an agreement with one of its lenders to take back the equipment it had financed and limit Crescent Machinery's exposure to shortfall on the sale of the equipment to $500,000. The lender further agreed to finance the $500,000 over three years at 1% over prime interest rate. Completion of the return of equipment under this agreement would eliminate approximately $11.5 million of indebtedness of Crescent Machinery. Crescent Machinery has closed all its locations outside of Texas and Oklahoma in 2002.



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

OPERATIONAL STATISTICS


The following are operational statistics for the eight remaining branch locations within continued operations on a same store basis.

                                           For The Year Ended December 31,
                                          ---------------------------------
                                            2001         2000        1999
                                          --------     --------    --------
Revenue:
  New and used equipment............         47%          47%         59%
  Rental equipment..................         35%          34%         27%
  Parts, service and supplies.......         18%          19%         14%
                                          -----        -----       -----
Total revenue.......................        100%         100%        100%

Expenses:
  Cost of sales:
    New and used equipment..........         93%          88%         83%
    Rental equipment................         69%          61%         47%
    Parts, service and supplies.....         64%          66%         85%
                                          -----        -----       -----
  Total cost of sales...............         80%          75%         73%

                                          -----        -----       -----
  Gross profit......................         20%          25%         27%

  Operating expenses................         26%          23%         21%
                                          -----        -----       -----

Income (loss) from operations                (5)%          2%          6%
                                          =====        =====       =====


Under the Capital Agreement, which terminated January 22, 2002, the Company agreed upon a value for its investment in Crescent Machinery. Such agreed upon value served as an indicator to the Company that the potential existed for the impairment of certain assets as it relates to its current investment in Crescent Machinery. As required under Statement of Financial Accounting Standards No. 121, using all information available, the Company determined that certain assets within Crescent Machinery have carrying values which exceed the estimated undiscounted cash flows of those assets. As a result, the Company recorded an adjustment of $12.3 million and $26.9 million as impairment loss on assets in the Company's results from continuing operations and discontinued operations of closed branches, respectively, for the year ended December 31, 2001 related to Crescent Machinery. The Company will continue to evaluate the assets within Crescent Machinery for impairment and adjust such carrying values as necessary.


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

Each of the Hospitality Properties was under lease with Crescent Equities, with terms expiring from December 2004 to June 2009 and generally providing for (i) base rent, with periodic rent increases, (ii) percentage rent based on a percentage of gross hotel revenues less food and beverage revenues above a specified amount and (iii) a percentage of gross food and beverage revenues above a specified amount. Under the leases, the Company's subsidiaries had assumed the rights and obligations of the property owner under the respective management agreement with the hotel operators (including the property management agreements with Sonoma Management Company ("SMC") for Sonoma Mission Inn and Spa, Sonoma Mission Inn Golf and Country Club and Ventana Inn and Spa), as well as the obligation to pay all property taxes and other charges against the property. As part of each of the lease agreements for eight of the Hospitality Properties, Crescent Equities had agreed to fund all capital expenditures relating to furniture, fixtures and equipment reserves required under the applicable management agreements. The only exception was Canyon Ranch-Tucson, in which instance the Company owned all furniture, fixtures and equipment associated with the property and funded all related capital expenditures. With the permission of Crescent Equities, the Company had deferred payment of rent on the hospitality properties. Rent expense accrued but deferred as of December 31, 2001 was $41.2 million and is included in discontinued operations.


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

                                                                                       For the year ended December 31,
                                                                              ----------------------------------------------------
                                                                                  Average           Average           Revenue
                                                                                 Occupancy           Daily              Per
                                                                                    Rate              Rate         Available Room
                                                                              ---------------    --------------   ----------------
                                   Location       Lease Expiration    Rooms    2001     2000      2001    2000     2001      2000
                               ----------------  ------------------  -------  ------   ------    ------  ------   ------   -------
Upscale Business Class
  Hotels:
Denver Marriott City Center...  Denver, CO           June 2005         613      77%      84%      $123    $120     $ 95     $101
Hyatt Regency Albuquerque.....  Albuquerque, NM    December 2005       395      69       69        108     106       74       73
Renaissance Houston...........  Houston, TX          June 2009         389      64       59        113      95       73       56
                                                                     -----------------------------------------------------------
    Total/Weighted Average                                           1,397      71%      73%      $116    $111     $ 83     $ 80
                                                                     ===========================================================

Luxury Resorts and Spas:
Hyatt Regency Beaver Creek(1).  Avon, CO           December 2004       276      57%      69%      $278    $254     $159     $176
Sonoma Mission Inn & Spa......  Sonoma, CA         October 2006        228(2)   59       75        299     302      176      226
Ventana Inn & Spa.............  Big Sur, CA        December 2007        62      73       78        420     458      304      358
                                                                     -----------------------------------------------------------
    Total/Weighted Average                                             566      60%      72%      $305    $298     $182     $216
                                                                     ===========================================================

                                                                   Guest
                                                                   Nights
                                                                  -------
Destination Fitness Resorts
  and Spas:
Canyon Ranch-Tucson...........  Tucson, AZ        July 2006         250(3)
Canyon Ranch-Lenox............  Lenox, MA       December 2006       212(3)
                                                                  -------------------------------------------------------------
    Total/Weighted Average                                          462      81%(4)   86%(4)   $469(5)   $442(5)  $318(6)  $340(6)
                                                                  =============================================================

Grand Total/Weighted Average                                                 71%      75%      $263      $256     $183     $191
                                                                  =============================================================

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

                        TEMPERATURE-CONTROLLED LOGISTICS

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

The Temperature-Controlled Logistics segment consists of a 40% interest in the operations of AmeriCold Logistics. AmeriCold Logistics, headquartered in Atlanta, Georgia, has 5,900 employees and operates 100 temperature controlled storage facilities nationwide with an aggregate of approximately 525 million cubic feet of refrigerated, frozen and dry storage space. Of the 100 warehouses, AmeriCold Logistics leases 89 temperature controlled facilities with an aggregate of approximately 445 million cubic feet from the Temperature Controlled Logistics Partnerships, and manages 11 additional facilities containing approximately 80 million cubic feet of space. AmeriCold Logistics provides the frozen food industry with refrigerated storage and transportation management services.

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

RECENT DEVELOPMENTS


On December 31, 2002, AmeriCold Logistics sold its interests in its Carthage, Missouri and Kansas City, Kansas quarries to a joint venture owned 56% by Crescent Real Estate Equities Company and 44% by Vornado Realty Trust for approximately $20 million. AmeriCold Logistics will continue to manage these assets on behalf of the new owners.



On November 5, 2002, AmeriCold Logistics issued a $6,000,000 note to Vornado Operating, effective March 11, 2002, in exchange for Vornado Operating's $6,000,000 special equity contribution. Certain of AmeriCold Logistics' trade receivables collateralize the loan. The loan bears interest of 12% and requires monthly interest payments until maturity on December 31, 2004.


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

Consolidation among retail and food service channels has limited the ability of manufacturers to pass along cost increases by raising prices. Because of this, manufacturers have been forced in the recent past to focus more intensely on supply chain cost (such as inventory management, transporataion and distribution) reduction initiatives in an effort to improve operating performance. As the economy continues to recover from the current recession and stabilize at a level significantly greater than the trailing six months' performance, AmeriCold Logistics will continue to examine key areas of its operations to maximize long-term growth potential. These initiatives include customer profitability, reductions of energy and labor costs and providing complete supply chain solutions complemented by information systems to its customers. However, as AmeriCold Logistics focuses on its key initiatives, it will forge alliances with existing and new customers that will encourage movement of product into its facilities and strengthen long-term revenues.

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

OPERATIONAL INFORMATION

The following table shows the location and size of facility for each of the properties operated by AmeriCold Logistics as of December 31, 2001:

                                          Total Cubic                                                    Total Cubic
                          Number of         Footage                                     Number of          Footage
      State              Properties      (in millions)                State            Properties       (in millions)
-------------------     -------------    --------------         ------------------    ------------      -------------
Alabama                      5               10.8               Missouri(1)                 2                46.8
Arizona                      1                2.9               Nebraska                    2                 4.4
Arkansas                     6               33.1               New York                    1                11.8
California                  12               49.8               North Carolina              3                10.0
Colorado                     1                2.8               Ohio                        1                 5.5
Florida                      5                7.5               Oklahoma                    2                 2.1
Georgia                      8               49.5               Oregon                      6                40.4
Idaho                        2               18.7               Pennsylvania                4                50.8
Illinois                     2               11.6               South Carolina              1                 1.6
Indiana                      1                9.1               South Dakota                2                 6.3
Iowa                         2               12.5               Tennessee                   3                10.6
Kansas                       2                5.0               Texas                       4                27.2
Kentucky                     1                2.7               Utah                        1                 8.6
Maine                        1                1.8               Virginia                    2                 8.7
Massachusetts                5               10.5               Washington                  6                28.7

Minnesota                    1               5.9                Wisconsin                   3                17.4
Mississippi                  1                                  Canada                      1                 4.8
                                             4.7
                                                                                      -------           ---------
                                                                Total                     100               524.6
                                                                                      =======           =========

(1) Includes one underground facility of approximately 33.1 million cubic feet.

                                LAND DEVELOPMENT

OVERVIEW

Prior to the transfer of the Company's land development interests to Crescent Partnership in February and March 2002 pursuant to the Settlement Agreement, the Land Development segment consisted primarily of:

    - a 4.65% economic interest in Desert Mountain, a master planned, luxury residential and recreational community in northern Scottsdale, Arizona;

    - a 52.5% general partner interest in Woodlands Operating, which provided management, advisory, landscaping and maintenance services to The Woodlands, Texas and was the lessee of The Woodlands Resort and Conference Center;

    - a 2.625% economic interest (2.475% through November 2001) in Landevco, which owned approximately 6,600 acres for commercial and residential development as well as a realty office, an athletic center, and interests in both a title company and a mortgage company; and

    - a 60% economic interest in COPI Colorado, an entity that had a 10% economic interest in CRDI, formerly CDMC, which invests in entities that develop or manage residential and resort properties (primarily in Colorado) and provides support services to such properties.

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

                                                   Total          Total           Average
                                     Total       Lots/Units     Lots/Units        Closed
                                     Lots/        Developed       Closed        Sale Price
                                     Units         Since          Since          Per Lot/         Range of Proposed
Land Development                    Planned      Inception      Inception         Unit(1)       Sale Prices Per Lot(2)
----------------                    -------      ---------      ---------         -------       ----------------------
Desert Mountain............          2,665          2,338          2,195        $ 515,000        $400,000-$3,050,000(3)
The Woodlands..............         37,554         26,027         24,472        $  57,000        $ 16,000-$1,035,000
CRDI.......................          2,679          1,274            869              N/A        $ 25,000-$4,600,000
                                    ------         ------         ------

Total Land Development.....         42,898         29,639         27,536
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

                        RECENT ACCOUNTING PRONOUNCEMENTS


In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter 2002. The Company performed the first of the required impairment test of goodwill and indefinite lived intangible assets in 2002 which had no material effect on the earnings and financial position of the Company.



In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. It also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of the long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has presented the results from ten branch locations that were closed during 2002 in discontinued operations, net of tax. Accordingly, the results for years 2001, 2000 and 1999 have been restated to show discontinued operations for these branch locations. In addition, due to the Settlement Agreement discussed in this Item 1, the Land Development and Hospitality segments remaining at December 31, 2001 will be presented as discontinued operations in these financial statements.


                                    EMPLOYEES

As of December 31, 2001, Crescent Operating and the following consolidated subsidiaries had the number of employees indicated below:

Crescent Operating-corporate.................               5
Equipment Sales and Leasing segment..........             337
Hospitality segment..........................             635
Land Development segment.....................             691
                                                        -----

                                                        1,668
                                                        =====

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

              (2) Both nominees to the Board of Directors were elected, with the votes for each as follows:

        Name                     For             Votes Withheld
-------------------------    ------------     --------------------
Richard E. Rainwater          9,759,359             990,169
Anthony M. Frank             10,028,135             721,393

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

The following table reflects the high and low bid prices of the common stock for each calendar quarter indicated.

                 2001                          HIGH                     LOW
                 ----                          ----                     ---
March 31................................     $   1.63                 $   0.63
June 30.................................     $   1.25                 $   0.65
September 30............................     $   0.73                 $   0.25
December 31.............................     $   0.26                 $   0.03

                 2000                          HIGH                     LOW
                 ----                          ----                     ---
March 31................................     $   3.69                 $   2.06
June 30.................................     $   2.75                 $   1.25
September 30............................     $   1.75                 $   1.19
December 31.............................     $   1.13                 $   0.45

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


                                                                                                                  Carter-Crowley
                                                                                                                    Asset Group
                                                            Crescent Operating, Inc.                              (Predecessor)
                                       ---------------------------------------------------------------------    ----------------
                                                                                            For the Period       For the Period
                                                                                                 From                 From
                                                                                             May 9, 1997         January 1, 1997
                                           2001         2000          1999        1998     December 31, 1997      to May 8, 1997
                                       ------------  -----------  ------------  ---------  -----------------    ----------------
                                                                 (in thousands)
Operating Data:
   Revenues.......................       $ 67,521     $102,591      $ 97,615     $ 80,754       $ 19,600             $ 4,657
   (Loss) income from
      operations..................        (22,893)      (1,027)        2,440        2,734           (556)                158

   Net (loss) income..............        (78,133)      (3,690)       (2,695)       1,141        (22,165)                 25
   (Loss) Income per share-basic
      and diluted.................          (7.55)       (0.36)        (0.26)        0.10          (2.00)                  -

Balance Sheet Data:
   Total assets...................       $945,404     $910,528      $795,653     $937,333       $602,083
   Total debt.....................        587,110      473,517       421,874      371,139        258,129
   Total shareholders'
      deficit.....................        (93,388)     (23,533)      (20,522)     (16,068)        (8,060)

                          SEGMENT FINANCIAL INFORMATION
                             (AMOUNTS IN THOUSANDS)

The following is a summary of Crescent Operating's financial information reported by segment for the year ended December 31, 2001:

                                                                                 EQUIPMENT                          TEMPERATURE
                                                                                   SALES                            CONTROLLED
                                                                                AND LEASING        HOSPITALITY       LOGISTICS
                                                                               -------------       -----------      ----------
Revenues....................................................................   $      67,521       $         -       $       -

Operating expenses..........................................................          83,445                 -              21
                                                                               -------------       -----------       ---------
Loss from operations........................................................         (15,924)                -             (21)
Investment loss.............................................................               -                 -               -
Equity in losses of unconsolidated subsidiaries.............................               -                 -          (2,275)
Other (income) expense
    Interest expense (net)..................................................           4,125                 -               -
    Other...................................................................           1,419                 -               -
                                                                               -------------       -----------       ---------
Total other expense.........................................................           5,544                 -               -
                                                                               -------------       -----------       ---------
Loss from operations before income taxes....................................         (21,468)                -          (2,296)
Income tax provision (benefit)..............................................          (1,816)                -            (919)
                                                                               -------------       -----------       ---------
Loss from continuing operations.............................................         (19,652)                -          (1,377)
Discontinued operations (note 4 of financial statements)
    (Loss) income from operations of discontinued Hospitality
    and Land Development segments (less applicable income
    tax expense of $7,966 and minority interests of $(13,588)...............               -            (8,536)              -

    Loss from operations of discontinued equipment sales and
    leasing branches less applicable income tax benefit of $(1,968).........         (32,707)                -               -
                                                                               -------------       -----------       ---------
(Loss) income from discontinued operations..................................         (32,707)           (8,536)              -
                                                                               -------------       -----------       ---------
(Loss) income before accounting change......................................         (52,359)           (8,536)         (1,377)
Cumulative effect of change in accounting principle.........................               -                 -               -
                                                                               -------------       -----------       ---------
    Net (loss) income.......................................................   $     (52,359)      $    (8,536)      $  (1,377)
                                                                               =============       ===========       =========



                                                                                 LAND
                                                                             DEVELOPMENT               OTHER             TOTAL
                                                                           --------------          -------------     -------------
Revenues................................................................   $            -          $           -      $     67,521

Operating expenses......................................................                -                  6,948            90,414
                                                                           --------------          -------------      ------------
Loss from operations....................................................                -                 (6,948)          (22,893)
Investment loss.........................................................                -                  1,135             1,135
Equity in losses of unconsolidated subsidiaries.........................                -                      -            (2,275)
Other (income) expense
    Interest expense (net)..............................................                -                  9,116            13,241
    Other...............................................................                -                     (2)            1,417
                                                                           --------------          -------------      ------------
Total other expense.....................................................                -                  9,114            14,658
                                                                           --------------          -------------      ------------
Loss from operations before income taxes................................                -                (14,927)          (38,691)
Income tax provision (benefit)..........................................                -                 (5,856)           (8,591)
                                                                           --------------          -------------      ------------
Loss from continuing operations.........................................                -                 (9,071)          (30,100)
Discontinued operations (note 4 of financial statements)

    (Loss) income from operations of discontinued Hospitality
    and Land Development segments (less applicable income
    tax expense of $7,966 and minority interests of $(13,588)...........            2,719                      -            (5,817)

    Loss from operations of discontinued equipment sales and
    leasing branches less applicable income tax benefit of $(1,968).....                -                      -           (32,707)
                                                                           --------------          -------------      ------------
(Loss) income from discontinued operations..............................            2,719                      -           (38,524)
                                                                           --------------          -------------      ------------
(Loss) income before accounting change..................................            2,719                 (9,071)          (68,624)
Cumulative effect of change in accounting principle.....................                -                 (9,509)           (9,509)
                                                                           --------------          -------------      ------------
    Net (loss) income...................................................   $        2,719          $     (18,580)     $    (78,133)
                                                                           ==============          =============      ============

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


                                                                  For the            For the             For the
                                                                 Year Ended         Year Ended          Year Ended
(In thousands)                                               December 31, 2001   December 31, 2000   December 31, 1999
                                                            ------------------  ------------------  ------------------
REVENUES
  Equipment sales & leasing                                    $        67,521     $        69,976         $    62,311
  Hospitality                                                                -              32,615              35,304
                                                               ---------------     ---------------         -----------
     Total revenues                                                     67,521             102,591              97,615

OPERATING EXPENSES
  Equipment sales & leasing                                             71,113              68,710              58,799
  Hospitality                                                                -              22,582              24,649
  Hospitality properties rent - CEI                                          -               8,102               9,105
  Land development                                                           -                   -                  18
  Corporate general and administrative                                   6,969               4,224               2,604
  Impairment of assets                                                  12,332                   -                   -
                                                               ---------------     ---------------         -----------
     Total operating expenses                                           90,414             103,618              95,175
                                                               ---------------     ---------------         -----------
(LOSS) INCOME FROM OPERATIONS                                          (22,893)             (1,027)              2,440
                                                               ---------------     ---------------         -----------
INVESTMENT INCOME                                                        1,135                 722               1,890

EQUITY IN LOSS OF UNCONSOLIDATED SUBSIDIARIES                           (2,275)             (6,952)             (3,472)

OTHER EXPENSE (INCOME)
  Interest expense                                                      13,241              14,123              11,993
  Interest income                                                            -                (439)               (458)
  Gain on lease termination of hotel and sale of club                        -             (19,852)                  -
  Other                                                                  1,417                 762                  19
                                                               ---------------     ---------------         -----------
     Total other expense (income)                                       14,658              (5,406)             11,554
                                                               ---------------     ---------------         -----------

 LOSS FROM CONTINUING OPERATIONS BEFORE TAXES                          (38,691)             (1,851)            (10,696)

INCOME TAX BENEFIT                                                      (8,591)               (929)             (9,102)
                                                               ---------------     ---------------         -----------

LOSS FROM CONTINUING OPERATIONS                                        (30,100)               (922)             (1,594)

DISCONTINUED OPERATIONS
    (Loss) income from operations of discontinued
     Hospitality and Land Development segments
     (less applicable income tax expense of $7,966,
     $14,664 and $6,505 and minority interests of
     $(13,588), $(26,018) and $(14,112))                                (5,817)                106                 319

    Loss from operations of discontinued Equipment
    Sales and Leasing branches (less applicable
    income tax benefit of $(1,968), $(1,988) and $(874)                (32,707)             (2,874)             (1,420)
                                                               ---------------     ---------------         -----------

       (LOSS) FROM DISCONTINUED OPERATIONS                             (38,524)             (2,768)             (1,101)
                                                               ---------------     ---------------         -----------

LOSS BEFORE ACCOUNTING CHANGE                                          (68,624)             (3,690)             (2,695)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                     (9,509)                  -                   -
                                                               ---------------     ---------------         -----------
NET LOSS                                                       $       (78,133)    $        (3,690)        $    (2,695)
                                                               ===============     ===============         ===-=======

YEAR ENDED DECEMBER 31, 2001, COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

REVENUES


Total revenue decreased $35.1 million, or 34.2%, to $67.5 million for the year ended December 31, 2001, compared with $102.6 million for the year ended December 31, 2000. The decrease in total revenue is attributable to the following:



Equipment Sales and Leasing Segment

Equipment sales and leasing revenue decreased $2.5 million, or 3.6%, to $67.5 million for the year ended December 31, 2001, compared with $70.0 million for the year ended December 31, 2000. The decrease in revenue is discussed below.
In addition, Crescent Operating believes that revenue was impacted significantly and negatively by the general recession and additionally as a consequence of the September 11, 2001 terrorist attacks against the United States and the continuing threat of terrorism as certain industries reduce their construction expenditures. Significant components of the decrease were:



     - a decrease of $1.3 million in new and used equipment sales due to weaker market conditions and increased demand from customers for rentals as compared to purchases; and



     - an decrease in parts, service and supplies revenue of $1.6 million for the current year primarily due to decreased demand for maintenance and repair work; partially offset by



     - an increase in rental revenue of $0.4 million during the year ended December 31, 2001 primarily due to same store rental growth.



Hospitality Segment

Hospitality revenue from continuing operations decreased $32.6 million, or 100%, for the year ended December 31, 2001 as compared to hospitality revenue from continuing operations of $32.6 million for the year ended December 31, 2000. The decrease in revenue was due to the sale of the Four Seasons Hotel in Houston on November 3, 2000.


OPERATING EXPENSES


Total operating expenses decreased $13.2 million, or 12.7%, to $90.4 million for the year ended December 31, 2001, compared with $103.6 million for the year ended December 31, 2000. The decrease in operating expenses is attributable to the following:


Equipment Sales and Leasing Segment


Equipment sales and leasing expenses increased $14.7 million, or 21.4%, to $83.4 million for the year ended December 31, 2001, compared with $68.7 million for the year ended December 31, 2000. Significant components of the overall increase were:



- an adjustment of $12.3 million related to impairment of property, equipment and goodwill at Crescent Machinery;



- a $2.1 million increase in rental expenses due mainly to an increase in rental inventory resulting in increased depreciation expense and maintenance costs for the year ended December 31, 2001;



- an increase of $1.0 million in general and administrative expenses due primarily to increases in corporate payroll, insurance expense and professional fees; and



- a $0.5 million increase in new and used equipment expenses; partially offset by



- a $1.2 million decrease in parts, service and supplies expenses due primarily to reductions in sales of new and used equipment.



Hospitality Segment

Hospitality expenses from continuing operations decrease $30.7 million, or 100%, for the year ended December 31, 2001 as compared to hospitality expenses from continuing operations of $30.7 million for the year ended December 31, 2000. The decrease was due to the sale of the Four Seasons Hotel in Houston on November 3, 2000.


Corporate General and Administrative Expenses

Corporate general and administrative expenses increased $2.8 million, or 66.7%, to $7.0 million for the year ended December 31, 2001, compared with $4.2 million for the year ended December 31, 2000. These expenses consisted of general corporate overhead costs, such as legal and accounting costs, insurance costs and corporate salaries. The increase over prior year is primarily attributable to (i) a reserve recorded by the Company for amounts due from Crescent Operating, Inc. Voluntary Employees' Beneficiary Association Health Care Plan,
(ii) management fees payable to SunTx under the Management Agreement and (iii) professional fees incurred in connection with the proposed restructuring of the Company. See - Item 1 - Settlement Agreement.

INVESTMENT INCOME


Investment income increased $0.4 million or 57.1%, to $1.1 million for the year ended December 31, 2001, compared with $0.7 million for the year ended December 31, 2000. Significant components of the overall increase were:



- an increase in investment income of Magellan warrants in the amount of $1.1 million; partially offset by



- no gains on sales of investments in 2001 compared to gains on sale of CS I and CS II in the amount of $0.7 million which occurred in 2000.



EQUITY IN LOSSES OF UNCONSOLIDATED SUBSIDIARIES



Equity in losses of unconsolidated subsidiaries decreased $4.7 million or 67.1%, to $(2.3) million for the year ended December 31, 2001, compared with loss $7.0 million for the year ended December 31, 2000. Significant components of the overall decrease were:






- no equity in income of Transportal Network as compared to income of $0.4 million in 2000; partially offset by


- a decrease in equity in loss of AmeriCold Logistics in the amount of $5.1 million.


OTHER EXPENSE (INCOME)



Other expense (income) decreased $20.1 million to $14.7 million for the year ended December 31, 2001, compared with income of $(5.4) million for the year ended December 31, 2000. Significant components of the decrease were:



-    no gain on sale of the Four Seasons Hotel in Houston of $18.3 million;

-    no gain on sale of the Houston Center Athletic Club $1.6 million;

- a decrease in interest expense of $0.9 million for the year ended December 31, 2001 primarily due to lower debt balances as compared to the year ended December 31, 2000; and

- a decrease in interest income in the amount of $0.4 million due to a put option to sell the Company's remaining 20% of its 5% interest in the Temperature Controlled Logistics Partnerships in 2000; partially offset by

- an increase in Other expense in the amount of $0.7 million due to increases in bad debt expense within the Equipment Sales and Leasing segment.





INCOME TAX (BENEFIT) PROVISION


Income tax benefit of $8.6 million for the year ended December 31, 2001 represents a increase of $7.7 million from the year ended December 31, 2000. Income tax benefit consisted of a $5.9 million benefit at the corporate level, a $1.8 million benefit for the Equipment Sales and Leasing segment, and a $0.9 million benefit for the Temperature Controlled Logistics segment.



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



DISCONTINUED OPERATIONS



On January 1, 2002, the Company adopted Statements of Financial Accounting Standards SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (See Note 12). SFAS No. 144 broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented.



Pursuant to the Settlement Agreement, the Company transferred its interests in the Hospitality and Land Development segments as of February 14, 2002 and March 22, 2002. The Company has reclassed results from operations for the Hospitality and Land Development segments as discontinued operations for the years ended December 31, 2001, 2000 and 1999. The Company realized losses from discontinued operations of $5.8 million after minority interest of $13.6 million and a $8.0 million income tax expense, related to the Hospitality and Land Development segments for the year ended December 31, 2001, as compared to income from discontinued operations of $0.1 million after minority interest of $26.0 million and income tax expense of $14.7 million, for the year ended December 31, 2000. Significant components of the $5.9 million decrease in discontinued operations related to the Hospitality and Land Development segments were:



- decrease in income from the Hospitality segment due to decreases in occupancy from weaker market conditions; and



- fewer home sales and memberships within the Land Development segment due to weaker market conditions.



In addition, during 2002, Crescent Machinery closed down ten branch locations. The Company realized a loss $32.7 million, net of income tax benefit of $2.0 million, from discontinued operations related to the Equipment Sales and Leasing segment for the year ended December 31, 2001 as compared to a loss of $2.9 million, net of income tax benefit of $2.0 million for the year ended December 31, 2000. Significant components of the $29.8 million decrease were:



- an adjustment of $26.9 million related to impairment of property, equipment and goodwill at the closed branches; and



- decreases in new and used equipment income and parts, supplies and service income due to weaker market conditions and increased demand for rentals as compared to purchases.


YEAR ENDED DECEMBER 31, 2000, COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

REVENUES


Total revenue increased $5.0 million, or 5.1%, to $102.6 million for the year ended December 31, 2000, compared with $97.6 million for the year ended December 31, 1999. The increase in total revenue is attributable to the following:



Equipment Sales and Leasing Segment

Equipment sales and leasing revenue increased $7.7 million, or 12.4%, to $70.0 million for the year ended December 31, 2000, compared with $62.3 million for the year ended December 31, 1999. Significant components of the increase were:



     - an increase in rental revenue of $6.4 million during the year ended December 31, 2000 primarily due to acquisitions since January 1, 1999 and same store rental growth; and



     - an increase in parts, service and supplies revenue of $4.7 million for the current year primarily due to increased demand for maintenance and repair work; partially offset by



     - a decrease of $3.4 million in new and used equipment sales due to increased demand from customers for rentals as compared to purchases.



Hospitality Segment

Hospitality revenue from continuing operations decreased $2.7 million, 7.6%, to $32.6 million for the year ended December 31, 2000 as compared to hospitality revenue from continuing operations of $35.3 million for the year ended
December 31, 1999. The $2.7 million decrease in revenue was due to the sale of the Four Seasons Hotel in Houston on November 3, 2000.


OPERATING EXPENSES


Total operating expenses increased $8.4 million, or 8.8%, to $103.6 million for the year ended December 31, 2000, compared with $95.2 million for the year ended December 31, 1999. The increase in operating expenses is attributable to the following:

Equipment Sales and Leasing Segment


Equipment sales and leasing expenses increased $9.9 million, or 16.8%, to $68.7 million for the year ended December 31, 2000, compared with $58.8 million for the year ended December 31, 1999. Significant components of the overall increase were:



- an $6.4 million increase in rental expenses due mainly to an increase in rental inventory resulting in increased depreciation expense for the year ended December 31, 2000;



- a $3.2 million increase in operating expenses due primarily to acquisitions since January 1, 1999 and to the startup of the Fort Worth location in late 1999; and



- a $1.4 million increase in parts, service and supplies expenses as a result of an increase in parts, service and supplies revenue; partially offset by



- a $1.1 million decrease in new and used equipment expenses as a result of a decrease in new and used equipment sales.



Hospitality Segment



Hospitality expenses from continuing operations decreased $3.1 million, or 9.2%, to $30.7 million for the year ended December 31, 2000 as compared to hospitality expenses from continuing operations of $33.8 million for the year ended December 31, 1999. The decrease of $3.1 million was due to the sale of the Four Seasons Hotel in Houston on November 3, 2000.





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


Investment Income


Investment income decreased $1.2 million or 63.2%, to $0.7 million for the year ended December 31, 2000, compared with $1.9 million for the year ended December 31, 1999. Significant components of the overall decrease were:



- a decrease in gain on sale of CS I and CS II of $0.8 million to $0.7 million for the year ended December 31, 2000 as compared to a gain of $1.5 million for the year ended December 31, 1999;


- no recognition of income of $0.2 million from the investment in Hicks Muse as it was sold in 1999; and

- no gain on sale from the Corporate Arena of $0.2 million recognized for the year ended December 31, 1999.


Equity in Income (Loss) of Unconsolidated Subsidiaries



Equity in income (loss) of unconsolidated subsidiaries increased $3.5 million or 100%, to $7.0 million for the year ended December 31, 2000, compared with losses of $(3.5) million for the year ended December 31, 1999. Significant components of the overall increase were:





- an increase in equity in loss of AmeriCold Logistics in the amount of $3.7 million partially due to holding the investment for a full year as compared to ten months in the prior year as well as increased labor costs;


-    a decrease in equity in income of HCAC in the amount of $0.3 million; and



- a decrease in equity in income of CS I and CSII in the amount of $0.3 million; partially offset by



- a decrease in equity in loss of Transportal Network in the amount of $0.8 million.

OTHER EXPENSE(INCOME)



Other expense (income) decreased $17.0 million, or 147%, to $(5.4) million for the year ended December 31, 2000, compared with $11.6 million for the year ended December 31, 1999. Significant components of the decrease were:



- gain on lease termination resulting from sale of the Four Seasons Hotel in Houston of $18.3 million; and

- gain on sale of the Houston Center Athletic Club of $1.6 million; partially offset by

- an increase in interest expense in the amount of $2.1 million for the year ended December 31, 2000, resulting from an increase in outstanding indebtedness in connection with acquisitions; and

- an increase in Other expense in the amount of $0.8 million due to increases in bad debt expense within the Equipment Sales & Leasing segment.



INCOME TAX BENEFIT



Income tax benefit of $0.9 million for the year ended December 31, 2000 represents an decrease of $8.2 million from the year ended December 31, 1999. Income tax benefit consisted of a $4.4 million benefit at the corporate level, a $1.8 million benefit for the Equipment Sales and Leasing segment and a $3.0 million benefit for the Temperature Controlled Logistics segment partially offset by income tax expense for the Hospitality segment of $8.2 million.



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



DISCONTINUED OPERATIONS



On January 1, 2002, the Company adopted Statements of Financial Accounting Standards SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (See Note 12). SFAS No. 144 broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented.



Pursuant to the Settlement Agreement, the Company transferred its interests in the Hospitality and Land Development segments as of February 14, 2002 and March 22, 2002. The Company has reclassed results from operations for the Hospitality and Land Development segments remaining at December 31, 2001 as discontinued operations for the years ended December 31, 2001, 2000 and 1999. The Company realized income from discontinued operations of $0.1 million after minority interest of $26.0 million and a $14.7 million income tax expense, related to the Hospitality and Land Development segments for the year ended December 31, 2000, as compared to income from discontinued operations of $0.3 million after minority interest of $14.1 million and income tax expense of $6.5 million, for the year ended December 31, 1999. Significant components of the $0.2 million decrease were:




- decreased income from the Land Development segment due to fewer home and lot sales as compared to the prior year; partially offset by



- increased income at Sonoma Mission Inn and Spa which can be attributed to the 30 additional guest rooms completed in April 2000, the return of 20 rooms in January 2000 which were taken out of commission in February 1999 to house a temporary spa during the construction of the 30,000 square foot full-service spa, as well as increased rates in the current year as compared to discounted rates used in the prior year during the construction period; and



- income from the Renaissance Hotel, which was first leased by the Company in June 1999; and



- increased income from the Hospitality segment due to increased rates and occupancy as compared to 1999.

During 2002, Crescent Machinery closed down ten branch locations. The Company realized a loss $2.9 million, net of income tax benefit of $2.0 million, from discontinued operations related to the Equipment Sales and Leasing segment for the year ended December 31, 2000 as compared to a loss of $1.4 million, net of income tax benefit of $0.9 million for the year ended December 31, 1999. Significant components of the $1.5 million increase were:



- an increase in loss during the year ended December 31, 2000 as compared to the year ended December 31, 1999 primarily due to a full year recognition of operations from acquisitions throughout 1999; and



- a decrease in demand of new and used equipment due to increased demand from customers for rentals as compared to purchases.


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


The Settlement Agreement significantly restricts Crescent Operating's ability to access capital resources. Among other things, the Settlement Agreement limits Crescent Operating's ability to incur additional indebtedness, incur liens, pay dividends or make certain other restrictive payments. Based on these restrictions in the Settlement Agreement and Crescent Operating's current financial condition, it is unlikely that Crescent Operating would have access to any third-party financing. In connection with the Settlement Agreement, Crescent Real Estate did provide Crescent Operating with a $8.6 million facility to provide liquidity during the pendency of the bankruptcy case. Pursuant to this facility, Crescent Real Estate will fund only Crescent Operating's out-of-pocket operating expenses through the bankruptcy. Even with this financing, it is unlikely that Crescent Operating will be able to fund its working capital requirements.

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


Cash and cash equivalents were $0.5 million and $1.0 million at December 31, 2001 and December 31, 2000, respectively (see Note 1 of financial statements). The 50.0% decrease is attributable to $14.2 million and $118.7 million of cash provided by investing and financing activities, respectively, partially offset by $133.4 million of cash used in operating activities.


OPERATING ACTIVITIES


Net cash flows used in operating activities for the year ended December 31, 2001 were $133.4 million compared with the net cash used in operating activities of $46.4 million and $9.1 million for the years ended December 31, 2000 and 1999, respectively. The Company's outflow of cash used in operating activities of $133.4 million was primarily attributable to outflows from:



     -   net operating activities of discontinued operations of $136.7 million;



     -   net loss of $78.1 million; and



     -   a decrease in other assets of $0.5 million.


The outflow of cash used in operating activities was partially offset by:


     -   decrease in inventories of $15.8 million;



     -   decrease in accounts receivable of $11.2 million; and



     -   decrease in prepaid expenses and current assets of $0.6 million.


INVESTING ACTIVITIES

Net cash flows provided by investing activities for the year ended December 31, 2001 were $14.2 million compared with the net cash provided by investing activities of $20.4 million and the net cash used in investing activities of $34.5 million for the years ended December 31, 2000 and 1999, respectively. The Company's inflow of cash provided by investing activities of $14.2 million was primarily attributable to inflows from:


     -   proceeds from the sale of property and equipment of $22.4 million; and



     -   net investing activities of discontinued operations of $13.0 million.


The inflow of cash provided by investing activities was partially offset by:


     -   purchases of property and equipment of $21.1 million.


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


     -   net financing activities of discontinued operations of $156.2 million;
         and



     -   proceeds of all long-term debt of $39.8 million.


The inflow of cash provided by financing activities was partially offset by:


     -   payments of all long-term debt of $77.4 million.


FINANCING ATTRIBUTABLE TO CORPORATE AND WHOLLY OWNED SUBSIDIARIES

As of December 31, 2001, financing instruments attributable to corporate and wholly owned subsidiaries were as follows:

- During 2001, the Company extended the maturity date of its $15.0 million unsecured bank line of credit from Bank of America, first from August 2001 to November 2001, then from November 2001 to the earlier of December 31, 2001 or the close of the Purchase Agreement and finally in March 2002, with an effective date of December 31, 2001, from December 2001 to August 2002. The line of credit bears interest at the LIBOR rate plus 1% per annum, payable monthly and all principal and unpaid interest on the line of credit is payable August 15, 2002. The $15.0 million available under the line of credit from Bank of America is fully drawn.

- In connection with the formation and capitalization of Crescent Operating in the second quarter of 1997, Crescent Operating received approximately $14.1 million in cash from Crescent Partnership and Crescent Partnership loaned Crescent Operating approximately $35.9 million pursuant to a five-year term loan, maturing on May 8, 2002, of which approximately $16.2 million was outstanding as of December 31, 2001. The loan is a recourse loan that is collateralized, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets which the Company now owns or may acquire in the future. The loan bears interest at the rate of 12% per annum, compounded quarterly, with required quarterly principal and interest payments limited by quarterly cash flow of the Company as defined in the applicable credit agreement. This loan is called the "1997 Term Loan."

- Effective March 12, 1999, the Company agreed to make a permanent reduction in its $30.4 million 12% line of credit with Crescent Partnership commensurate with the proceeds from the sale of 80% of the Company's 2% interest in the Temperature Controlled Logistics Partnerships. On March 12, 1999, the Company received $13.2 million of proceeds and correspondingly permanently reduced the availability under the line of credit from $30.4 million to $17.2 million. The line of credit bears interest at the rate of 12% per annum, compounded quarterly, payable on an interest-only basis during its term, which expires on the later of (i) May 21, 2002 or (ii) five years after the last draw under the line of credit (in no event shall the maturity date be later than June 2007). Draws may be made under the line of credit until June 22, 2002. The line of credit is a recourse obligation and amounts outstanding thereunder are collateralized, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets which the Company now owns or may acquire in the future. The line of credit is cross-collateralized and cross-defaulted with the Company's other borrowings from Crescent Partnership. As of December 31, 2001, $20.2 million was outstanding under the line of credit. This line of credit is called the "1997 Revolving Loan."

- Also effective March 12, 1999, the Company obtained from Crescent Partnership a $19.5 million line of credit bearing interest at a rate of 9% per annum. The line of credit is payable on an interest-only basis during its term, which expires in May 2002. The note is cross-collateralized and cross-defaulted with the Company's other borrowings from Crescent Partnership. Upon inception of this line of credit, the Company immediately borrowed the full $19.5 million with which it contributed approximately $15.5 million in connection with the formation of AmeriCold Logistics and used the remaining $4.0 million of proceeds to reduce the amount outstanding under the 12% line of credit with Crescent Partnership. As of December 31, 2001, $22.0 million was outstanding under the line of credit. This line of credit is called the "AmeriCold Loan."

- The Company funded its contribution to COPI Colorado using the proceeds from a $9.0 million term loan from Crescent Partnership. The loan bears interest at 12% per annum, with interest payable quarterly and the full original principal amount of $9.0 million, together with any accrued but unpaid interest, payable in May 2002. The Company's interest in COPI Colorado secures the loan, which is cross-collateralized and cross-defaulted with the Company's other borrowings from Crescent Partnership. As of December 31, 2001, $10.6 million was outstanding under the line of credit. This line of credit is called the "COPI Colorado Loan."

- As a part of the acquisitions of E.L. Lester and Company ("Lester") and Harvey Equipment Center, Inc. ("Harvey"), Crescent Operating issued notes payable in the amount of $6.0 million and $1.2 million, respectively. The Lester and Harvey notes are payable in semi-annual principal and interest payments and bear interest at 7.5% and 8.0%, respectively. All principal and unpaid interest on the Harvey and Lester notes are due July 2002 and July 2003, respectively. The Lester note is collateralized by stock of Lester. As of December 31, 2001, the outstanding balances on the Lester and Harvey notes were $2.5 million and $0.3 million, respectively. These notes are called the "Equipment Acquisition Notes."

- Crescent Machinery has various equipment notes payable and floor plan notes under credit facilities which are collateralized by the equipment financed. The equipment notes are payable in monthly principal and interest payments and bear interest at 4.5% to 9.5% per annum and mature in 2002 due to defaults in payments. The floor plan notes do not bear interest, do not require monthly principal or interest payments and generally have terms ranging from three to twelve months. As of December 31, 2001, the outstanding balance on the equipment notes was $80.7 million and on the floor plan notes was $4.2 million. At December 31, 2001, Crescent Machinery was in default on its loans from commercial institutions because of its nonpayment of required principal payments with outstanding principal amounts under default by Crescent Machinery of $84.9 million at December 31, 2001. These notes are called the "Equipment Financing Notes."

Subsequent to December 31, 2001, the following events occurred involving such financing instruments:

- On February 15, 2002, Crescent Partnership purchased Equipment Acquisition Notes from the note holders.

- Due to its bankruptcy filing and to non-payment of required principal payments, Crescent Machinery is currently in default on its Equipment Financing Notes. Outstanding principal amounts under default by Crescent Machinery totaled $84.9 million at December 31, 2001. On February 6, 2002, Crescent Machinery Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in Fort Worth, Texas.

- On February 13, 2002, the Company received notice from Crescent Partnership that it was in default on the 1997 Term Loan, the 1997 Revolving Loan, the AmeriCold Loan and the COPI Colorado Loan. On February 14, 2002, pursuant to the Settlement Agreement, Crescent Partnership foreclosed on certain collateral securing such loans, which had the effect of reducing the aggregate indebtedness from $76.2 million to $36.1 million.

FINANCING ATTRIBUTABLE TO NON WHOLLY OWNED SUBSIDIARIES

As of December 31, 2001, financing instruments attributable to non wholly owned subsidiaries were as follows:

- Desert Mountain Properties has a credit agreement with Crescent Partnership pursuant to which Crescent Partnership has advanced funds to Desert Mountain Properties through a "Junior Note". The Junior Note evidences a $60.0 million advance from Crescent Partnership to Desert Mountain Properties and accrues interest at 14% per annum. The principal and interest on the Junior Note is payable in quarterly installments, based on proceeds from the operations of Desert Mountain Properties. As of December 31, 2001, the outstanding balance of the Junior Note was $59.0 million.

- Desert Mountain Properties entered into a $50.0 million credit facility with National Bank of Arizona in May 1998. The facility was amended in December 2001. The facility is comprised of (i) a $40.0 million line of credit available for vertical financing related to new home construction and bears an annual interest at the prime rate and (ii) a $10.0 million line of credit available for borrowings against certain notes receivable issued by Desert Mountain Properties and bears an annual interest rate of prime plus 1%. The credit facility expires November 2003 with interest payable monthly, collateralized by land owned by Desert Mountain Properties, deeds of trust on lots sold and home construction. As of December 31, 2001, the outstanding balance on the line of credit with National Bank of Arizona was $29.9 million.

- Desert Mountain Properties has an unsecured promissory note payable to Crescent Partnership for $1.0 million. The note bears interest at 10%, with payments of interest due in quarterly installments. Payment of principal is due at the note's expiration of December 31, 2002.

- CRDI has four lines of credit with Crescent Partnership. The first line of credit of $56.2 million bears interest at 11.5% per annum, compounded annually. Principal and interest payments are due as distributions from projects are received, as defined by the applicable agreement. The line of credit is due August 2004. As of December 31, 2001, $48.4 million was outstanding on the $56.2 million line of credit. The second line of credit of $100.0 million bears interest at 11.5% per annum, compounded annually. Principal and interest payments are due as distributions from projects are received, as defined by the applicable agreement. The line of credit is due September 2008. As of December 31, 2001, $72.3 million was outstanding on the $100.00 million line of credit. The third line of credit with Crescent Partnership for $40.0 million bears interest at 11.5% per annum. Principal and interest payments are due as distributions are received, as defined by the applicable credit agreement. The line of credit is due December 2006. As of December 31, 2001, $23.4 million was outstanding on the $40.0 million line of credit. The fourth line of credit with Crescent Partnership for $70.0 million bears interest at 11.5% per annum. Principal and interest payments are due as distributions are received, as defined by the applicable credit agreement. The line of credit is due December 2006. As of December 31, 2001, $36.6 million was outstanding on the $70.0 million line of credit. The lines of credit are collateralized by CRDI's interests in East West Resort Development partnerships, East West Resorts, LLC and other CRDI property. Generally, CRDI's loans with Crescent Partnership are cross-collateralized and cross-defaulted.

- The operating entities in which CRDI invests have various construction loans for East West projects which are collateralized by deeds of trust, security agreements and a first lien on the assets conveyed. The notes are payable in monthly principal and interest payments and bear interest at 4.4% to 11.3% per annum. The notes mature between 2002 and 2003. As of December 31, 2001, the outstanding balance on these construction notes was $136.6 million in the aggregate.

- CRL has a line of credit with Crescent Partnership in the amount of $7.0 million bearing interest at a rate of 12% per annum. The line of credit is due August 2003. The principal and interest are payable as CRL receives distributions pursuant to the CR License Operating Agreement and the CR Las Vegas Operating Agreement. The $7.0 million available under the line of credit was fully drawn as of December 31, 2001.

- In July 2000, CRL obtained from Crescent Partnership a $0.2 million term note bearing interest at a rate of 12% per annum. The full original principal amount of $0.2 million, together with any accrued but unpaid interest is due August 2003. As of December 31, 2001, $0.2 million was outstanding on the note.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is contained in the Company's Consolidated Financial Statements as indicated in the Index on Page F-1 of this Amendment
No. 1 to the Annual Report on Form 10-K/A, and is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                                         LONG-TERM
                                                            ANNUAL COMPENSATION                      COMPENSATION AWARDS
                                                            -------------------                      -------------------
                                                                              OTHER ANNUAL      RESTRICTED       SECURITIES
       NAME AND PRINCIPAL POSITION         YEAR      SALARY        BONUS      COMPENSATION     STOCK AWARDS   UNDERLYING OPTIONS
       ---------------------------         ----      ------        -----      ------------     ------------   ------------------
Jeffrey L. Stevens                         2001     $200,000         --            --               --
     President and Chief Executive         2000     $200,000         --            --               --
     Officer (2/02 - present)              1999     $166,458      $ 35,000         --               --            150,000(2)
     Executive Vice President and Chief
     Operating Officer

John C. Goff                               2001     $100,000         --            --               --               --
     President and Chief Executive         2000     $100,000         --            --               --               --
     Officer (6/99-2/02)                   1999     $ 55,556(1)      --            --               --            260,000(1)(2)

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

 AGGREGATED OPTION EXERCISES DURING 2001 AND OPTION VALUES AT DECEMBER 31, 2001

                                                          NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                     UNDERLYING UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS
                                                           AT FISCAL YEAR-END             AT FISCAL YEAR-END (1)
                                                           ------------------             ----------------------
                        SHARES
                      ACQUIRED ON        VALUE
NAME                   EXERCISE        REALIZED      EXERCISABLE     UNEXERCISABLE    EXERCISABLE      UNEXERCISABLE
----                   --------        --------      -----------     -------------    -----------      -------------
John C. Goff              --              --            549,190           --               --                --

Jeffrey L. Stevens        --              --            202,800           --               --                --

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

BENEFICIAL OWNERSHIP

NAME AND ADDRESS OF BENEFICIAL OWNER             NUMBER OF SHARES         PERCENT OF OUTSTANDING SHARES (7)
------------------------------------             ----------------         ---------------------------------
     Jeffrey L. Stevens (1)(2)                       207,800(3)                        1.9%
   777 Main Street, Suite 1240
     Fort Worth, Texas 76102

       Richard E. Rainwater                        1,253,714(4)                       11.5%
     777 Main Street, Suite 2250
       Fort Worth, Texas 76102

            John C. Goff                             858,121(5)                        7.5%
    777 Main Street, Suite 2100
      Fort Worth, Texas 76102

    Magten Asset Management Corp.                    670,300(6)                        6.2%
         35 East 21st Street
      New York, New York 10010

All Directors and Executive Officers                 207,800(3)                        1.9%
        As a Group (one person)

---------------------
(1)  Indicates a director of Crescent Operating.

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


Crescent Resort Development, Inc. (formerly Crescent Development Management
Corp.)

Until February 14, 2002, Crescent Operating was the sole general partner of COPI Colorado, LP, which owns 10% of CRDI, representing 100% of the voting stock of CRDI. Mr. Goff is a limited partner of COPI Colorado. Until December 2000, CRDI had an indirect economic interest in a real estate company specializing the management of resort properties. That investment was transferred to Crescent Development Management Corp. II, a Delaware corporation, a newly formed entity have the same owners, board of directors and officers as CRDI, in anticipation of the proposed restructuring of Crescent Operating involving Crescent Equities. In connection with that transfer, CDMC II assumed the indebtedness of CRDI incurred in connection with that investment, all of which is owed to Crescent Partnership, and CRDI and CDMC II each guaranteed the indebtedness of the other to Crescent Partnership. Effective March 30, 2001, CDMC II sold that investment
- a membership interests in East West Resorts, LLC- to a company affiliated with the other owner of EWR, for cash and a secured promissory note. CDMC II immediately transferred the cash and note to Transportal Investment Corp. in exchange for its assumption of all of its indebtedness and dissolved. Crescent Operating owned 1%, and Crescent Partnership owned 99%, of TIC, which owns an interest in Transportal Network, LLC. Transportal Network is an abandoned venture that had been planned to provide routing and load management services and facilitate related purchases over the internet to independent truckers, shippers and receivers. Transportal Network ceased operations in October 2000.

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

Temperature-Controlled Logistics

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) Documents filed as part of Amendment No. 1 to the Annual Report on Form 10-K/A:


     1.  Financial Statements


         Information with respect to this Item is contained on pages F-1 to F-79 of this Amendment No. 1 to the Annual Report on Form 10-K/A.


     2.  Financial Statement Schedules


         Information with respect to this Item is listed on page F-1 and is contained on pages S-1 to S-4 of this Amendment No. 1 to the Annual Report on Form 10-K/A.

3.   Exhibits

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
------      --------------------------------------------------------------------
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

  10.114 Fourth Amendment to Line of Credit Credit and Security Agreement effective February 1, 2000, between Crescent Real Estate Equities
            Limited Partnership and Crescent Operating, Inc. relating to Line of
            Credit Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.114 to September 30, 2000 Form 10-Q and incorporated by reference herein)

  10.115    Credit Agreement dated September 21, 2000, between Crescent
            Development Management Corp., as borrower, and Crescent Real Estate
            Equities Limited Partnership, as lender, and related Line of Credit
            Note and Security Agreement *

  10.116    Assignment of Interest in East West Resorts, LLC (CDMC to COPI);
            Assignment of Interest in East West Resorts, LLC (COPI to CDMC); and
            Assignment, Assumption and Consent Agreement dated December 31,
            2000, among Crescent Development Management Corp., Crescent
            Development Management Corp. II, and Crescent Real Estate Equities
            Limited Partnership *

  10.117    Assignment of Membership Interest dated December 29, 2000 between
            Crescent Operating, Inc. and Rockwood Financial Group, Inc.;
            Assignment of Membership Interest dated December 29, 2000 between
            COPI CBHS Holdings, L.P. and Rockwood Financial Group, Inc.; and related Indemnification Agreement dated December 29, 2000 among COPI
            CBHS Holdings, L.P., Crescent Operating, Inc. and Rockwood Financial
            Group, Inc. *

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

  10.132    Fifth Amendment to Credit and Security Agreement effective June 28,
            2001, between Crescent Real Estate Equities Limited Partnership and
            Crescent Operating, Inc. relating to $19.5 million Credit and
            Security Agreement effective March 11, 1999 *

  10.133    Sixth Amendment to Credit and Security Agreement effective June 28,
            2001, between Crescent Real Estate Equities Limited Partnership and
            Crescent Operating, Inc. relating to $9.0 million Credit and
            Security Agreement effective September 21, 1998 *

  10.134 Eighth Amendment to Line of Credit Credit and Security Agreement effective June 28, 2001, between Crescent Real Estate Equities
            Limited Partnership and Crescent Operating, Inc. relating to Line of
            Credit Credit and Security Agreement effective May 21, 1997 *

  10.135    Eighth Amendment to Amended and Restated Credit and Security
            Agreement effective June 28, 2001, between Crescent Real Estate
            Equities Limited Partnership and Crescent Operating, Inc. relating to Amended and Restated Credit and Security Agreement effective May
            21, 1997 *

  10.136    Sixth Amendment to Credit and Security Agreement effective October
            31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $19.5 million Credit and Security Agreement effective March 11, 1999 *

  10.137    Seventh Amendment to Credit and Security Agreement effective October
            31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $9.0 million Credit and Security Agreement effective September 21, 1998 *

  10.138 Ninth Amendment to Line of Credit Credit and Security Agreement effective October 31,

            2001, between Crescent Real Estate Equities Limited Partnership and
            Crescent Operating, Inc. relating to Line of Credit Credit and
            Security Agreement effective May 21, 1997 *

  10.139    Ninth Amendment to Amended and Restated Credit and Security
            Agreement effective October 31, 2001, between Crescent Real Estate
            Equities Limited Partnership and Crescent Operating, Inc. relating to Amended and Restated Credit and Security Agreement effective May
            21, 1997 *

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

  10.142 Third Amendment to Credit Agreement effective as of August 27, 2001, among Crescent Operating, Inc., Bank of America, N.A. (formerly
            NationsBank, N.A.), and the Support Parties identified therein *

  10.143    Fourth Amendment to Credit Agreement effective as of November 27,
            2001, among Crescent Operating, Inc., Bank of America, N.A.
            (formerly NationsBank, N.A.), and the Support Parties identified therein, together with related $15.0 million promissory note *

  10.144    Fifth Amendment to Credit Agreement effective as of December 31,
            2001, among Crescent Operating, Inc., Bank of America, N.A.
            (formerly NationsBank, N.A.), and the Support Parties identified therein, together with related $15.0 million promissory note, modified and extended as of December 31, 2001 *

  10.145    Assignment/Pledge (Security Agreement) effective as of December 31,
            2001 by Crescent Operating to Bank of America, N.A. (formerly
            NationsBank, N.A.) *

    21      List of Subsidiaries of Crescent Operating, Inc. *

   23.1     Consent of Ernst & Young LLP (filed herewith)

   23.2     Consent of Deloitte & Touche LLP (filed herewith)

    99      Notice Regarding Arthur Andersen LLP (filed herewith)

     * Filed with corresponding exhibit number as listed on the Registrant's Form 10-K for the year ended December 31,
            2001 and incorporated by reference herein


(b)    Reports on Form 8-K:

       No reports on Form 8-K were filed during the last quarter of the year ended December 31, 2001.

(c)    Exhibits Required by Item 601 of Regulation S-K:

       Exhibits required are listed under Item 14(a)(3).

(d)    Financial Statement Schedules Required by Regulation S-X:


       Information with respect to this Item is contained on Pages F-1 to F-79 of this Amendment No. 1 to the Annual Report on Form 10-K/A.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of January, 2003.


                                      CRESCENT OPERATING, INC.
                                      (Registrant)


                                      By     /s/ JEFFREY L. STEVENS
                                        ________________________________________
                                                 Jeffrey L. Stevens
                                        President and Chief Executive Officer


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


          SIGNATURE                                       TITLE                          DATE
          ---------                                       -----                          ----
   /s/ JEFFREY L. STEVENS
____________________________________
       Jeffrey L. Stevens                President, Chief Executive Officer, Chief    January 15, 2003
                                         Financial and Accounting Officer and Sole
                                         Director

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER



I, Jeffrey L. Stevens, certify that:



         1. I have reviewed this annual report on Form 10-K/A of Crescent Operating, Inc.;



         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;



         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date: January 15, 2003



  /s/ JEFFREY L. STEVENS
________________________
Jeffrey L. Stevens
President, Chief Executive Officer, Chief Financial and Accounting Officer and Sole Director

                           CRESCENT OPERATING, INC.
                        INDEX TO FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrant are submitted herewith in response to Item 8 and Item 14(a)1:

                                                                                                            PAGE
                                                                                                            ----
CRESCENT OPERATING, INC.

   Reports of Independent Auditors.....................................................................      F-3

   Consolidated Balance Sheets.........................................................................     F-10

   Consolidated Statements of Operations...............................................................     F-11

   Consolidated Statements of Changes in Shareholders' Equity (Deficit)................................     F-12

   Consolidated Statements of Cash Flows...............................................................     F-13

   Notes to Consolidated Financial Statements..........................................................     F-14

   The following financial statement schedule of the Registrant and its subsidiaries is submitted herewith in response to Item 14(a)2:

   Schedule I - Condensed Financial Information of the Registrant......................................      S-1

The following Consolidated Financial Statements are submitted herewith in response to Rule 3-09 of Regulation S-X:


VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY

   Independent Auditors Report........................................................................      F-43

   Consolidated Balance Sheets........................................................................      F-44

   Consolidated Statements of Operations..............................................................      F-46

   Consolidated Statements of Partners' Capital.......................................................      F-47

   Consolidated Statements of Cash Flows..............................................................      F-48

   Notes to Consolidated Financial Statements.........................................................      F-50

THE WOODLANDS OPERATING COMPANY, L.P. AND SUBSIDIARY

   Report of Independent Public Accountants...........................................................      F-60

   Consolidated Balance Sheets........................................................................      F-61

   Consolidated Statements of Earnings................................................................      F-62

   Consolidated Statements of Changes in Partners' Equity (Deficit)...................................      F-63

   Consolidated Statements of Cash Flows..............................................................      F-64

   Notes to Consolidated Financial Statements.........................................................      F-65

THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P. AND SUBSIDIARY

   Report of Independent Public Accountants...........................................................      F-68

   Consolidated Balance Sheets........................................................................      F-69

   Consolidated Statements of Earnings................................................................      F-70

   Consolidated Statements of Changes in Partners' Equity.............................................      F-71

   Consolidated Statements of Cash Flows..............................................................      F-72

   Notes to Consolidated Financial Statements.........................................................      F-73


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Crescent Operating, Inc.


We have audited the accompanying consolidated balance sheets of Crescent Operating, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of The Woodlands Land Development Company, L.P., The Woodlands Operating Company, L.P., Crescent Resort Development, Inc. and subsidiaries or Vornado Crescent Logistics Operating Partnership and Subsidiary, which statements reflect total assets constituting 51.9% and 44.6%, respectively, of consolidated assets as of December 31, 2001 and 2000, and (loss) from continuing operations of $(1.4) million, $(4.4) million and $(2.2) million of consolidated net (loss) from continuing operations of $(30.1) million, $(0.9) million and $(1.6) million, and income from discontinued operations of $3.0 million, $3.2 million and $0.8 million of consolidated net (loss) from discontinued operations of $(38.5) million, $(2.8) million and $(1.1) million for years 2001, 2000 and 1999, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for The Woodlands Land Development Company, L.P., The Woodlands Operating Company, L.P., Crescent Resort Development, Inc. and subsidiaries and Vornado Crescent Logistics Operating Partnership, is based solely on the reports of the other auditors. The financial statements for the Woodlands Land Development Company, L.P., The Woodlands Operating Company, L.P. and Crescent Resort Development, Inc. and subsidiaries, were audited by auditors who have ceased operations.


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


                                              /s/ ERNST & YOUNG LLP


Dallas, Texas


April 19, 2002, except for Note
 4, as to which the date
 is December 19, 2002

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Executive Committee of
The Woodlands Operating Company, L.P.:

We have audited the consolidated balance sheets of The Woodlands Operating Company, L.P. (a Texas limited partnership) and subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of earnings, changes in partners' deficit and cash flows for each of the three years ended December 31, 2001 not presented separately herein). These financial statements are the responsibility of The Woodlands Operating Company, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


/s/ ARTHUR ANDERSEN LLP


Houston, Texas
January 25, 2002


THIS REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

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


/s/ ARTHUR ANDERSEN LLP


Houston, Texas
January 25, 2002


THIS REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

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


/s/ ARTHUR ANDERSEN LLP


Houston, Texas
January 15, 2001


THIS REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

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


/s/ ARTHUR ANDERSEN LLP


Houston, Texas
January 15, 2001


THIS REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

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

                              /s/   ARTHUR ANDERSEN LLP

Denver, Colorado,
January 25, 2002.


THIS REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

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

                              /s/   ARTHUR ANDERSEN LLP

Denver, Colorado,
February 9, 2001.


THIS REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

                           CRESCENT OPERATING, INC.
                         CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN THOUSANDS)




                                                                                            December 31, 2001    December 31, 2000
                                                                                           -------------------  -------------------
                                                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                                  $          492       $        1,000
  Accounts receivable, net                                                                           14,581               25,797
  Inventories                                                                                        18,965               37,429
  Notes receivable                                                                                       58                  122
  Prepaid expenses and other current assets                                                           1,875                4,595
  Current assets to be transferred pursuant to Settlement Agreement                                  94,161              123,719
                                                                                             --------------       --------------
     Total current assets                                                                           130,132              192,662
                                                                                             --------------       --------------
PROPERTY AND EQUIPMENT, NET                                                                          70,094              110,939

INVESTMENTS                                                                                           4,833                7,409

OTHER ASSETS
  Intangible assets, net                                                                                  -               14,011
  Deferred tax assets                                                                                24,715               10,115
  Other assets                                                                                          636                  156
  Long-term assets to be transferred pursuant to Settlement Agreement                               714,994              575,236
                                                                                             --------------       --------------
     Total other assets                                                                             740,345              599,518
                                                                                             --------------       --------------

TOTAL ASSETS                                                                                 $      945,404       $      910,528
                                                                                             ==============       ==============

                                           LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES NOT SUBJECT TO COMPROMISE
  CURRENT LIABILITIES
      Accounts payable and accrued expenses                                                  $       15,525       $       15,360
      Accounts payable and accrued expenses - CEI                                                    48,875               15,964
      Current portion of long-term debt - CEI                                                        69,041                8,578
      Current portion of long-term debt                                                             101,870               53,953
      Deferred revenue                                                                                  641                  626
      Current liabilities to be transferred pursuant to Settlement Agreement                        554,356              208,246
                                                                                             --------------       --------------
         Total current liabilities                                                                  790,308              302,727

     LONG-TERM DEBT - CEI, NET OF CURRENT PORTION                                                         -               52,620

     LONG-TERM DEBT, NET OF CURRENT PORTION                                                             790               93,352

     LONG-TERM LIABILITIES TO BE TRANSFERRED PURSUANT TO SETTLEMENT AGREEMENT                        88,805              310,834
                                                                                             --------------       --------------

     Total liabilities                                                                              879,903              759,533

MINORITY INTERESTS TO BE TRANSFERRED PURSUANT TO SETTLEMENT AGREEMENT                               158,889              174,528

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, $.01 par value, 10,000 shares authorized,
    no shares issued or outstanding                                                                       -                    -
Common stock, $.01 par value, 22,500 shares authorized,
    11,490 and 11,443 shares issued, respectively                                                       115                  114
Additional paid-in capital                                                                           17,781               17,754
Deferred compensation on restricted shares                                                                -                 (177)
Accumulated other comprehensive loss                                                                 (1,436)              (9,509)
Accumulated deficit                                                                                (105,542)             (27,409)
Treasury stock at cost, 662 and 1,103 shares, respectively                                           (4,306)              (4,306)
                                                                                             --------------       --------------
     Total shareholders' deficit                                                                    (93,388)             (23,533)
                                                                                             --------------       --------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                  $      945,404       $      910,528
                                                                                             ==============       ==============



        See accompanying notes to the consolidated financial statements.

                           CRESCENT OPERATING, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                        For the            For the               For the
                                                                      Year Ended         Year Ended             Year Ended
                                                                   December 31, 2001    December 31, 2000    December 31, 1999
                                                                  -------------------  -------------------  -------------------
REVENUES
    Equipment sales & leasing                                        $      67,521        $      69,976        $      62,311
    Hospitality                                                                  -               32,615               35,304
                                                                     -------------        -------------        -------------

      Total revenues                                                        67,521              102,591               97,615
                                                                     -------------        -------------        -------------

OPERATING EXPENSES
    Equipment sales & leasing                                               71,113               68,710               58,799
    Hospitality                                                                  -               22,582               24,649
    Hospitality properties rent-CEI                                              -                8,102                9,105
    Land development                                                             -                    -                   18
    Corporate general and administrative                                     6,969                4,224                2,604
    Impairment of assets                                                    12,332                    -                    -
                                                                     -------------        -------------        -------------

         Total operating expenses                                           90,414              103,618               95,175
                                                                     -------------        -------------        -------------

(LOSS) INCOME FROM OPERATIONS                                              (22,893)              (1,027)               2,440

INVESTMENT INCOME                                                            1,135                  722                1,890

EQUITY IN LOSS OF
    UNCONSOLIDATED SUBSIDIARIES                                             (2,275)              (6,952)              (3,472)

OTHER EXPENSE (INCOME)
    Interest expense                                                        13,241               14,123               11,993
    Interest income                                                              -                 (439)                (458)
    Gain on lease termination of hotel and sale of club                          -              (19,852)                   -
    Other                                                                    1,417                  762                   19
                                                                     -------------        -------------        -------------

         Total other expense (income)                                       14,658               (5,406)              11,554
                                                                     -------------        -------------        -------------

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES                               (38,691)              (1,851)             (10,696)
                                                                     -------------        -------------        -------------

INCOME TAX BENEFIT                                                          (8,591)                (929)              (9,102)
                                                                     -------------        -------------        -------------

LOSS FROM CONTINUING OPERATIONS                                            (30,100)                (922)              (1,594)

DISCONTINUED OPERATIONS (NOTE 4)
    (Loss) income from operations of discontinued
    hospitality and land development segments
    (less applicable income tax expense of $7,966,
    $14,664 and $6,505 and minority interests of
    $(13,588), $(26,018), and $(14,112))                                    (5,817)                 106                  319

    Loss from operations of discontinued
    equipment sales and leasing branches
    (less applicable income tax benefit of $(1,968),
    $(1,988), $(874))                                                      (32,707)              (2,874)              (1,420)
                                                                     -------------        -------------        -------------

         LOSS FROM DISCONTINUED OPERATIONS                                 (38,524)              (2,768)              (1,101)
                                                                     -------------        -------------        -------------

LOSS BEFORE ACCOUNTING CHANGE                                              (68,624)              (3,690)              (2,695)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                         (9,509)                   -                    -
                                                                     -------------        -------------        -------------

NET LOSS                                                             $     (78,133)       $      (3,690)       $      (2,695)
                                                                     =============        =============        =============

BASIC AND DILUTED LOSS PER SHARE

    Loss before discontinued operations and accounting change        $       (2.91)       $       (0.09)       $       (0.15)
    Discontinued operations                                                  (3.72)               (0.27)               (0.11)
    Change in accounting principle                                           (0.92)                   -                    -
                                                                     -------------        -------------        -------------

   Net loss per share                                                $       (7.55)       $       (0.36)       $       (0.26)
                                                                     =============        =============        =============

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                                    10,344               10,326               10,363
                                                                     =============        =============        =============
   Diluted                                                                  10,344               10,326               10,363
                                                                     =============        =============        =============



        See accompanying notes to the consolidated financial statements.

                           CRESCENT OPERATING, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                            (AMOUNTS IN THOUSANDS)

                                                              Common stock           Treasury stock
                                                         ---------------------   --------------------       Additional
                                                          Shares       Amount     Shares      Amount      paid-in capital
                                                         --------     --------   --------    --------    -----------------
DECEMBER 31, 1998                                         11,402          114        (700)      (2,852)         17,667
Comprehensive income (loss):
  Net loss                                                     -            -           -            -               -
  Unrealized loss on Magellan warrants                         -            -           -            -               -

Comprehensive income (loss)
Stock options exercised                                        7            -           -            -               7
Issuance of restricted common stock                            6            -           -            -              40
Amortization of restricted common stock                        -            -           -            -               -
Purchase of treasury stock                                     -            -        (403)      (1,454)              -
                                                          ------      -------      ------    ---------       ---------

DECEMBER 31, 1999                                         11,415          114      (1,103)      (4,306)         17,714

Comprehensive income (loss):
  Net loss                                                     -            -           -            -               -
  Unrealized gain on Magellan warrants                         -            -           -            -               -

Comprehensive income (loss)

Issuance of restricted common stock                           28            -           -            -              40
Amortization of restricted common stock                        -            -           -            -               -
                                                          ------      -------      ------    ---------       ---------

DECEMBER 31, 2000                                         11,443      $   114      (1,103)   $  (4,306)      $  17,754

Comprehensive income (loss):
  Net loss                                                     -            -           -            -               -
  Proportionate share of other comprehensive
    loss of equity method investee entity                      -            -           -            -               -
  Cumulative effect of change in accounting principle          -            -           -            -               -

Comprehensive income (loss)

Issuance of restricted common stock                           47            1           -            -              27

Amortization of restricted common stock                        -            -           -            -               -
                                                          ------      -------      ------    ---------       ---------

DECEMBER 31, 2001                                         11,490      $   115      (1,103)   $  (4,306)      $  17,781
                                                          ======      =======      ======    =========       =========

                                                            Deferred         Accumulated
                                                          compensation          other
                                                          on restricted     comprehensive      Accumulated
                                                              shares        income (loss)        deficit        Total
                                                         ---------------   ---------------    -------------   ---------
DECEMBER 31, 1998                                             (210)               (9,763)         (21,024)      (16,068)
Comprehensive income (loss):
  Net loss                                                       -                     -           (2,695)       (2,695)
  Unrealized loss on Magellan warrants                           -                  (364)               -          (364)
                                                                                                              ---------
Comprehensive income (loss)                                                                                      (3,059)
Stock options exercised                                          -                     -                -             7
Issuance of restricted common stock                            (40)                    -                -             -
Amortization of restricted common stock                         52                     -                -            52
Purchase of treasury stock                                       -                     -                -        (1,454)
                                                         ---------           -----------       ----------     ---------

DECEMBER 31, 1999                                             (198)              (10,127)         (23,719)      (20,522)

Comprehensive income (loss):
  Net loss                                                       -                     -           (3,690)       (3,690)
  Unrealized gain on Magellan warrants                           -                   618                -           618
                                                                                                              ---------
Comprehensive income (loss)                                                                                      (3,072)

Issuance of restricted common stock                              -                     -                -            40
Amortization of restricted common stock                         21                     -                -            21
                                                         ---------           -----------       ----------     ---------

DECEMBER 31, 2000                                        $    (177)          $    (9,509)      $  (27,409)    $ (23,533)

Comprehensive income (loss):
  Net loss                                                       -                     -          (78,133)      (78,133)
  Proportionate share of other comprehensive
    loss of equity method investee entity                        -                (1,436)               -        (1,436)
  Cumulative effect of change in accounting principle            -                 9,509                -         9,509
                                                                                                              ---------
Comprehensive income (loss)                                                                                     (70,060)

Issuance of restricted common stock                              -                     -                -            28

Amortization of restricted common stock                        177                     -                -           177
                                                         ---------           -----------       ----------     ---------

DECEMBER 31, 2001                                        $       -           $    (1,436)      $ (105,542)    $ (93,388)
                                                         =========           ===========       ==========     =========

        See accompaning notes to the consolidated financial statements.

                           CRESCENT OPERATING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                             For the              For the             For the
                                                                            Year Ended          Year Ended           Year Ended
                                                                        December 31, 2001    December 31, 2000    December 31, 1999
                                                                       -------------------  -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                $     (78,133)       $     (3,690)       $      (2,695)
 Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities:
    Depreciation                                                                26,636              25,863               21,388
    Amortization                                                                 4,585              11,962               12,354
    Provision for deferred income taxes                                         (6,646)            (12,198)             (24,636)
    Equity in net income of unconsolidated subsidiaries                        (31,080)            (25,980)             (18,963)
    Investment income                                                           (1,135)               (722)                   -
    Impairment of assets                                                        40,178                   -                    -
    Cumulative effect of change in accounting principle                          9,509                   -                    -
    Minority interests                                                          13,588              26,018               14,113
    Gain on sale of property and equipment                                      (1,398)             (3,421)              (4,491)
    Gain on sale of investments                                                   (201)                  -               (2,308)
    Gain on lease termination of hotel and sale of club                              -             (19,852)                   -
    Changes in assets and liabilities, net of effects from transfers:
      Accounts receivable                                                       11,216              (7,433)                (512)
      Inventories                                                               15,822               6,785               (8,162)
      Prepaid expenses and current assets                                          522                (871)                 601
      Other assets                                                                (480)                 97                   41
      Accounts payable and accrued expenses                                        165                (177)               2,059
      Accounts payable and accrued expenses - CEI                                  119               4,771                 (351)
      Deferred revenue, current and noncurrent                                      15                 291                    -
      Net assets / liabilities of discontinued operations                     (136,682)            (47,860)               2,418
                                                                         -------------        ------------        -------------
        Net cash (used in) operating activities                               (133,400)            (46,417)              (9,144)
                                                                         -------------        ------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of business interests, net of cash acquired                             -                   -              (28,511)
 Purchases of property and equipment                                           (21,084)            (48,265)             (58,158)
 Proceeds from sale of investments                                                   -              17,848               22,691
 Proceeds from sale of property and equipment                                   22,370              34,527               30,492
 Net distributions from (contributions to) investments                               -                 441                 (184)
 Net investing activities of discontinued operations                            12,954              15,879                 (847)
                                                                         -------------        ------------        -------------
        Net cash provided by (used in) investing activities                     14,240              20,430              (34,517)
                                                                         -------------        ------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds of long-term debt                                                     31,946             104,495              103,776
 Payments on long-term debt                                                    (77,374)           (102,786)             (70,617)
 Proceeds of long-term debt - CEI                                                7,842               1,675               37,628
 Payments on long-term debt - CEI                                                    -                   -              (39,480)
 Net financing activities of discontinued operations                           156,238              23,603                8,799
                                                                         -------------        ------------        -------------
        Net cash provided by financing activities                              118,652              26,987               40,106
                                                                         -------------        ------------        -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (508)              1,000               (3,555)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                                            (1,000)                  -                3,555
                                                                         -------------        ------------        -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $         492        $      1,000        $           -
                                                                         =============        ============        =============

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


     Crescent Operating is a diversified management company that, through various subsidiaries and affiliates (collectively with Crescent Operating, the "Company"), in 2001 operated primarily in four business segments:
     Equipment Sales and Leasing, Hospitality, Temperature Controlled Logistics and Land Development. Through these segments, Crescent Operating does business throughout the United States. In February 2002, Crescent Operating transferred all of its hotel operations and all of its land development interests to Crescent Equities pursuant to the Settlement Agreement (See
     Note 3 - Settlement Agreement).



     Accordingly, the December 31, 2001, December 31, 2000 and December 31, 1999 financial statements have been restated to show discontinued operations for the Hospitality and Land Development segments pursuant to the Settlement Agreement described below and to show discontinued operations for the closed branch locations of the Equipment Sales and Leasing segment (see
     Note 4).


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


     The financial results of the Company include the following (see - Notes 3 and 4):


     -   Subsidiaries which are wholly owned and consolidated:


         -   Crescent Machinery Company ("Crescent Machinery" or "CMC");


         -   Rosestar Management LLC ("Rosestar"); and

         -   COI Hotel Group, Inc. ("COI Hotel").

     - Subsidiaries which are not wholly owned but the Company controls and therefore consolidates ("Controlled Subsidiaries"):

         -   A 5% economic interest, representing 100% of the voting stock, in:

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

-    Subsidiaries which the Company reports on the equity method of accounting:

     - A 52.5% (42.5% in 2000 and 1999) non-controlling interest in the Woodlands Operating Company, L.P. ("Woodlands Operating" or "TWOC") which is controlled by a four member committee of which the Company controls two positions;

     - A 40% interest in Vornado Crescent Logistics Operating Partnership ("AmeriCold Logistics");

     - A direct 25% common membership interest in Charter Behavioral Health Systems, LLC ("CBHS") (sold in 2000);

     - An indirect 65% common membership interest in CBHS held through a limited partner interest in COPI CBHS Holdings, L.P. (sold in 2000); and

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


     Long-lived assets are evaluated when indications of impairment are present, and provisions for possible losses are recorded when undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. Under the Capital Agreement, which terminated January 22, 2002, the Company agreed upon a value for its investment in CMC. Such agreed upon value served as an indicator to the Company that the potential existed for the impairment of certain assets as it relates to its current investment in Crescent Machinery. As required under Statement of Financial Accounting Standards No. 121, using all information available, the Company determined that certain assets within Crescent Machinery have carrying values which exceed the estimated undiscounted cash flows of those assets. The Company estimated the undiscounted cash flow of these assets using all available information including: (i) industry knowledge of asset values,
     (ii) recent results in auctions of Crescent Machinery's equipment and (iii) return of equipment to creditors in exchange for debt credit as part of the bankruptcy process. As a result, the Company recorded an adjustment of $8.7 million and $16.9 million as impairment of assets in the Company's results from continuing operations and discontinued operations, respectively, for the year ended December 31, 2001 related to property and equipment. The Company did not recognize any losses from impairment during 1999 or 2000.


     The Company will continue to evaluate the assets within Crescent Machinery for impairment and adjust such carrying values as necessary.

     REAL ESTATE


     Real estate (included in Long-term assets to be transferred pursuant to Settlement Agreement) represents raw land, developed land, homes constructed or under construction, repurchased lots, applicable capitalized interest, and applicable capitalized general and administrative costs. Real estate is recorded at cost.



     Interest was capitalized based on the estimated average yearly interest rate applied to cumulative capital expenditures for property under development. Approximately $15.3 million and $11.3 million of interest was capitalized for the years ended December 31, 2001 and 2000, respectively. Payroll and related costs associated with the development of a specific subdivision of land are capitalized. Once sales of property begin in a specific subdivision, capitalized costs are expensed as cost of sales.


     INTANGIBLE ASSETS


     Intangible assets consisted of goodwill and membership intangibles. Goodwill represented the excess of the acquisition costs over the fair value of net identifiable assets of businesses acquired and was amortized on a straight-line basis over 6-30 years. Membership intangibles represent the purchase price values allocated to club memberships to be sold. Intangibles are evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amounts. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses involve significant management judgment to evaluate the capacity of an acquired operation to perform within projections.



     As required under Statement of Financial Accounting Standards No. 121, using all information available, the Company determined that certain assets within Crescent Machinery, and Rosestar had carrying values which exceed the estimated undiscounted cash flows of those assets. Goodwill impairment on Crescent Machinery is due to the recent bankruptcy filing and to the closure of certain locations. Goodwill impairment on Rosestar is due to the transfer of the hospitality properties to Crescent Partnership pursuant to the February 14, 2002 Settlement Agreement. As a result, the Company recorded an adjustment of $3.6 million and $10.0 million as impairment of assets in the Company's results from continuing operations and discontinued operations, respectively, for the year ended December 31, 2001 related to intangible assets at Crescent Machinery. A $1.0 million impairment adjustment for Rosestar is included in loss from discontinued operations for the year ended December 31, 2001. The Company will continue to evaluate the assets for impairment and adjust such carrying values as necessary.


     DEFERRED COMPENSATION ON RESTRICTED SHARES

     Deferred compensation on restricted shares issued to employees is being amortized to expense over the vesting period of the restricted shares.

     REVENUE RECOGNITION


     Revenues from equipment rentals under operating leases are recognized as the revenue becomes earned according to the provisions of the lease. Revenues from full-service hotels and luxury health resorts are recognized as services are provided. Club initiation fees and membership conversion fees at Desert Mountain Development are deferred and recognized on a straight-line basis over the number of months remaining until the Turnover Date as defined in the year 2010. Deposits for future services are deferred and recognized as revenue in the period services are provided. Revenues related to discontinued operations have been included in the net loss from discontinued operations.


     ADVERTISING AND MARKETING COSTS

     Advertising and marketing costs are expensed as incurred. Advertising and marketing costs expensed for the years ended December 31, 2001, 2000 and 1999 were approximately $13.7 million, $14.9 million and $13.0 million.

     MINORITY INTERESTS


     Prior to February 14, 2002, Minority Interests represented the non-voting interests owned by shareholders in LandCo, Desert Mountain Development, and CRL, as well as the limited partners of COPI Colorado.


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

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter 2002. The Company performed the first of the required impairment test of goodwill and indefinite lived intangible assets in 2002 which had no material effect on the earnings and financial position of the Company.


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


     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. It also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of the long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has presented the results from branch locations that were closed during 2002 in discontinued operations, net of tax. Accordingly, prior year results have been restated to show discontinued operations for these branch locations. In addition, due to the Settlement Agreement discussed in Note 3, the Land Development and Hospitality segments remaining at December 31, 2001, are presented as discontinued operations in these financial statements.


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

     On February 14, 2002, Crescent Operating entered into a Settlement Agreement (the "Settlement Agreement") with Crescent Real Estate. The Settlement Agreement also provided the basis for Crescent Operating to file a prepackaged bankruptcy plan that the Company believes will provide for a limited recovery to its stockholders. Pursuant to the Settlement Agreement, Crescent Operating has transferred the following assets to Crescent Real
     Estate:

     - all of its hotel operations, in lieu of foreclosure, on February 14, 2002 in exchange for a $23.6 million reduction in its rent obligations to Crescent Real Estate;

     - all of its land development interests, through a strict foreclosure, on February 14, 2002, and March 22, 2002, in exchange for a $40.1 million reduction of its debt obligations to Crescent Real Estate.

     In addition, the Settlement Agreement provides as follows:

     - Crescent Real Estate will make sufficient funds available to Crescent Operating to pay all of Crescent Operating's creditors, other than Crescent Real Estate, in full and to cover the expenses of implementing the Settlement Agreement and seeking to confirm the bankruptcy plan. To facilitate repayment of $15.0 million, plus interest, owed to Bank of America, Crescent Real Estate has allowed Crescent Operating to secure the Bank of America debt with a pledge of Crescent Operating's interest in AmeriCold Logistics, LLC. The bankruptcy plan contemplates that the AmeriCold Logistics interest will be purchased by a Crescent Real Estate affiliate for a sufficient amount to repay the Bank of America debt.

     - If Crescent Operating's stockholders approve the bankruptcy plan at a special meeting of stockholders called for that purpose, Crescent Real Estate will issue common shares of Crescent Equities to the Crescent Operating stockholders pursuant to the formula contained in the bankruptcy plan. If the stockholders of Crescent Operating do not accept the bankruptcy plan, they will not receive a distribution of common shares of Crescent Real Estate. If the total amount of claims and expenses paid by Crescent Real Estate in connection with the Crescent Operating bankruptcy and reorganization transactions equals or exceeds $16.0 million, the stockholders of Crescent Operating will receive no common shares of Crescent Real Estate and will not be entitled to reconsider their approval of the bankruptcy plan. Crescent Operating stockholders receiving Crescent Real Estate shares will be deemed to have released all claims they may have against Crescent Operating and Crescent Real Estate and those acting on their behalf that arose before the effective date of the plan. If the Crescent Operating stockholders do not approve the Crescent Operating bankruptcy plan, Crescent Operating will still seek to have that bankruptcy plan confirmed by the bankruptcy court. If the bankruptcy court confirms the plan, Crescent Operating stockholders will not receive common shares of Crescent Equities and will still cease to be stockholders of Crescent Operating on the date the plan becomes effective.

     - Crescent Operating will cancel all outstanding shares of its common stock.

     - Pursuant to both the Settlement Agreement and the bankruptcy plan, Crescent Operating will transfer the remaining assets of Crescent Operating at the direction of Crescent Real Estate.


4.   DISCONTINUED OPERATIONS:



     Pursuant to the Settlement Agreement discussed in Note 3, Crescent Operating has transferred the following assets to Crescent Real Estate:



     - all of its hotel operations, in lieu of foreclosure, on February 14, 2002 in exchange for a $23.6 million reduction in its rent obligations to Crescent Real Estate; and



     - all of its land development interests, through a strict foreclosure, on February 14, 2002, and March 22, 2002, in exchange for a $40.1 million reduction of its debt obligations to Crescent Real Estate.






     The carrying amounts of the major classes of asset and liabilities for the Hospitality and Land Development segments included in Current and Long-Term Assets or Liabilities to be transferred pursuant to Settlement Agreement on the balance sheet as of December 31, 2001, were (in thousands):



                                            Hospitality           Land Development                Total
                                        --------------------    ----------------------     -------------------
     Current Assets.................       $     31,782           $       62,379             $       94,161
     Long-Term Assets...............             12,827                  702,167                    714,994

     Current Liabilities............             42,394                  511,962                    554,356
     Long-Term Liabilities..........              4,750                   84,055                     88,805



     The carrying amounts of the major classes of asset and liabilities for the Hospitality and Land Development segments included in Current and Long-Term Assets or Liabilities to be transferred pursuant to Settlement Agreement on the balance sheet as of December 31, 2000, were (in thousands):



                                            Hospitality           Land Development                Total
                                        --------------------    ----------------------     -------------------
     Current Assets.................       $     33,268            $      90,451             $      123,719
     Long-Term Assets...............             21,067                  554,169                    575,236

     Current Liabilities............             38,897                  169,349                    208,246
     Long-Term Liabilities..........             11,945                  298,889                    310,834



     On January 1, 2002, the Company adopted Statements of Financial Accounting Standards SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (See Note 2). SFAS No.144 broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The Company has presented the results from branch locations that were closed during

     2002 in discontinued operations, net of tax. Accordingly, prior year results have been restated to show discontinued operations for these branch locations. All significant assets and liabilities were transferred to other branch locations or returned to secured creditors when the branches were closed.



5.   ACQUISITIONS AND DISPOSITIONS:


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


     In 2002, the Franklin, Indiana, Van Wert, Ohio and Beaumont, Texas Crescent Machinery locations were closed and their assets were transferred to other locations for utilization.


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


6.   PROPERTY & EQUIPMENT, NET:


     Property and equipment consisted of the following (in thousands):


                                                                December 31, 2001           December 31, 2000
                                                            ------------------------    ------------------------
Rental equipment (Crescent Machinery)...............            $       88,929               $     124,818
Land and improvements...............................                     5,193                       5,380
Furniture, fixtures, and other equipment............                     2,268                       3,327
Transportation equipment............................                     3,438                       4,601
                                                                --------------               -------------
                                                                        99,828                     138,126
Less accumulated depreciation.......................                   (29,734)                    (27,187)
                                                                --------------               -------------
                                                                $       70,094               $     110,939
                                                                ==============               =============



7.   INVESTMENTS:


     Investments consisted of the following (in thousands):


                                                               December 31, 2001            December 31, 2000
                                                            ------------------------    ------------------------
Investment in Landevco.................................         $       43,577               $      44,027
Investment in CRDI projects............................                  8,124                       8,170
Investment in CR License...............................                  5,012                       5,485
Investment in Magellan warrants........................                  4,127                       2,992
Investment in AmeriCold Logistics......................                    706                       4,417
Investment in CR Las Vegas.............................                    450                       5,305
                                                                --------------               -------------
                                                                        61,996                      70,396
Less assets to be transferred pursuant to the
  Settlement Agreement...................................              (57,163)                    (62,987)
                                                                --------------               -------------
                                                                $        4,833               $       7,409
                                                                ==============               =============


     Investment income (loss) consisted of the following (in thousands):


                                                Year Ended              Year Ended              Year Ended
                                             December 31, 2001       December 31, 2000       December 31, 1999
                                             -----------------      ------------------      ------------------
Change in fair value of Magellan
  warrants.................................    $         1,135       $             -         $              -
Gain on sale of CSI and CSII...............                  -                   722                    1,493
Hicks-Muse income..........................                  -                     -                      239
Gain on sale of Corporate Arena............                  -                     -                      158
                                               ---------------       ---------------         ----------------
                                               $         1,135       $           722         $          1,890
                                               ===============       ===============         ================

     Equity in earnings (loss) of unconsolidated subsidiaries consisted of the following (in thousands):


                                                 Year Ended               Year Ended            Year Ended
                                              December  31, 2001       December 31, 2000     December 31, 1999
                                              ------------------     -------------------     ------------------
Equity in income of Landevco............      $        35,706           $        28,250        $        19,351
Equity in income of TWOC................                2,494                     4,485                    886
Equity in income (loss) of Transportal
  Network...............................                    -                       375                   (395)
Equity in income of TCLP................                    -                        40                    325
Equity in income of HCAC................                    -                         7                    296
Equity in income (loss) of
  CRDI Projects.........................                 (297)                    2,217                  3,431
Equity in loss of CR License............                 (473)                     (311)                  (203)
Equity in loss of
 AmeriCold Logistics....................               (2,275)                   (7,374)                (3,698)
Equity in loss of CR Las Vegas, LLC.....               (4,075)                   (1,709)                  (944)
                                              ---------------           ---------------        ---------------
                                                       31,080                    25,980                 19,049

Less equity in earnings of entities to
  be transferred pursuant to Settlement
  Agreement.............................              (33,355)                  (32,932)               (22,521)
                                              ---------------           ---------------        ---------------
                                              $        (2,275)          $        (6,952)       $        (3,472)
                                              ===============           ===============        ===============



8.   INTANGIBLE ASSETS:


     Intangible assets, net of accumulated amortization, consisted of the following (in thousands):


                                                                 December 31, 2001           December 31, 2000
                                                               --------------------        --------------------
Goodwill, net - Crescent Machinery.........................        $             -              $        14,011
Goodwill, net - Rosestar...................................                      -                        1,202
Goodwill, net - COPI Colorado / CDMC.......................                 14,664                       45,077
Membership intangible, net - DMPLP.........................                 27,488                       28,550
                                                                   ---------------              ---------------
                                                                            42,152                       88,840

Less assets to be transferred pursuant to the
  Settlement Agreement.....................................                (42,152)                     (74,829)
                                                                   ---------------              ---------------
                                                                   $             -              $        14,011
                                                                   ===============              ===============


     Accumulated amortization as of December 31, 2001 and 2000 was $36,344 and $39,135, respectively.


9.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES:


     Accounts payable and accrued expenses consisted of the following (in thousands):


                                                             December 31, 2001            December 31, 2000
                                                            -------------------          -------------------
Accounts payable...........................................     $        11,103               $       11,106
Accrued taxes..............................................               2,008                        2,126
Accrued interest...........................................                 806                          665
Accrued salaries and bonuses...............................               1,144                          865
Deferred liabilities.......................................                   -                            -
Property management payable................................                   -                            -
Land development construction accrual......................                   -                            -
Other accrued expenses.....................................                 464                          598
                                                                ---------------               --------------
                                                                $        15,525               $       15,360
                                                                ===============               ==============

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

                                                                                       December 31, 2001          December 31, 2000
                                                                                    ----------------------       -------------------
LONG-TERM DEBT - CORPORATE AND WHOLLY OWNED SUBSIDIARIES

Equipment notes payable to finance companies due 2002, payments of principal and interest due monthly, bear interest from 4.5% to 9.5%,
collateralized by equipment (Crescent Machinery) (in default)....................      $      80,683               $      115,091

Floor plan debt payable, three to twelve month terms at 0%
interest (Crescent Machinery) (in default).......................................              4,190                       12,632

Line of credit in the amount of $19.5 million payable to Crescent
Partnership due May 2002, bears interest at 9%, payments of interest only due quarterly, cross collateralized and cross-defaulted with the Company's other borrowing from Crescent Partnership (Crescent Operating)
(in default).....................................................................             22,025                       19,949

Line of credit in the amount of $17.2 million payable to Crescent
Partnership due the later of May 2002 or five years after the last draw
(in no event shall the maturity date be later than June 2007), bears interest at 12%, payments of interest only due quarterly, collateralized, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets which the Company now owns or may acquire in the future
(Crescent Operating) (in default)................................................             20,205                       17,727

Note payable to Crescent Partnership due May 2002, bears interest at 12%, payments of principal and interest due quarterly, collateralized, to the extent not prohibited by pre-existing arrangements, by a first lien on the assets which the Company now owns or may acquire in the future (Crescent
Operating) (in default)..........................................................             16,238                       14,247

Line of credit in the amount of $15.0 million payable to Bank of America due August 2002, bears interest at LIBOR plus 1% (3.4% and 7.0% at
December 31, 2001 and December 31, 2000, respectively), payments of
interest only due monthly (Crescent Operating)...................................             15,000                       15,000

Note payable to Crescent Partnership due May 2002, bears interest at 12%, payments of interest only due quarterly, collateralized by a first lien on the assets which the Company now owns or may acquire in the future
(Crescent Operating) (in default)................................................             10,572                        9,276

Notes payable to the sellers of E. L. Lester and Company due
July 1, 2003, bear interest at 7.5%, payments of principal and interest due semi-annually, collateralized by stock of Lester

(Crescent Operating).............................................................              2,463                        3,957

Note payable to Crescent Partnership maturing August 2003, bears interest at 10.75%, payments of principal and interest due monthly, collateralized by a deed of trust for certain personal property and certain real property
(Rosestar).......................................................................                749                        1,106

Notes payable to the sellers of Harvey Equipment due July 31, 2002, bear interest at 8%, payments of principal and interest due semi-annually
(Crescent Operating).............................................................                324                          625

Note payable to Crescent Partnership maturing August 2003, bears interest at 10.75%, payments of principal and interest due monthly, collateralized by a deed of trust in certain real property and certain personal property
(Rosestar).......................................................................                203                          299

Note payable to Crescent Partnership due November 2006, bears interest at
7.5%, payments of interest only due annually (Rosestar)..........................                191                          191
                                                                                       -------------               --------------
     Total debt - corporate and wholly owned subsidiaries........................            172,843                      210,100
                                                                                       -------------               --------------

LONG-TERM DEBT - NON WHOLLY OWNED SUBSIDIARIES

Construction loans for various East West Resort Development partnership projects, maturing through 2003, bear interest from 4.4% to 11.3%, payments of principal and interest or interest only payable monthly, collateralized by deeds of trust, security agreements and a first lien on the related
assets (CRDI)....................................................................            136,620                       62,316

Line of credit in the amount of $100.0 million payable to Crescent
Partnership, due September 2008, bearing interest at 11.5%, principal and interest payments due as distributions are received, collateralized by
CRDI's interests in East West Resort Development partnerships, East West
Resorts LLC, and other CRDI property (CRDI)......................................             72,250                       32,155

Junior note payable to Crescent Partnership maturing December 2010, bears interest at 14%, payments of principal and interest due quarterly based on sales proceeds from DMPLP, collateralized by land, improvements and
equipment owned by DMPLP (DMPLP).................................................             59,000                       59,000

Line of credit in the amount of $56.2 million payable to Crescent
Partnership due August 2004, bears interest at 11.5% with principal and interest payments due as distributions from projects are received, as defined by the applicable credit agreement, collateralized by CRDI's interests in East West Resort Development partnerships, East West Resorts,
LLC, and other CRDI property  (CRDI).............................................             48,354                       39,342

Line of credit in the amount of  $70.0  million payable to Crescent
Partnership due December 2006, bears interest at 11.5% with principal and interest payments due as distributions from projects are received, as defined by the applicable credit agreement, collateralized by CRDI's interests in East West Resort Development partnerships, East
West Resorts, LLC, and other CRDI property  (CRDI)...............................             36,571                            -

Line of credit in the amount of $50.0 million payable to National Bank of
Arizona due November 2003, bears interest at rates from prime to prime plus
1% (4.75% to 5.75% and 9.5% to 10.5% at December 31, 2001 and 2000,
respectively), payments of interest only due monthly, collateralized by certain land owned by DMPLP, deeds of trusts on lots sold and home
construction (DMPLP).............................................................             29,910                        9,808

Line of credit in the amount of $40.0 million payable to Crescent
Partnership due December 2006, bears interest at 11.5% with principal and interest payments due as distributions from projects are received, as defined by the applicable credit agreement, collateralized by CRDI's interests in East West Resort Development partnerships, East West Resorts
LLC, and other CRDI property (CRDI)..............................................             23,396                       33,903

Line of credit in the amount of $7.0 million payable to Crescent
Partnership due August 2003, bears interest at 12% with principal and interest payments due as distributions are received, collateralized by a first lien on the assets which the Company now owns or may acquire in the
future (CRL).....................................................................              7,000                        7,000

Note payable to Crescent Partnership maturing December 2002, bears interest
at 10%, payments of interest due quarterly (DMPLP)...............................              1,000                            -

Term note in the amount of $0.2 million payable to Crescent Partnership, due August 2003, bears interest at 12% with principal and interest payments due as distributions are received, collateralized by a first lien on the
assets which the Company now owns or may acquire in the future (CRL).............                166                          166

Line of credit in the amount of $22.9 million payable to Crescent
Partnership due January 2003, bears interest at 12.0%, principal and interest payments due as distributions from projects are received, as defined by the applicable credit agreement, collateralized by CRDI's interests in East West Resort Development partnerships, East West Resorts
LLC, and other CRDI property  (CRDI).............................................                  -                       17,379

Note payable to Crescent Partnership maturing June 2005, bears interest at
12%, with payments of interest only due quarterly and payments of principal payable annually in accordance with an increasing amortization schedule, collateralized by CRDI's interests in East West Resort Development
partnerships, East West Resorts LLC and other CRDI property  (CRDI)..............                  -                        2,348

                                                                                       -------------               --------------
     Total debt - non wholly owned subsidiaries..................................            414,267                      263,417
                                                                                       -------------               --------------

     Total long-term debt........................................................      $     587,110               $      473,517
                                                                                       =============               ==============

Current portion of long-term debt - CEI..........................................      $      69,041               $        8,578

Current portion of long-term debt................................................            101,870                       53,953

Long-term debt - CEI, net of current portion.....................................                  -                       52,620

Long-term debt, net of current portion...........................................                790                       93,352

Current and long-term debt to be transferred pursuant
  to the Settlement Agreement....................................................            415,409                      265,014
                                                                                       -------------               --------------
     Total long-term debt........................................................      $     587,110               $      473,517
                                                                                       =============               ==============


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


    As of December 31, 2001, combined aggregate principal maturities of all long-term debt, excluding debt transferred pursuant to the Settlement Agreement, were as follows (in thousands):



     2002..............................       $       170,911
     2003..............................                   790
                                              ---------------
        Total                                 $       171,701
                                              ===============


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

     A summary of the stock option status of the Company's Amended and Management Plans as of December 31, 2001 and changes during the periods then ended is presented in the table below:

                                                                                              Weighted Average
                                                                         Options               Exercise Price
                                                                   ---------------------    --------------------
Outstanding as of December 31, 1998.............................           864,344              $     2.52
   Granted......................................................           615,400                    3.13
   Exercised....................................................            (7,210)                   0.99
   Forfeited....................................................          (126,342)                   2.20
                                                                         ---------              ----------
Outstanding as of December 31, 1999.............................         1,346,192                    2.84
   Granted......................................................                 -                       -
   Exercised....................................................                 -                       -
   Forfeited....................................................           (26,358)                   3.92
                                                                         ---------              ----------
Outstanding as of December 31, 2000.............................         1,319,834                    2.81
   Granted......................................................                 -                       -
   Exercised....................................................                 -                       -
   Forfeited....................................................           (49,210)                   3.82
                                                                         ---------              ----------
Outstanding as of December 31, 2001.............................         1,270,624              $     2.77
                                                                         =========              ==========

Exercisable as of December 31, 2001.............................         1,270,624              $     2.77

   Exercise prices, number of shares and the weighted-average remaining contractual life ("Average Life") at December 31, 2001 were as follows:

                                          Options Outstanding                      Options Exercisable
                                 --------------------------------------    ------------------------------------
       Exercise Price                 Number            Average Life            Number           Average Life
----------------------------     -----------------    -----------------    -----------------    ---------------
       $ 0.99                        717,034              3 years               717,034             3 years
       $ 2.50 - 5.44                 485,000              8 years               485,000             8 years
       $ 15.50 - 20.50                68,600              6 years                68,600             6 years

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

                                                      As Reported                         Proforma
                                                     ---------------    ------------------------------------------
                                                          2001              2001          2000           1999
                                                     ---------------    ------------  ------------  --------------
Net loss (in thousands)...........................      $ (78,133)        $(78,906)     $  (3,924)     $ (3,004)
Loss per share....................................      $   (7.55)        $  (7.63)     $   (0.38)     $  (0.29)

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

13.  EARNINGS PER SHARE:

     Earnings (loss) per share ("EPS") is calculated as follows (in thousands, except per share data):


                                                For the year ended       For the year ended       For the year ended
                                                December 31, 2001        December 31, 2000         December 31, 1999
                                                -----------------        -----------------        ------------------
Weighted average shares (basic).....                    10,344                   10,326                   10,363

Effect of Dilutive Securities:
  Stock Options.....................                         -                        -                        -
                                                  ------------             ------------             ------------
Weighted average shares (diluted)...                    10,344                   10,326                   10,363
                                                  ============             ============             ============

Loss from Continuing Operations.....              $    (30,100)            $       (922)            $     (1,594)
                                                  ------------             ------------             ------------
Basic and diluted EPS before
  discontinued operations and
  accounting change.................              $      (2.91)            $      (0.09)            $      (0.15)
                                                  ------------             ------------             ------------

Loss from Discontinued
  Operations........................              $    (38,524)            $     (2,768)            $     (1,101)

Basic and diluted EPS from
  Discontinued Operations...........              $      (3.72)            $      (0.27)            $      (0.11)
                                                  ------------             ------------             ------------

Accounting Change...................              $     (9,509)            $          -             $          -

Basic and diluted EPS from
  Accounting Change.................              $      (0.92)            $          -             $          -
                                                  ------------             ------------             ------------

Net loss............................              $    (78,133)            $     (3,690)            $     (2,695)
                                                  ============             ============             ============
Diluted EPS.........................              $      (7.55)            $      (0.36)            $      (0.26)
                                                  ============             ============             ============


     The Company had 1,270,624, 1,319,834 and 1,344,792 options in 2001, 2000 and 1999, respectively, which were not included in the calculation of diluted EPS as they were anti-dilutive.

14.  INCOME TAXES:

     The components of the Company's income tax provision (benefit) were as follows (in thousands):


                                                                    Year Ended             Year Ended               Year Ended
                                                                 December 31, 2001      December 31, 2000        December 31, 1999
                                                                 -----------------      -----------------        -----------------
CONTINUING OPERATIONS
Current:
   Federal................................................       $             -           $            -          $          247
   State..................................................                     -                        -                      35
                                                                 ---------------           --------------          --------------
                                                                               -                        -                     282
                                                                 ---------------           --------------          --------------
Deferred:
   Federal................................................                (7,517)                    (813)                 (8,211)
   State..................................................                (1,074)                    (116)                 (1,173)
                                                                 ---------------           --------------          --------------
                                                                          (8,591)                    (929)                 (9,384)
                                                                 ---------------           --------------          --------------
      Total income tax benefit............................       $        (8,591)          $         (929)         $       (9,102)
                                                                 ===============           ==============          ==============



                                                                   Year Ended               Year Ended               Year Ended
                                                                December 31, 2001        December 31, 2000        December 31, 1999
                                                                -----------------        -----------------        -----------------
DISCONTINUED OPERATIONS
Current:
   Federal................................................       $         3,547           $       21,394          $       18,460
   State..................................................                   506                    2,551                   2,423
                                                                 ---------------           --------------          --------------
                                                                           4,053                   23,945                  20,883
                                                                 ---------------           --------------          --------------
Deferred:
   Federal................................................                 1,701                   (9,860)                (13,345)
   State..................................................                   244                   (1,409)                 (1,907)
                                                                 ---------------           --------------          --------------
                                                                           1,945                  (11,269)                (15,252)
                                                                 ---------------           --------------          --------------
      Total income tax provision..........................       $         5,998           $       12,676          $        5,631
                                                                 ===============           ==============          ==============

                                                                   Year Ended               Year Ended               Year Ended
                                                                December 31, 2001        December 31, 2000        December 31, 1999
                                                                -----------------        -----------------        -----------------
COMBINED
Current:
   Federal..................................................     $         3,547           $       21,394          $       18,707
   State....................................................                 506                    2,551                   2,458
                                                                 ---------------           --------------          --------------
                                                                           4,053                   23,945                  21,165
                                                                 ---------------           --------------          --------------
Deferred:
   Federal..................................................              (5,816)                 (10,673)                (21,556)
   State....................................................                (830)                  (1,525)                 (3,080)
                                                                 ---------------           --------------          --------------
                                                                          (6,646)                 (12,198)                (24,636)
                                                                 ---------------           --------------          --------------
      Total income tax provision (benefit)..................     $        (2,593)          $       11,747          $       (3,471)
                                                                 ---------------           --------------          --------------


     Reconciliations of the federal statutory income tax rate to the effective tax rate were as follows:

                                                           Year Ended           Year Ended           Year Ended
                                                        December 31, 2001    December 31, 2000    December 31, 1999
                                                       ------------------    -----------------    -----------------
Federal statutory income tax rate....................         35.0%                35.0%               35.0%
State income taxes, net of federal tax benefit.......          5.0                  5.0                 5.0
Minority interests...................................          4.1                 (6.8)              (23.1)
Change in valuation allowance........................        (34.2)                   -               (47.1)
Impairment / amortization............................         (7.2)                   -                   -

Net operating loss benefit...........................            -                    -                (8.5)
Other, net...........................................          1.2                  1.3                (5.0)
                                                             -----                 ----               -----
    Effective tax rate...............................          3.9%                34.5%              (43.7)%
                                                             =====                 ====               =====

     Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):


                                                                                  December 31, 2001
                                                         ----------------------------------------------------------
                                                            Continued              Discontinued
                                                            Operations              Operations         Combined
                                                         ----------------        ----------------   ---------------
Deferred tax assets:
   Equity in losses of subsidiaries..................     $           -           $       1,009       $      1,009
   Deferred revenue/rentals..........................              (167)                 29,868             29,701
   Accrued expenses..................................              (330)                  1,085                755
   Inventories.......................................              (700)                  1,981              1,281
   Net operating loss carryforwards..................            44,683                   4,478             49,161
   Other.............................................             3,756                     516              4,272
                                                          -------------           -------------       ------------
       Deferred tax assets...........................            47,242                  38,937             86,179
                                                          -------------           -------------       ------------

Deferred tax liabilities:
   Prepaid expenses..................................             1,108                  (2,216)            (1,108)
   Depreciable property and equipment................            (5,009)                 (5,498)           (10,507)
   Real estate.......................................                 -                 (10,981)           (10,981)
                                                          -------------           -------------       ------------
       Deferred tax liabilities......................            (3,901)                (18,695)           (22,596)
                                                          -------------           -------------       ------------

Valuation allowance..................................           (18,626)                 (4,328)           (22,954)
                                                          -------------           -------------       ------------
       Net deferred tax assets.......................     $      24,715           $      15,914       $     40,629
                                                          =============           =============       ============

                                                                             December 31, 2001
                                                         ----------------------------------------------------------
                                                            Continued              Discontinued
                                                            Operations              Operations         Combined
                                                         ----------------        ----------------   ---------------
Deferred tax assets:
   Equity in losses of subsidiaries..................     $         (63)          $         880       $        817
   Deferred revenue/rentals..........................             2,926                  30,754             33,680
   Accrued expenses..................................                 -                   3,559              3,559
   Inventories.......................................                 -                     894                894
   Net operating loss carryforwards..................            24,458                   1,823             26,281
   Other.............................................                75                       8                 83
                                                          -------------           -------------       ------------
       Deferred tax assets...........................            27,396                  37,918             65,314
                                                          -------------           -------------       ------------

Deferred tax liabilities:
   Prepaid expenses..................................             3,306                  (4,400)            (1,094)
   Depreciable property and equipment................           (20,181)                      -            (20,181)
   Real estate.......................................                 -                  (9,650)            (9,650)
                                                          -------------           -------------       ------------
       Deferred tax liabilities......................           (16,875)                (14,050)           (30,925)
                                                          -------------           -------------       ------------

Valuation allowance..................................              (406)                      -               (406)
                                                          -------------           -------------       ------------
       Net deferred tax assets.......................     $      10,115           $      23,868       $     33,983
                                                          =============           =============       ============


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


16.  COMMITMENTS AND CONTINGENCIES:

     Lease Commitments


     Prior to February 14, 2002, the Hospitality segment leased eight hotel and resort properties (the "Hospitality Properties") from Crescent Equities. Generally, the leases were on a triple net basis during 120-month terms and expire from December 2004 to June 2009. The leases provide for the payment to Crescent Partnership or its subsidiaries of (i) base rent, with periodic rent increases, (ii) percentage rent based on a percentage of gross room revenues above a specified amount, and (iii) a percentage of gross food and beverage revenues above a specified amount. Base rental expense under the leases is recognized on a straight-line basis over the terms of the respective leases. The Land Development segment leases office space, model homes, housekeeping and laundry facilities and certain equipment. Pursuant to the Settlement Agreement, the Company transferred its hospitality assets and equity interests in land development to Crescent Equities in February and March 2002, therefore the future lease obligations related to these assets and interest are eliminated (See Note 3 - Settlement Agreement). The Equipment Sales and Leasing segment leases rental delivery and service trucks and land and buildings at various locations.



     Total lease expense for all segments, including lease expense for Hospitality and Land Development segments which are reflected in discontinued operations, during the periods ended December 31, 2001, 2000 and 1999 was approximately $66.6 million, $74.2 million and $62.5 million, respectively. Included in lease expense was percentage rent for the Hospitality Properties for the periods ended December 31, 2001, 2000 and 1999 of $14.2 million, $19.0 million and $14.7 million, respectively. Future minimum lease payments due under such remaining leases as of December 31, 2001, not including discontinued operations, were as follows (in thousands):



     2002....................          $          3,695
     2003....................                     3,155
     2004....................                     2,734
     2005....................                     1,215
     2006....................                       303
     Thereafter..............                       450
                                       ----------------
                                       $         11,552
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

17.  SUPPLEMENTAL CASH FLOW INFORMATION:

     Supplemental cash flow information is summarized as follows (in thousands):

                                                                               December 31,
                                                           -----------------------------------------------------
                                                                2001                2000               1999
                                                           ---------------     ---------------    --------------
Interest paid, net of amounts capitalized................    $    28,564          $   29,729        $   27,422
                                                             ===========          ==========        ==========
Income taxes paid........................................    $    19,468          $   17,293        $   24,755
                                                             ===========          ==========        ==========

Non-cash investing and financing activities:
    In conjunction with the acquisitions by the
      Company, liabilities were assumed as follows:
         Fair value of assets acquired...................    $         -          $        -        $   43,178
         Stock issued for the acquisitions...............              -                   -                 -
         Notes payable issued for acquisitions...........              -                   -            (6,000)
         Cash paid for the acquisitions..................              -                   -           (28,511)
                                                             -----------          ----------        ----------
             Liabilities assumed.........................    $         -          $        -        $    8,667
                                                             ===========          ==========        ==========

    Decrease in intangible and deferred income for
      amount associated with sales of club memberships...    $    1,062           $    6,387        $    7,172
                                                             ===========          ==========        ==========

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

     Prior to February 14, 2002, the Hospitality segment generally consisted of the operations of the Hospitality Properties. Each of such properties is owned by Crescent Partnership or its affiliates and all were leased to subsidiaries of the Company under long term leases. In addition to these properties, the Company also has other investments in CRL.


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


     Prior to February 14, 2002, the Land Development segment consisted of (i) a 4.65% economic interest in Desert Mountain, a master planned, luxury residential and recreational community in northern Scottsdale, Arizona,
     (ii) a 52.5% general partner interest in Woodlands Operating, which provides management, advisory, landscaping and maintenance services to entities affiliated with Crescent Operating and Crescent Equities, (iii) a 2.625% economic interest in Landevco, which owns approximately 6,600 acres for commercial and residential development as well as a realty office, an athletic center, and an interest in a title company and (iv) a 6% economic interest in CRDI, whose operations consist principally of investing in partnerships and other entities that directly or indirectly develop and manage residential and resort properties (primarily in Colorado) or provide related services.



     In February and March 2002, pursuant to the Settlement Agreement, the Company's Hospitality and Land Development segments were transferred to Crescent Partnership. Accordingly, their results are reflected in discontinued operations, as well as the operations of the CMC branches closed in 2002. The Company's remaining business segments' information is summarized as follows (in thousands):



                                             For the Year Ended     For the Year Ended     For the Year Ended
                                             December 31, 2001      December 31, 2000      December 31, 1999
                                             ------------------     ------------------     ------------------
Revenues:
   Equipment Sales and Leasing...........     $       67,521          $       69,976         $        62,311
   Hospitality...........................                  -                  32,615                  35,304
   Temperature Controlled Logistics......                  -                       -                       -
   Other.................................                  -                       -                       -
                                              --------------          --------------         ---------------
   Total revenues........................     $       67,521          $      102,591         $        97,615
                                              ==============          ==============         ===============

(Loss) income from operations:
   Equipment Sales and Leasing...........     $      (15,924)         $        1,266         $         3,512
   Hospitality...........................                  -                   1,931                   1,550
   Land Development......................                  -                       -                     (18)
   Temperature Controlled Logistics......                (21)                    (27)                     (2)
   Other.................................             (6,948)                 (4,197)                 (2,602)
                                              --------------          --------------         ---------------
   Total (loss) income from operations...     $      (22,893)         $       (1,027)        $         2,440
                                              ==============          ==============         ===============

Depreciation and amortization:
   Equipment Sales and Leasing...........     $       19,193          $       18,254         $        15,041
   Temperature Controlled Logistics......                  -                       -                       -
   Other.................................                (75)                    (71)                   (133)
                                              --------------          --------------         ---------------
   Total depreciation and amortization...     $       19,118          $       18,183         $        14,908
                                              ==============          ==============         ===============

Investment income (loss):
   Equipment Sales and Leasing...........     $            -          $            -         $             -
   Land Development......................                  -                       -                     158
   Temperature Controlled Logistics......                  -                     722                   1,493
   Other.................................              1,135                       -                     239
                                              --------------          --------------         ---------------
     Total investment income (loss)......     $        1,135          $          722         $         1,890
                                              ==============          ==============         ===============

Equity (loss) in income of unconsolidated
 subsidiaries:
   Equipment Sales and Leasing...........     $            -          $            -         $             -
   Hospitality...........................                  -                       7                     296
   Temperature Controlled Logistics......             (2,275)                 (6,959)                 (3,768)
   Other.................................                  -                       -                       -

                                              --------------          --------------         ---------------
     Total investment income (loss)......     $       (2,275)         $       (6,952)        $        (3,472)
                                              ==============          ==============         ===============

Interest expense, net:
   Equipment Sales and Leasing...........     $        4,125          $        5,672         $         3,497
   Temperature Controlled Logistics......                  -                       -                       -
   Other.................................              9,116                   8,012                   8,038
                                              --------------          --------------         ---------------
   Total interest expense, net...........     $       13,241          $       13,684         $        11,535
                                              ==============          ==============         ===============

Income tax expense (benefit)
   Equipment Sales and Leasing...........     $       (1,816)         $       (1,775)        $          (207)
   Hospitality...........................                  -                   8,234                     739
   Temperature Controlled Logistics......               (919)                 (2,960)                 (1,480)
   Other.................................             (5,856)                 (4,428)                 (8,154)
                                              --------------          --------------         ---------------
   Total income tax (benefit)............     $       (8,591)         $         (929)        $        (9,102)
                                              ==============          ==============         ===============

Capital expenditures:
   Equipment Sales and Leasing...........     $       21,064          $       48,228         $        58,107
   Temperature Controlled Logistics......                  -                       -                       -
   Other.................................                 20                      37                      51
                                              --------------          --------------         ---------------
   Total capital expenditures............     $       21,084          $       48,265         $        58,158
                                              ==============          ==============         ===============

Investment in unconsolidated subsidiaries:
   Equipment Sales and Leasing...........     $            -          $            -         $             -
   Temperature Controlled Logistics......                706                   4,417                  14,859
   Other.................................              4,127                   2,992                   2,374
                                              --------------          --------------         ---------------
   Total investment in
          unconsolidated subsidiaries....     $        4,833          $        7,409         $        17,233
                                              ==============          ==============         ===============

Identifiable assets:
   Equipment Sales and Leasing...........     $       93,647          $      192,151         $       184,964
   Temperature Controlled Logistics......              6,015                   8,829                  16,337
   Hospitality...........................             40,416                  44,810                  44,805
   Land Development......................            761,984                 643,514                 535,911
   Other.................................             43,342                  21,224                  13,636
                                              --------------          --------------         ---------------
   Total identifiable assets.............     $      945,404          $      910,528         $       795,653
                                              ==============          ==============         ===============


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

     OTHER TRANSACTIONS


     Prior to February 14, 2002, the Company leased full service hotels and destination health and fitness resorts from Crescent Partnership, or other subsidiaries of Crescent Equities, under operating leases. Crescent Partnership has agreed to fund all capital expenditures relating to furniture, fixtures and equipment reserves required under applicable management agreements on all properties except for Canyon Ranch-Tucson. Total rent expense related to these leases totaled approximately $55.7 million, $63.3 million and $54.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.



     The Company had various debt instruments payable to Crescent Partnership with an aggregate amount outstanding at December 31, 2001 and 2000 of $317.9 million and $259.7 million, respectively. See Note 10 for additional information.


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

21.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     Amounts in thousands, except per share amounts:


                                                                       Year Ended December 31, 2001
                                                         -------------------------------------------------------
                                                            First         Second        Third          Fourth
                                                         ------------  ------------  ------------  -------------
Revenues.............................................     $  17,062      $  14,821     $  19,001      $  16,637
Loss from continuing operations before taxes,
   discontinued operations and accounting change.....        (1,092)       (14,358)      (10,597)       (12,644)
Income tax benefit...................................        (2,142)        (1,046)       (1,183)        (4,220)
                                                          ---------      ---------     ---------      ---------
Loss from continuing operations......................         1,050        (13,312)       (9,414)        (8,424)
Loss from discontinued operations....................          (661)        (3,910)       (7,683)       (26,270)
Loss from accounting change..........................        (9,509)             -             -              -
Net (loss)...........................................        (9,120)       (17,222)      (17,097)       (34,694)
Basic and Diluted (loss) per share
Income (Loss) before discontinued operations and
   accounting change.................................          0.10          (1.29)        (0.91)         (0.81)
Discontinued operations..............................         (0.06)         (0.38)        (0.74)         (2.54)
Change in accounting.................................         (0.92)             -             -              -
                                                          ---------      ---------     ---------      ---------
Net loss per share...................................     $   (0.88)     $   (1.67)    $   (1.65)     $   (3.35)



                                                                       Year Ended December 31, 2000
                                                         -------------------------------------------------------
                                                             First         Second        Third         Fourth
                                                         ------------  ------------  -------------  ------------
Revenues.............................................     $  29,311      $  27,772     $  25,855      $  19,653
Loss from continuing operations before taxes,
   discontinued operations and accounting change.....        (3,802)        (4,337)       (5,019)        11,307
Income tax provision (benefit).......................        (1,528)        (1,744)       (2,028)         4,371
                                                          ---------      ---------     ---------      ---------
Loss from continuing operations......................        (2,274)        (2,593)       (2,991)         6,936
(Loss) Income from discontinued operations...........           292           (819)       (1,179)        (1,062)
Loss from accounting change..........................             -              -             -              -
Net (loss) income....................................        (1,982)        (3,412)       (4,170)         5,874
Basic and Diluted (loss) per share
(Loss) before discontinued operations and accounting
   change............................................         (0.22)         (0.25)        (0.29)          0.67
Discontinued operations..............................          0.03          (0.08)        (0.11)         (0.11)
Change in accounting.................................             -              -             -              -
                                                          ---------      ---------     ---------      ---------
Net (loss) income per share..........................     $   (0.19)     $   (0.33)    $   (0.40)     $    0.56

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


/s/ DELOITTE & TOUCHE LLP



Atlanta, Georgia
February 20, 2002
(March 11, 2002 as to Note 4)

                      VORNADO CRESCENT LOGISTICS OPERATING
                           PARTNERSHIP AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000
                             (AMOUNTS IN THOUSANDS)

                                                                         2001               2000
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                         $     28,189       $      6,215
  Restricted cash                                                         21,388             14,736
  Trade accounts receivable, net of allowance for doubtful
     accounts of $2,442 and $3,502, respectively                          67,415             79,780
  Other current assets                                                     4,559              4,930
  Working capital to be collected on behalf of                            (5,358)            (7,507)
                                                                    ------------       ------------
    AmeriCold Corporation

Total current assets                                                     116,193             98,154

PROPERTY, PLANT, AND EQUIPMENT:
  Land                                                                    14,794             16,831
  Buildings and improvements                                               2,880              2,476
  Machinery and equipment                                                 49,270             44,131
                                                                    ------------       ------------

                                                                          66,944             63,438

  Less accumulated depreciation                                          (19,574)           (10,722)
                                                                    ------------       ------------

    Property, plant, and equipment, net                                   47,370             52,716

OTHER ASSETS                                                              11,544             12,988
                                                                    ------------       ------------
                                                                    $    175,107       $    163,858
                                                                    ============       ============

                                                                     (Continued)

See notes to consolidated financial statements.

                      VORNADO CRESCENT LOGISTICS OPERATING
                           PARTNERSHIP AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000
                             (AMOUNTS IN THOUSANDS)

                                                                         2001               2000
LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                                                  $     14,039       $     23,277
  Accrued expenses                                                        50,006             36,017
  Current portion of long-term debt                                        1,906                577
  Current portion of capitalized lease obligations                           967                398
  Unearned revenue                                                         8,373              9,242
  Due to AmeriCold Corporation                                            32,216             27,074
                                                                    ------------       ------------

      Total current liabilities                                          107,507             96,585
                                                                    ------------       ------------

LONG-TERM DEBT                                                            22,840              6,360

LONG-TERM CAPITALIZED LEASE OBLIGATIONS                                    4,449              1,351

DEFERRED RENT OBLIGATIONS TO AMERICOLD
  CORPORATION                                                              8,335             24,411

STRAIGHT-LINE RENT LIABILITY TO AMERICOLD
  CORPORATION                                                             10,811              6,762

OTHER LIABILITIES                                                         13,399             12,176
                                                                    ------------       ------------

      Total liabilities                                                  167,341            147,645

COMMITMENTS

PARTNERS' CAPITAL:
  Partners' capital                                                       44,723             48,723
  Accumulated deficit                                                    (33,368)           (27,680)
  Accumulated other comprehensive loss - minimum pension charge           (3,589)              (830)
                                                                    ------------       ------------

Less: capital contribution receivable                                          -             (4,000)
                                                                    ------------       ------------

      Total partners' capital                                              7,766             16,213
                                                                    ------------       ------------

                                                                    $    175,107       $    163,858
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
             FOR THE PERIOD FROM MARCH 11, 1999 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                                                        2001               2000               1999
REVENUES                                                            $    647,259       $    676,158       $   557,708

OPERATING EXPENSES:
  Cost of operations (not including depletion, depreciation,
    and amortization)                                                    474,663            478,809           399,615
  Rent expense on leases with AmeriCold Corporation,
    net of $25,469 in reduction in 2001 contractual rents                130,807            170,640           135,811
  Reduction in 2000 contractual rents                                    (14,343)                 -                 -
  General and administrative                                              37,691             35,933            26,542
  Severance and other charges                                              8,895                  -                 -
  Depletion, depreciation, and amortization                               11,477              7,803             4,789
                                                                    ------------       ------------       -----------

      Total operating expenses                                           649,190            693,185           566,757
                                                                    ------------       ------------       -----------

OPERATING LOSS                                                            (1,931)           (17,027)           (9,049)

OTHER INCOME (EXPENSE):
  Interest expense                                                        (4,702)            (2,136)             (534)
  Other                                                                      945                727               339
                                                                    ------------       ------------       -----------

NET LOSS                                                            $     (5,688)      $    (18,436)      $    (9,244)
                                                                    ============       ============       ===========

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

                                                                                     ACCUMULATED
                                                                                        OTHER
                                                                                    COMPREHENSIVE        CAPITAL
                                                      PARTNERS'     ACCUMULATED     LOSS - MINIMUM    CONTRIBUTION
                                                       CAPITAL        DEFICIT       PENSION CHARGE      RECEIVABLE        TOTAL
Capital contribution                                $    38,723     $         -     $           -     $         -      $   38,723
  Net loss                                                    -          (9,244)                -               -          (9,244)
                                                    -----------     -----------     -------------     -----------      ----------
BALANCE - December 31, 1999                              38,723          (9,244)                -               -          29,479

Capital contribution                                     10,000               -                 -          (4,000)          6,000

COMPREHENSIVE LOSS:

  Net loss                                                    -         (18,436)                -               -         (18,436)

  Adjustment for minimum pension liability                    -               -              (830)              -            (830)
                                                                                                                       ----------

  Total comprehensive loss                                    -               -                 -               -         (19,266)
                                                    -----------     -----------     -------------     -----------      ----------

BALANCE - December 31, 2000                              48,723         (27,680)             (830)         (4,000)         16,213

  Cancellation of capital commitment                     (4,000)              -                 -           4,000               -

COMPREHENSIVE LOSS:

  Net loss                                                    -          (5,688)                -               -          (5,688)

  Adjustment for minimum pension liability                    -               -            (2,759)              -          (2,759)
                                                                                                                       ----------

  Total comprehensive loss                                    -               -                 -               -          (8,447)
                                                    -----------     -----------     -------------     -----------      ----------

BALANCE - December 31, 2001                         $    44,723     $   (33,368)    $      (3,589)    $         -      $    7,766
                                                    ===========     ===========     =============     ===========      ==========

See notes to consolidated financial statements.

                      VORNADO CRESCENT LOGISTICS OPERATING
                           PARTNERSHIP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
             FOR THE PERIOD FROM MARCH 11, 1999 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                                                            2001            2000              1999
OPERATING ACTIVITIES:
  Net loss                                                            $     (5,688)    $    (18,436)     $    (9,244)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Provision for bad debts                                                  2,653            1,645            1,685
    Depletion, depreciation and amortization                                11,477            7,803            4,789
    Straight line rent expense                                               4,049            3,673            3,089
    Reduction in 2000 contractual rent                                     (14,343)               -                -
    Gain on settlement and curtailment of benefit plan                           -                -           (1,363)
    Changes in assets and liabilities, net of acquisitions:
      Restricted cash                                                       (6,652)           2,151                -
      Trade accounts receivable                                             10,843           (2,524)             239
      Other assets                                                            (522)              (9)          (6,420)
      Accounts payable and accrued expenses                                  2,071           (8,081)          (1,493)
      Due to AmeriCold Corporation                                           7,028           (2,158)          29,232
      Deferred rent obligations                                             (1,733)          19,011            5,400
      Other liabilities                                                        354              (69)             (11)
                                                                      ------------     ------------      -----------

        Net cash provided by operating activities                            9,537            3,006           25,903

INVESTING ACTIVITIES:
  Purchase of non-real estate assets                                             -                -          (38,723)
  Additions to property, plant, and equipment                               (2,368)         (12,302)          (9,666)
                                                                      ------------     ------------      -----------

        Net cash provided by investing activities                           (2,368)         (12,302)         (48,389)

FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                  18,940            7,014                -
  Repayment of long-term debt                                               (1,131)             (47)               -
  Repayment of capital lease obligation                                       (855)               -                -
  Repayment of due to AmeriCold Corporation                                 (2,149)          (5,444)          (8,249)
  Capital contributions                                                          -            6,000           38,723
                                                                      ------------     ------------      -----------

        Net cash provided by financing activities                           14,805            7,523           30,474
                                                                      ------------     ------------      -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                     21,974           (1,773)           7,988

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                        6,215            7,988                -
                                                                      ------------     ------------      -----------

  End of period                                                       $     28,189     $      6,215      $     7,988
                                                                      ============     ============      ===========

                                                                     (Continued)

See notes to consolidated financial statements.

                      VORNADO CRESCENT LOGISTICS OPERATING
                           PARTNERSHIP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
             FOR THE PERIOD FROM MARCH 11, 1999 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                                                           2001            2000             1999
SUPPLEMENTAL DISCLOSURES:
  Interest paid                                                       $      2,787     $        753      $       331
                                                                      ============     ============      ===========

SUPPLEMENTAL INFORMATION ABOUT NONCASH
  ACTIVITIES:
  Acquisition of fixed assets under capital leases                    $      4,522                -                -
                                                                      ============     ============      ===========
  Liabilities assumed in connection with acquisition of
    non-real estate assets                                                       -                -      $    13,198
                                                                      ============     ============      ===========
  Initial working capital to be collected on behalf of
    AmeriCold Corporation                                                        -                -      $    21,200
                                                                      ============     ============      ===========

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

     Subject to shareholder approval, Crescent Operating has agreed to transfer its interest in AmeriCold Logistics to an entity that will be owned by the shareholders of Crescent Real Estate Equities. It is uncertain at this time whether or when this plan will be approved and what effect, if any, this will have on the operation and management of AmeriCold Logistics.


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

     Reclassifications - Certain reclassifications have been made to the 2000 and 1999 balances to conform with the 2001 presentation.

3.   ACCRUED EXPENSES

     Detail of accrued expenses as of December 31, 2001 and 2000 is as follows:

(amounts in thousands)                         2001              2000
Accrued payroll and related expense        $     10,127      $      9,854
Accrued workers' compensation                     8,580             8,443
Severance and other charges                       6,764                 -
Other accrued expenses                           24,535            17,720
                                           ------------      ------------

                                           $     50,006      $     36,017
                                           ============      ============

4.   LONG-TERM DEBT

(amounts in thousands)                         2001              2000
Notes payable to Vornado:
   12% promissory note payable             $      3,000      $      3,000
   12% promissory note payable                    3,840                 -
   14% promissory note payable                    4,856                 -

Notes payable to Crescent:
   12% promissory note payable                    2,000             2,000
   12% promissory note payable                    3,500                 -
   14% promissory note payable                    6,190                 -

Note payable to bank                              1,360             1,937
                                           ------------      ------------

                                                 24,746             6,937
Less: current maturities                         (1,906)             (577)
                                           ------------      ------------

                                           $     22,840      $      6,360
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

     At December 31, 2001, future minimum fixed lease payments under the leases with AmeriCold Corporation and future minimum lease payments under operating leases other than leases with AmeriCold Corporation were as follows:

          (amounts in thousands)

YEAR ENDED                     AMERICOLD              OTHER
DECEMBER 31,                  CORPORATION            LESSORS              TOTAL
2002                         $     137,340         $    7,255         $     144,595
2003                               137,327              5,220               142,547
2004                               139,729              3,932               143,661
2005                               138,920              3,546               142,466
2006                               138,920              3,545               142,465
Thereafter                       1,011,241              2,748             1,013,989
                             -------------         ----------         -------------

                             $   1,703,477         $   26,246         $   1,729,723
                             =============         ==========         =============

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

     At December 31, 2001, future minimum lease payments under capital leases are as follows:
        (amounts in thousands)

YEAR ENDED
DECEMBER 31,
2002                                                  $       1,407
2003                                                          1,284
2004                                                          1,201
2005                                                          1,199
2006                                                          1,069
Thereafter                                                      638
                                                      -------------

Total minimum obligations                                     6,798
Less interest portion                                        (1,382)
                                                      -------------

Present value of net minimum payments                         5,416
Less current portion                                           (967)
                                                      -------------

Long term portion                                     $       4,449
                                                      =============

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

(amounts in thousands)

                                 SEVERANCE          OTHER               TOTAL
Charges                        $     7,725       $     1,170        $      8,895
Expenditures                          (961)           (1,170)             (2,131)
                               -----------       -----------        ------------

Severance Liability            $     6,764       $         -        $      6,764
                               ===========       ===========        ============

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

     Actuarial information regarding the defined benefit pension plans and postretirement benefits other than pensions as of December 31, 2001 and 2000 is as follows:

                                                                                     2001
                                                                -----------------------------------------------
                                                                        PENSION BENEFITS
                                                                ------------------------------
                                                                                    NATIONAL         OTHER
                                                                  RETIREMENT        SERVICE      POSTRETIREMENT
(amounts in thousands)                                           INCOME PLAN      RELATED PLAN     BENEFITS
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                           $    35,424     $     8,633     $     1,289
Service cost                                                            2,977             223              55
Interest cost                                                           2,562             632             126
Participant contributions                                                   -               -               7
Actuarial (gain) loss                                                   2,090            (327)            292
Settlements                                                                 -               -               -
Plan amendments                                                             -             187               -
Benefits paid                                                          (4,777)           (524)            (37)
                                                                  -----------     -----------     -----------
Benefit obligation at end of year                                 $    38,276     $     8,824     $     1,732
                                                                  ===========     ===========     ===========

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                    $    26,218     $     9,377     $         -
Actual return on plan assets                                             (122)            (81)              -
Employer contributions                                                  4,650             115              30
Participant contributions                                                   -               -               7
Benefits paid                                                          (4,777)           (524)            (37)
                                                                  -----------     -----------     -----------
Fair value of plan assets at end of year                          $    25,969     $     8,887     $         -
                                                                  ===========     ===========     ===========

Funded status                                                     $   (12,307)    $        63     $    (1,732)
Unrecognized actuarial (gain) loss                                      7,423           1,830              18
Unrecognized prior service cost                                         1,182             332            (518)
Minimum liability adjustment                                           (4,771)              -               -
                                                                  -----------     -----------     -----------
(Accrued) prepaid benefit cost                                    $    (8,473)    $     2,225     $    (2,232)
                                                                  ===========     ===========     ===========

Amounts recognized in the consolidated balance sheet
consist of:
  Accrued benefit liability                                       $    (8,473)    $         -     $    (2,232)
  Prepaid asset                                                             -           2,225               -
  Intangible asset                                                      1,182               -               -
  Accumulated other comprehensive loss                                  3,589               -               -
                                                                  -----------     -----------     -----------
Net amount recognized                                             $    (3,702)    $     2,225     $    (2,232)
                                                                  ===========     ===========     ===========

Weighted-average assumptions as of
  December 31, 2001:
Discount rate                                                            7.25%           7.25%           7.25%
Expected return                                                          9.50%           9.50%            N/A
Rate of compensation increase                                            4.00%            N/A             N/A

                                                                                     2000
                                                                -----------------------------------------------
                                                                        PENSION BENEFITS
                                                                ------------------------------
                                                                                    NATIONAL         OTHER
                                                                  RETIREMENT        SERVICE      POSTRETIREMENT
(amounts in thousands)                                           INCOME PLAN      RELATED PLAN     BENEFITS
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                           $    33,710     $     9,351     $     1,920
Service cost                                                            1,641             211              45
Interest cost                                                           2,518             707             106
Actuarial (gain) loss                                                   2,826          (1,168)           (257)
Settlements                                                                 -               -            (521)
Benefits paid                                                          (5,271)           (468)             (4)
                                                                  -----------     -----------     -----------
Benefit obligation at end of year                                 $    35,424     $     8,633     $     1,289
                                                                  ===========     ===========     ===========

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                    $    28,774     $     9,635     $         -
Actual return on plan assets                                            1,475             (38)              -
Employer contributions                                                  1,240             248               4
Benefits paid                                                          (5,271)           (468)             (4)
                                                                  -----------     -----------     -----------
Fair value of plan assets at end of year                          $    26,218     $     9,377     $         -
                                                                  ===========     ===========     ===========

Funded status                                                     $    (9,205)    $       743     $    (1,289)
Unrecognized actuarial (gain) loss                                      2,805           1,283            (260)
Unrecognized prior service cost                                         1,264             152            (582)
Minimum liability adjustment                                           (2,091)              -               -
                                                                  -----------     -----------     -----------
(Accrued) prepaid benefit cost                                    $    (7,227)    $     2,178     $    (2,131)
                                                                  ===========     ===========     ===========

Amounts recognized in the consolidated balance sheet
consist of:
  Accrued benefit liability                                       $    (7,227)    $         -     $    (2,131)
  Prepaid asset                                                             -           2,178               -
  Intangible asset                                                      1,261               -               -
  Accumulated other comprehensive loss                                    830               -               -
                                                                  -----------     -----------     -----------
Net amount recognized                                             $    (5,136)    $     2,178     $    (2,131)
                                                                  ===========     ===========     ===========

Weighted-average assumptions as of
  December 31, 2000:
Discount rate                                                            7.75%           7.75%           7.50%
Expected return                                                          9.50%           9.50%            N/A
Rate of compensation increase                                            4.00%            N/A             N/A

                                                                                        2001
                                                                 ----------------------------------------------
                                                                        PENSION BENEFITS
                                                                 -----------------------------
                                                                                   NATIONAL         OTHER
                                                                   RETIREMENT      SERVICE      POSTRETIREMENT
                                                                  INCOME PLAN    RELATED PLAN      BENEFITS
(amounts in thousands)
COMPONENTS OF NET PERIODIC
  BENEFIT COST:
  Service cost                                                    $     2,977     $       223     $        55
  Interest cost                                                         2,562             632             126
  Expected return on plan assets                                       (2,591)           (876)              -
  Recognized net actuarial loss (gain)                                    186              84              15
  Amortization of prior service cost                                       81               6             (65)
                                                                  -----------     -----------     -----------

                                                                  $     3,215     $        69     $       131
                                                                  ===========     ===========     ===========

                                                                                        2000
                                                                 ----------------------------------------------
                                                                        PENSION BENEFITS
                                                                 -----------------------------
                                                                                   NATIONAL         OTHER
                                                                   RETIREMENT      SERVICE      POSTRETIREMENT
                                                                  INCOME PLAN    RELATED PLAN      BENEFITS
(amounts in thousands)
COMPONENTS OF NET PERIODIC
  BENEFIT COST:
  Service cost                                                    $     1,641     $       211     $        45
  Interest cost                                                         2,518             707             106
  Expected return on plan assets                                       (3,153)         (1,094)              -
  Recognized net actuarial loss (gain)                                   (119)             90               -
  Amortization of prior service cost                                       80               6             (65)
                                                                  -----------     -----------     -----------

                                                                  $       967     $       (80)    $        86
                                                                  ===========     ===========     ===========

                                                                                        1999
                                                                 ----------------------------------------------
                                                                        PENSION BENEFITS
                                                                 -----------------------------
                                                                                   NATIONAL         OTHER
                                                                   RETIREMENT      SERVICE      POSTRETIREMENT
                                                                  INCOME PLAN    RELATED PLAN      BENEFITS
(amounts in thousands)
COMPONENTS OF NET PERIODIC
  BENEFIT COST:
  Service cost                                                    $     1,297     $       254     $       147
  Interest cost                                                         2,461             576             346
  Expected return on plan assets                                       (2,531)           (820)              -
  Recognized net actuarial loss (gain)                                    338              18              67
  Amortization of prior service cost                                      104               5             (56)
                                                                  -----------     -----------     -----------
                                                                  $     1,669     $        33     $       504
                                                                  ===========     ===========     ===========

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





10.  SUBSEQUENT EVENT - UNAUDITED



     On November 5, 2002, the Company issued a $6,000,000 note to Vornado, effective March 11, 2002, in exchange for Vornado's $6,000,000 special equity contribution, described in Note 2. Certain of the Company's trade receivables collateralize the loan. The loan bears interest of 12% and requires monthly interest payments until maturity on December 31, 2004.

     On December 31, 2002, the Company sold it interests in its Carthage, Missouri and Kansas City, Kansas quarries to a joint venture owned 56% by Crescent Real Estate Equities Company and 44% by Vornado Realty Trust for approximately $20 million. The Company will continue to manage these assets on behalf of the new owners.

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


/s/ ARTHUR ANDERSEN LLP


Houston, Texas
January 15, 2001


THIS REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

             THE WOODLANDS OPERATING COMPANY, L.P. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 2000 AND 1999
                         (DOLLARS IN THOUSANDS)

                                                                2000                   1999
                                                             ----------             ---------
ASSETS
Cash and cash equivalents..............................      $    3,817             $   1,677
Trade receivables, net of allowance for doubtful
   accounts of $295 and $302...........................           6,071                 6,839
Inventory..............................................           1,217                 1,046
Prepaid and other current assets.......................             432                   264
Property and equipment, at cost less accumulated
   depreciation of $1,172 and $673.....................           2,430                 2,109
Other assets...........................................             738                 1,200
                                                             ----------             ---------
                                                             $   14,705             $  13,135
                                                             ==========             =========

LIABILITIES AND EQUITY
Liabilities
   Accounts payable....................................      $   10,857             $   8,113
   Accrued liabilities.................................           2,636                 2,273
   Deferred revenue....................................           7,045                 5,300
   Other liabilities...................................             336                   468
                                                             ----------             ---------
                                                                 20,874                16,154

Commitments and contingencies (Note 2)

Partners' deficit (Note 3).............................          (6,169)               (3,019)
                                                             ----------             ---------
                                                             $   14,705             $  13,135
                                                             ==========             =========

             THE WOODLANDS OPERATING COMPANY, L.P. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF EARNINGS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                           (DOLLARS IN THOUSANDS)

                                                              2000               1999              1998
                                                         ---------------    ---------------   ---------------
REVENUES
   Conference Center and Country Club operations.....       $  53,355          $  47,945         $  47,609
   Management fees and other.........................          29,394             26,690            27,151
                                                            ---------          ---------         ---------
                                                               82,749             74,635            74,760
                                                            ---------          ---------         ---------

OPERATING EXPENSES
   Conference Center and Country Club operations.....          52,166             47,325            46,162
   Operating, general and administrative.............          26,712             24,531            25,246
DEPRECIATION AND AMORTIZATION........................           1,035                863               751
                                                            ---------          ---------         ---------
                                                               79,913             72,719            72,159
                                                            ---------          ---------         ---------

OPERATING EARNINGS...................................           2,836              1,916             2,601

OTHER INCOME.........................................             (14)               (28)              (37)
                                                            ---------          ---------         ---------

NET EARNINGS.........................................       $   2,850          $   1,944         $   2,638
                                                            =========          =========         =========

             THE WOODLANDS OPERATING COMPANY, L.P. AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                          (DOLLARS IN THOUSANDS)

                                                           WOCOI         MS/TWC
                                                        Investment        Joint        MS/TWC,
                                                         Company         Venture        Inc.             Total
                                                     --------------   ------------   -----------     -------------
Balance, December 31, 1997.....................        $      594       $      790      $    15        $    1,399

Distributions..................................            (2,550)          (3,390)         (60)           (6,000)

Earnings.......................................             1,121            1,491           26             2,638
                                                       ----------       ----------      -------        ----------

Balance, December 31, 1998.....................              (835)          (1,109)         (19)           (1,963)

Distributions..................................            (1,275)          (1,695)         (30)           (3,000)

Earnings.......................................               826            1,098           20             1,944
                                                       ----------       ----------      -------        ----------

Balance, December 31, 1999.....................            (1,284)          (1,706)         (29)           (3,019)

Distributions..................................            (3,266)          (2,679)         (55)           (6,000)

Earnings.......................................             1,927              900           23             2,850
                                                       ----------       ----------      -------        ----------

Balance, December 31, 2000.....................        $   (2,623)       $  (3,485)      $  (61)        $  (6,169)
                                                       ==========       ==========      =======        ==========

             THE WOODLANDS OPERATING COMPANY, L.P. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                          (DOLLARS IN THOUSANDS)

                                                                            2000             1999             1998
                                                                        ------------    -------------    -------------
OPERATING ACTIVITIES
Net earnings .................................................          $    2,850        $    1,944       $    2,638
Adjustments to reconcile net earnings to
   cash provided by (used for) operating activities
     Depreciation and amortization ...........................               1,035               863              751
     Deferred Country Club initiation fees, net ..............               1,745             2,468            2,062
     Other ...................................................                (671)             (329)            (113)
                                                                        ----------        ----------       ----------
                                                                             4,959             4,946            5,338
     Changes in operating assets and liabilities
       Trade receivables, inventory and prepaid assets .......                 429            (2,167)             656
       Other assets ..........................................                 462               522           (1,687)
       Accounts payable ......................................               2,744            (3,826)           6,388
       Accrued liabilities ...................................                 363               458           (2,360)
                                                                        ----------        ----------       ----------
Cash provided by (used for) operating activities .............               8,957               (67)           8,335
                                                                        ----------        ----------       ----------

INVESTING ACTIVITIES
Capital expenditures .........................................                (817)           (1,106)            (519)
                                                                        ----------        ----------       ----------

FINANCING ACTIVITIES
Distributions to partners ....................................              (6,000)           (3,000)          (6,000)
                                                                        ----------        ----------       ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............               2,140            (4,173)           1,816
CASH AND CASH EQUIVALENTS, beginning of year .................               1,677             5,850            4,034
                                                                        ----------        ----------       ----------

CASH AND CASH EQUIVALENTS, end of year .......................          $    3,817        $    1,677       $    5,850
                                                                        ==========        ==========       ==========

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


/s/ ARTHUR ANDERSEN LLP


Houston, Texas
January 15, 2001


THIS REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

     THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 2000 AND 1999
                        (DOLLARS IN THOUSANDS)

                                                                          2000             1999
                                                                      -----------       ---------
ASSETS
Cash and cash equivalents.......................................       $   10,739       $     486
Trade receivables...............................................              989             465
Inventory.......................................................               56              36
Prepaid and other current assets................................            2,072             727
Notes and contracts receivable (Notes 2 and 10).................           30,471          35,787
Real estate (Notes 3 and 4).....................................          395,940         375,663
Other assets....................................................            4,342           4,391
                                                                       ----------       ---------
                                                                       $  444,609       $ 417,555
                                                                       ==========       =========

LIABILITIES AND EQUITY
Liabilities
     Accounts payable...........................................       $   27,935       $  19,264
     Accrued liabilities........................................            3,598           3,148
     Credit facility (Notes 5 and 10)...........................          217,000         237,000
     Other debt (Notes 5 and 10)................................           38,356           3,285
     Deferred revenue...........................................            6,272           1,603
     Other liabilities..........................................            7,128           8,250
     Note payable to affiliated company (Note 8)................           15,880          23,303
     Notes payable to partners (Notes 6 and 10).................           25,000          25,000
                                                                       ----------       ---------
                                                                          341,169         320,853

Commitments and contingencies (Notes 4 and 7)

Partners' equity (Note 9).......................................          103,440          96,702
                                                                       ----------       ---------
                                                                       $  444,609       $ 417,555
                                                                       ==========       =========

          THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                        2000              1999            1998
                                                     ----------       -----------     -----------
REVENUES
Residential lot sales............................     $ 127,435        $   92,904      $   77,824
Commercial land sales............................        39,486            24,820          43,778
Other (Notes 3 and 4)............................         9,963            13,135          10,349
                                                      ---------        ----------      ----------
                                                        176,884           130,859         131,951
                                                      ---------        ----------      ----------
COSTS AND EXPENSES
Residential lot cost of sales....................        64,269            51,352          45,203
Commercial land cost of sales....................        15,411            10,024          17,533
Operating expenses (Note 8)......................        25,249            18,705          19,471
Depreciation and amortization....................         1,267               753             464
                                                      ---------        ----------      ----------
                                                        106,196            80,834          82,671
                                                      ---------        ----------      ----------

OPERATING EARNINGS...............................        70,688            50,025          49,280
                                                      ---------        ----------      ----------

OTHER (INCOME) EXPENSE

Interest expense (Notes 5, 6 and 8)..............        29,424            23,833          24,000
Interest capitalized.............................       (26,438)          (21,659)        (22,106)
Amortization of debt costs.......................         1,083             1,211           1,243
Other............................................           149               226             329
                                                      ---------        ----------      ----------
                                                          4,218             3,611           3,466
                                                      ---------        ----------      ----------

EARNINGS BEFORE EXTRAORDINARY CHARGE AND
    CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
    PRINCIPLE....................................        66,470            46,414          45,814

EXTRAORDINARY CHARGE (Note 5)....................             -               883               -

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
    PRINCIPLE (Note 11)..........................             -                 -             639
                                                      ---------        ----------      ----------

NET EARNINGS.....................................     $  66,470        $   45,531      $   45,175
                                                      =========        ==========      ==========

         THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                             The
                                          Woodlands         MS/TWC
                                            Land             Joint          MS/TWC,
                                        Company, Inc.       Venture           Inc.           Total
                                      ---------------   --------------    ------------   --------------
Balance, December 31, 1997......        $    31,405      $    41,748       $     739      $    73,892

Contributions...................              2,575            3,423              60            6,058

Distributions...................            (15,299)         (20,338)           (360)         (35,997)

Net earnings....................             19,199           25,524             452           45,175
                                        -----------      -----------       ---------      -----------

Balance, December 31, 1998......             37,880           50,357             891           89,128

Contributions...................              2,550            3,390              60            6,000

Distributions...................            (18,682)         (24,836)           (439)         (43,957)

Net earnings....................             19,351           25,725             455           45,531
                                        -----------      -----------       ---------      -----------

Balance, December 31, 1999......             41,099           54,636             967           96,702

Contributions...................              2,550            3,390              60            6,000

Distributions...................            (27,947)         (37,129)           (656)         (65,732)

Net earnings....................             28,260           37,547             663           66,470
                                        -----------      -----------       ---------      -----------
Balance, December 31, 2000......        $    43,962      $    58,444       $   1,034      $   103,440
                                        ===========      ===========       =========      ===========

     THE WOODLANDS LAND DEVELOPMENT COMPANY, L.P. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                        (DOLLARS IN THOUSANDS)

                                                                      2000          1999          1998
                                                                   ----------    ----------    ----------
OPERATING ACTIVITIES
Net earnings...................................................    $ 66,470      $  45,531      $ 45,175
Adjustments to reconcile net earnings to
   cash provided by operating activities
     Cost of land sold.........................................      79,680         61,376        62,736
     Depreciation and amortization.............................       1,267            753           464
     Gain on sale of property..................................           -         (4,239)         (699)
     Partnership distributions greater (less) than earnings....         184            365           (61)
     (Increase) decrease in notes and contracts receivable.....       5,316         (5,747)       (9,108)
     Other.....................................................       5,301          4,750        (4,697)
                                                                   --------      ---------      --------
                                                                    158,218        102,789        93,810
     Land development capital expenditures.....................     (58,060)       (71,969)      (50,035)
     Changes in operating assets and liabilities
        Trade receivables, inventory and prepaid assets........      (1,889)        (1,075)            1
        Other assets...........................................          49         (2,383)        1,855
        Accounts payable and accrued liabilities...............       9,610          7,153        (1,118)
                                                                   --------      ---------      --------
Cash provided by operating activities..........................     107,928         34,515        44,513
                                                                   --------      ---------      --------

INVESTING ACTIVITIES
Capital expenditures...........................................     (45,591)             -             -
Acquisition of commercial property.............................           -              -       (10,100)
Proceeds from sale of property.................................           -          5,398         4,819
                                                                   --------      ---------      --------
Cash provided by (used for) investing activities...............     (45,591)         5,398        (5,281)
                                                                   --------      ---------      --------

FINANCING ACTIVITIES
Contributions from partners....................................       6,000          6,000         6,058
Distributions to partners......................................     (65,732)       (43,957)      (35,997)
Debt borrowings................................................       3,513        252,438         3,263
Debt repayments................................................     (20,169)      (251,308)      (30,250)
Repayment of affiliated company note...........................      (7,423)        (2,697)            -
Subsidiary debt financing......................................      31,727              -             -
                                                                   --------      ---------      --------
Cash used for financing activities.............................     (52,084)       (39,524)      (56,926)
                                                                   --------      ---------      --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............      10,253            389       (17,694)
CASH AND CASH EQUIVALENTS, beginning of year...................         486             97        17,791
                                                                   --------      ---------      --------

CASH AND CASH EQUIVALENTS, end of year.........................    $ 10,739      $     486      $     97
                                                                   ========      =========      ========

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

(3) REAL ESTATE

     The following is a summary of real estate at December 31, 2000 and 1999 (in thousands):

                                              2000             1999
                                          ------------     -----------
Land ...............................          $320,110        $344,140
Commercial properties ..............            68,811          27,285
Equity investments (Note 4) ........             8,406           1,682
Other assets .......................               453           3,579
                                          ------------     -----------
                                               397,780         376,686
Accumulated depreciation ...........            (1,840)         (1,023)
                                          ------------     -----------
                                              $395,940        $375,663
                                          ============     ===========

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

(4) EQUITY INVESTMENTS

     During 2000, Woodlands Development's principal partnership and corporation interests included the following:

                                                            Ownership               Nature of Operations
                                                          -------------   ------------------------------------
Sterling Ridge Retail 2000 (completed December 2000)            50%          Retail property in The Woodlands
Stewart Title of Montgomery County, Inc. ...............        50%          Title company

     Woodlands Development's net investment in these entities is included in the real estate caption on the balance sheets and its share of these entities' pretax earnings is included in other revenues on the statements of earnings. A summary of the net investment as of December 31, 2000 and the share of pre-tax earnings for the year then ended follows (in thousands):

                                                                              Equity in Pre-Tax
                                                          Net Investment          Earnings
                                                        ------------------   -------------------
Sterling Ridge Retail 2000.........................             $6,953                 $   -
Stewart Title of Montgomery County, Inc. ..........              1,368                   555
Other..............................................                 85                  (130)
                                                          ------------         -------------
                                                                $8,406                 $ 425
                                                          ============         =============

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

     Summarized financial statement information for partnerships and a corporation in which Woodlands Development has an ownership interest at December 31, 2000 and for the year then ended follows (in thousands):

Assets ...........................................................     $19,308
Debt payable to third parties
   Woodlands Development's proportionate share (nonrecourse) .....       1,837
   Other parties' proportionate share ............................       1,836
Accounts payable and deferred credits ............................       1,275
Owners' equity ...................................................      14,360

Revenues .........................................................     $ 4,938
Operating earnings ...............................................       1,912
Pre-tax earnings .................................................       1,597
Woodlands Development's proportionate share
      of pre-tax earnings.........................................         425

(5) DEBT

     A summary of Woodlands Development's outstanding debt at December 31, 2000 and 1999 follows (in thousands):

                                                     2000         1999
                                                  ----------   ----------
Bank credit agreement ......................        $217,000     $237,000

Subsidiary's credit agreement ..............          31,727            -

Mortgages payable, at an average
  interest rate of 8.4%  ...................           6,629        3,285
                                                  ----------   ----------
                                                    $255,356     $240,285
                                                  ==========   ==========

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

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and estimated fair values of Woodlands Development's financial instruments as of December 31, 2000 follows (in thousands):

                                                                   Carrying          Estimated Fair
                                                                    Amounts             Values
                                                                --------------      ----------------
Notes and contracts receivable.............................         $ 30,471            $ 30,471

Note payable to affiliated company.........................           15,880              15,880

Debt.......................................................          255,356             255,175

Notes payable to partners..................................           25,000              31,524

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

         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 CRESCENT OPERATING, INC. (PARENT COMPANY)

                         CONDENSED BALANCE SHEETS
                          (AMOUNTS IN THOUSANDS)

                                                                           December 31, 2001           December 31, 2000
                                                                         ---------------------       ---------------------
                                                        ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                    $      383                  $    760
   Accounts receivable                                                              10,606                       641
   Intercompany                                                                     13,737                     3,608
   Prepaid expenses and other current assets                                            10                       601
                                                                                ----------                  --------
     Total current assets                                                           24,736                     5,610
                                                                                ----------                  --------

PROPERTY AND EQUIPMENT, NET                                                             56                        66

INVESTMENTS                                                                        (42,712)                    3,959

OTHER ASSETS                                                                        19,461                     5,548
                                                                                ----------                  --------

TOTAL ASSETS                                                                    $    1,541                  $  5,183
                                                                                ==========                  ========

                                      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                        $    1,133                  $  1,086
   Accounts payable and accrued expenses - CEI                                       6,968                     6,849
   Current portion of long-term debt - CEI                                          69,041                     8,578
   Current portion of long-term debt                                                16,997                    16,033
                                                                                ----------                  --------
     Total current liabilities                                                      94,139                    32,546

LONG-TERM DEBT, NET OF CURRENT PORTION                                                 790                    56,170

                                                                                ----------                  --------
Total liabilities                                                                   94,929                    88,716
                                                                                ----------                  --------

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.01 par value, 10,000 shares authorized,                            -                         -
     no shares issued or outstanding
   Common stock, $.01 par value, 22,500 shares authorized,                             115                       114
     11,443 and 11,415 shares issued, respectively
   Additional paid-in capital                                                       17,781                    17,754
   Deferred compensation on restricted shares                                            -                      (177)
   Accumulated comprehensive income (loss)                                          (1,436)                   (9,509)
   Accumulated deficit                                                            (105,542)                  (27,409)
   Treasury Stock at cost, 1,103 shares                                             (4,306)                   (4,306)
                                                                                ----------                  --------
     Total shareholders' equity (deficit)                                          (93,388)                  (23,533)
                                                                                ----------                  --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                            $    1,541                  $ 65,183
                                                                                ==========                  ========

        See accompanying notes to the condensed financial statements.

         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 CRESCENT OPERATING, INC. (PARENT COMPANY)

                    CONDENSED STATEMENTS OF OPERATIONS
                          (AMOUNTS IN THOUSANDS)


                                                          For the             For the               For the
                                                        Year Ended           Year Ended            Year Ended
                                                     December 31, 2001    December 31, 2000    December 31, 1999
                                                   --------------------  -------------------  --------------------
COSTS AND EXPENSES
   General and administrative expenses                  $    6,947            $   4,197           $    2,602
   Interest expense                                          9,070                8,427                8,429
   Interest income                                              46                 (416)                (391)
   Other                                                        (3)                   2                    -
                                                        ----------            ---------           ----------

     Total costs and expenses                               16,060               12,210               10,640

INVESTMENT INCOME                                                -                2,721                1,890

EQUITY IN (LOSS) EARNINGS OF UNCONSOLIDATED
   SUBSIDIARIES                                            (58,218)               1,371               (2,098)
                                                        ----------            ---------           ----------

LOSS BEFORE INCOME TAXES,                                  (74,278)              (8,118)             (10,848)
   MINORITY INTERESTS AND ACCOUNTING CHANGE

INCOME TAX BENEFIT                                          (5,654)              (4,428)              (8,153)
                                                        ----------            ---------           ----------

LOSS BEFORE ACCOUNTING CHANGE                              (68,624)              (3,690)              (2,695)

CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                  (9,509)                   -                    -
                                                        ----------            ---------           ----------

NET LOSS                                                $  (78,133)           $  (3,690)          $   (2,695)
                                                        ==========            =========           ==========

        See accompanying notes to the condensed financial statements.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    CRESCENT OPERATING, INC. (PARENT COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                         For the               For the               For the
                                                                        Year Ended           Year Ended            Year Ended
                                                                     December 31, 2001    December 31, 2000    December 31, 1999
                                                                     ------------------  -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $  (78,133)          $  (3,690)            $   (2,695)
   Adjustments to reconcile net loss
     to net cash provided by (used in) operating activities:
     Depreciation                                                               27                  32                     22
     Amortization                                                             (103)               (103)                  (155)
     Intercompany                                                             (129)             (6,538)                (1,942)
     Loss on sale of equipment                                                   2                   4                      2
     Gain on sale of investments                                                 -                (722)                (1,963)
     Investment (income) loss                                               60,631              (3,370)                 2,171
     Impairment of assets                                                        -                   -                      -
     Change in accounting method                                             9,509                   -                      -
     Deferred compensation                                                     205                  60                     53
     Deferred taxes                                                         (5,355)              1,744                 (6,909)
     Changes in assets and liabilities, net of
       effects of acquisitions:
       Accounts receivable                                                  (9,965)               (996)                  (127)
       Prepaid expenses and current assets                                     591                (511)                   634
       Other assets                                                         (2,703)                101                    (27)
       Accounts payable and accrued expenses                                    47               1,240                   (315)
       Accounts payable and accrued expenses - CEI                             119               4,771                    480
                                                                        ----------           ---------             ----------
          Net cash provided by (used in) operating activities              (25,257)             (7,978)               (10,771)
                                                                        ----------           ---------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of business interests - net of cash acquired                      -                   -                (15,489)
   Purchases of property and equipment                                         (19)                (36)                   (51)
   Proceeds from sale of property and equipment                                  -               4,060                      -
   Proceeds from sale of investments                                             -                   -                 22,691
   Net distribution from investments                                        18,852               7,028                  7,097
                                                                        ----------           ---------             ----------
          Net cash provided by (used in) investing activities               18,833              11,052                 14,248
                                                                        ----------           ---------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of long-term debt - CEI                                          7,842               1,675                 37,628
   Payments of long-term debt - CEI                                              -                   -                (39,480)
   Payments of long-term debt                                               (1,795)             (2,673)                (5,942)
   Other                                                                         -                   -                      7
                                                                        ----------           ---------             ----------
          Net cash provided by (used in) financing activities                6,047                (998)                (7,787)
                                                                        ----------           ---------             ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (377)              2,076                 (4,310)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                         760              (1,316)                 2,994
                                                                        ----------           ---------             ----------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                        $      383           $     760             $   (1,316)
                                                                        ==========           =========             ==========

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

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
------      --------------------------------------------------------------------
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

  10.114 Fourth Amendment to Line of Credit Credit and Security Agreement effective February 1, 2000, between Crescent Real Estate Equities
            Limited Partnership and Crescent Operating, Inc. relating to Line of
            Credit Credit and Security Agreement effective May 21, 1997 (filed as Exhibit 10.114 to September 30, 2000 Form 10-Q and incorporated by reference herein)

  10.115    Credit Agreement dated September 21, 2000, between Crescent
            Development Management Corp., as borrower, and Crescent Real Estate
            Equities Limited Partnership, as lender, and related Line of Credit
            Note and Security Agreement *

  10.116    Assignment of Interest in East West Resorts, LLC (CDMC to COPI);
            Assignment of Interest in East West Resorts, LLC (COPI to CDMC); and
            Assignment, Assumption and Consent Agreement dated December 31,
            2000, among Crescent Development Management Corp., Crescent
            Development Management Corp. II, and Crescent Real Estate Equities
            Limited Partnership *

  10.117    Assignment of Membership Interest dated December 29, 2000 between
            Crescent Operating, Inc. and Rockwood Financial Group, Inc.;
            Assignment of Membership Interest dated December 29, 2000 between
            COPI CBHS Holdings, L.P. and Rockwood Financial Group, Inc.; and related Indemnification Agreement dated December 29, 2000 among COPI
            CBHS Holdings, L.P., Crescent Operating, Inc. and Rockwood Financial
            Group, Inc. *

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

  10.132    Fifth Amendment to Credit and Security Agreement effective June 28,
            2001, between Crescent Real Estate Equities Limited Partnership and
            Crescent Operating, Inc. relating to $19.5 million Credit and
            Security Agreement effective March 11, 1999 *

  10.133    Sixth Amendment to Credit and Security Agreement effective June 28,
            2001, between Crescent Real Estate Equities Limited Partnership and
            Crescent Operating, Inc. relating to $9.0 million Credit and
            Security Agreement effective September 21, 1998 *

  10.134 Eighth Amendment to Line of Credit Credit and Security Agreement effective June 28, 2001, between Crescent Real Estate Equities
            Limited Partnership and Crescent Operating, Inc. relating to Line of
            Credit Credit and Security Agreement effective May 21, 1997 *

  10.135    Eighth Amendment to Amended and Restated Credit and Security
            Agreement effective June 28, 2001, between Crescent Real Estate
            Equities Limited Partnership and Crescent Operating, Inc. relating to Amended and Restated Credit and Security Agreement effective May
            21, 1997 *

  10.136    Sixth Amendment to Credit and Security Agreement effective October
            31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $19.5 million Credit and Security Agreement effective March 11, 1999*

  10.137    Seventh Amendment to Credit and Security Agreement effective October
            31, 2001, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. relating to $9.0 million Credit and Security Agreement effective September 21, 1998 *

  10.138 Ninth Amendment to Line of Credit Credit and Security Agreement effective October 31,

            2001, between Crescent Real Estate Equities Limited Partnership and
            Crescent Operating, Inc. relating to Line of Credit Credit and
            Security Agreement effective May 21, 1997 *

  10.139    Ninth Amendment to Amended and Restated Credit and Security
            Agreement effective October 31, 2001, between Crescent Real Estate
            Equities Limited Partnership and Crescent Operating, Inc. relating to Amended and Restated Credit and Security Agreement effective May
            21, 1997*

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

  10.142 Third Amendment to Credit Agreement effective as of August 27, 2001, among Crescent Operating, Inc., Bank of America, N.A. (formerly
            NationsBank, N.A.), and the Support Parties identified therein*

  10.143    Fourth Amendment to Credit Agreement effective as of November 27,
            2001, among Crescent Operating, Inc., Bank of America, N.A.
            (formerly NationsBank, N.A.), and the Support Parties identified therein, together with related $15.0 million promissory note *

  10.144    Fifth Amendment to Credit Agreement effective as of December 31,
            2001, among Crescent Operating, Inc., Bank of America, N.A.
            (formerly NationsBank, N.A.), and the Support Parties identified therein, together with related $15.0 million promissory note, modified and extended as of December 31, 2001*

  10.145    Assignment/Pledge (Security Agreement) effective as of December 31,
            2001 by Crescent Operating to Bank of America, N.A. (formerly
            NationsBank, N.A.)*

    21      List of Subsidiaries of Crescent Operating, Inc. *

   23.1     Consent of Ernst & Young LLP (filed herewith)

   23.2     Consent of Deloitte & Touche LLP (filed herewith)

    99      Notice Regarding Arthur Andersen LLP (filed herewith)

     * Filed with corresponding exhibit number as listed on the Registrant's Form 10-K for the year ended December 31,
            2001 and incorporated by reference herein